Form 10-Q
period 2022-09-30
LIVEPERSON INC
filed 2022-11-08
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On November 3, 2022, 75,328,068 shares of the registrant’s common stock were outstanding.

LIVEPERSON, INC.
September 30, 2022
FORM 10-Q

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q about LivePerson, Inc. (“LivePerson”, the “Company”, “our”, “we” or “us”) that are not historical facts are forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about LivePerson and our industry. Our expectations, assumptions, estimates and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, assumptions, estimates and projections will be realized. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition (including based on examinations of historical operating trends), management strategies and the COVID-19 pandemic. Many of these statements are found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects” and variations of such words or similar expressions are intended to identify forward-looking statements. However, not all forward-looking statements contain these words. Forward-looking statements are subject to risks and uncertainties that could cause actual future events or results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022 in the section entitled Part I, Item 1A. “Risk Factors.” It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We do not undertake any obligation to revise forward-looking statements to reflect future events or circumstances. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Part I. Financial Information
Item 1. Financial Statements
LIVEPERSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2022	December 31, 2021
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$393,330	$521,846
Accounts receivable, net of allowances of $8,511 and $6,338 as of September 30, 2022 and December 31, 2021, respectively	100,741	93,804
Prepaid expenses and other current assets	31,919	20,626
Total current assets	525,990	636,276
Operating lease right of use assets (Note 10)	2,270	1,977
Property and equipment, net (Note 6)	135,830	124,726
Contract acquisition costs	39,903	40,675
Intangibles, net (Note 5)	81,457	85,554
Goodwill (Note 5)	300,578	291,215
Deferred tax assets	4,570	5,034
Investment in joint venture	3,993	—
Other assets	2,487	1,199
Total assets	$1,097,078	$1,186,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,975	$16,942
Accrued expenses and other current liabilities (Note 7)	118,421	104,297
Deferred revenue (Note 2)	103,219	98,808
Operating lease liability (Note 10)	3,221	3,380
Total current liabilities	236,836	223,427
Deferred revenue, net of current portion (Note 2)	287	54
Convertible senior notes, net (Note 8)	736,475	574,238
Operating lease liability, net of current portion (Note 10)	698	2,733
Deferred tax liability	2,355	2,049
Other liabilities	30,916	34,718
Total liabilities	1,007,567	837,219
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value - 200,000,000 shares authorized, 77,934,440 and 74,980,546 shares issued, 75,188,197 and 72,234,303 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	78	75
Additional paid-in capital	757,162	871,788
Treasury stock - 2,746,243 shares	(3)	(3)
Accumulated deficit	(650,638)	(516,859)
Accumulated other comprehensive loss	(17,088)	(5,564)
Total stockholders’ equity	89,511	349,437
Total liabilities and stockholders’ equity	$1,097,078	$1,186,656
         See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except share and per share amounts)
Revenue	$129,561	$118,327	$392,323	$345,823
Costs and expenses: (1) (2)
Cost of revenue (3)	43,681	38,795	138,297	112,377
Sales and marketing	49,448	40,852	167,563	116,427
General and administrative	32,171	17,193	92,152	47,784
Product development	44,744	41,734	156,568	112,715
Restructuring costs	7,111	44	17,949	3,269
Amortization of purchased intangibles	920	488	2,742	1,237
Total costs and expenses	178,075	139,106	575,271	393,809
Loss from operations	(48,514)	(20,779)	(182,948)	(47,986)
Other income (expense), net:
Interest income (expense), net	401	(9,442)	(1,713)	(27,852)
Other income (expense), net	5,114	(48)	1,908	3,002
Total other income (expense), net	5,515	(9,490)	195	(24,850)
Loss before provision for income taxes	(42,999)	(30,269)	(182,753)	(72,836)
Provision for income taxes	249	2,538	1,270	2,285
Net loss	$(43,248)	$(32,807)	$(184,023)	$(75,121)

Net loss per share of common stock:
Basic	$(0.56)	$(0.47)	$(2.39)	$(1.09)
Diluted	$(0.56)	$(0.47)	$(2.39)	$(1.09)

Weighted-average shares used to compute net loss per share:
Basic	77,784,346	69,798,839	76,969,629	68,926,203
Diluted	77,784,346	69,798,839	76,969,629	68,926,203

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$2,905	$1,337	$9,156	$4,618
Sales and marketing	6,021	4,228	18,612	11,383
General and administrative	12,034	4,103	35,703	9,863
Product development	10,980	8,601	36,852	22,103

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$2,402	$2,552	$7,398	$7,720
Sales and marketing	637	602	1,794	1,820
General and administrative	109	15	342	103
Product development	3,915	3,724	11,880	10,828

(3) Amounts include amortization of purchased intangibles and finance leases, as follows:
Cost of revenue	$4,811	$1,343	$13,788	$3,702
See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Net loss	$(43,248)	$(32,807)	$(184,023)	$(75,121)
Foreign currency translation adjustment	(5,026)	(3,056)	(11,524)	(4,237)
Comprehensive loss	$(48,274)	$(35,863)	$(195,547)	$(79,358)

See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
Balance as of December 31, 2021	74,980,546	$75	(2,746,243)	$(3)	$871,788	$(516,859)	$(5,564)	$349,437
Cumulative adjustment due to adoption of ASU 2020-06	—	—	—	—	(209,651)	50,244	—	(159,407)
Common stock issued upon exercise of stock options	40,483	—	—	—	506	—	—	506
Common stock issued upon vesting of restricted stock units (“RSUs”)	444,043	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,522	—	—	20,522
Cash awards settled in shares of the Company’s common stock	735,519	1	—	—	17,298	—	—	17,299
Common stock issued under Employee Stock Purchase Plan	82,100	—	—	—	1,415	—	—	1,415
Issuance of common stock in connection with acquisitions	779,946	1	—	—	17,636	—	—	17,637
Net loss	—	—	—	—	—	(65,364)	—	(65,364)
Other comprehensive loss	—	—	—	—	—	—	(1,699)	(1,699)
Balance as of March 31, 2022	77,062,637	$77	(2,746,243)	$(3)	$719,514	$(531,979)	$(7,263)	$180,346
Common stock issued upon exercise of stock options	25,295	—	—	—	389	—	—	389
Common stock issued upon vesting of RSUs	372,500	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	18,826	—	—	18,826
Common stock issued under Employee Stock Purchase Plan	99,495	—	—	—	1,403	—	—	1,403
Net loss	—	—	—	—	—	(75,411)	—	(75,411)
Other comprehensive loss	—	—	—	—	—	—	(4,799)	(4,799)
Balance as of June 30, 2022	77,559,927	$78	(2,746,243)	$(3)	$740,132	$(607,390)	$(12,062)	$120,755
Common stock issued upon exercise of stock options	134,423	—	—	—	343	—	—	343
Common stock issued upon vesting of RSUs	161,272	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	15,843	—	—	15,843
Common stock issued under Employee Stock Purchase Plan	78,818	—	—	—	844	—	—	844
Net loss	—	—	—	—	—	(43,248)	—	(43,248)
Other comprehensive loss	—	—	—	—	—	—	(5,026)	(5,026)
Balance as of September 30, 2022	77,934,440	$78	(2,746,243)	$(3)	$757,162	$(650,638)	$(17,088)	$89,511

See accompanying notes to unaudited condensed consolidated financial statements.

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
Balance as of December 31, 2020	70,264,265	$70	(2,709,830)	$(3)	$635,672	$(391,885)	$80	$243,934
Common stock issued upon exercise of stock options	209,185	—	—	—	2,617	—	—	2,617
Common stock issued upon vesting of RSUs	454,508	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	9,225	—	—	9,225
Cash awards settled in shares of the Company’s common stock	400,700	—	—	—	25,925	—	—	25,925
Common stock issued under Employee Stock Purchase Plan	22,544	—	—	—	1,257	—	—	1,257
Net loss	—	—	—	—	—	(21,195)	—	(21,195)
Other comprehensive loss	—	—	—	—	—	—	(1,746)	(1,746)
Balance as of March 31, 2021	71,351,202	$71	(2,709,830)	$(3)	$674,695	$(413,080)	$(1,666)	$260,017
Common stock issued upon exercise of stock options	252,155	—	—	—	3,999	—	—	3,999
Common stock issued upon vesting of RSUs	252,218	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	9,524	—	—	9,524
Cash awards settled in shares of the Company’s common stock	137,300	—	—	—	7,578	—	—	7,578
Common stock issued under Employee Stock Purchase Plan	24,270	—	—	—	1,128	—	—	1,128
Net loss	—	—	—	—	—	(21,119)	—	(21,119)
Other comprehensive loss	—	—	—	—	—	—	565	565
Balance as of June 30, 2021	72,017,145	$72	(2,709,830)	$(3)	$696,923	$(434,199)	$(1,101)	$261,692
Common stock issued upon exercise of stock options	191,693	—	—	—	3,036	—	—	3,036
Common stock issued upon vesting of RSUs	142,867	—	—	—	—	—	—	—
Issuance of common stock in connection with acquisitions	351,462	1	—	—	20,012	—	—	20,013
Stock-based compensation	—	—	—	—	12,148	—	—	12,148
Common stock issued under Employee Stock Purchase Plan	19,882	—	—	—	1,083	—	—	1,083
Net loss	—	—	—	—	—	(32,807)	—	(32,807)
Other comprehensive loss	—	—	—	—	—	—	(3,056)	(3,056)
Balance as of September 30, 2021	72,723,049	$73	(2,709,830)	$(3)	$733,202	$(467,006)	$(4,157)	$262,109
See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(184,023)	$(75,121)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	100,323	47,967
Depreciation	21,414	20,471
Amortization of purchased intangibles and finance leases	16,530	4,939
Amortization of debt issuance costs	2,831	1,858
Accretion of debt discount on convertible senior notes	—	24,770
Allowance for credit losses	4,669	2,431
Changes in fair value of contingent consideration	(8,568)	—
Gain on settlement of leases	—	(3,483)
Deferred income taxes	770	(1,129)
Changes in operating assets and liabilities:
Accounts receivable	(13,856)	(5,827)
Prepaid expenses and other current assets	(13,519)	(10,269)
Contract acquisition costs noncurrent	(2,842)	(4,765)
Other assets	(123)	741
Accounts payable	(4,229)	(354)
Accrued expenses and other current liabilities	(12,234)	22,176
Deferred revenue	7,450	14,925
Operating lease liabilities	(2,148)	(4,018)
Other liabilities	8,084	330
Net cash (used in) provided by operating activities	(79,471)	35,642

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(35,212)	(33,821)
Investment in joint venture	(3,993)	—
Payments for acquisition, net of cash acquired	(3,458)	(23,014)
Repayment of debt acquired in acquisition	—	(1,955)
Payments for intangible assets	(1,394)	(1,931)
Net cash used in investing activities	(44,057)	(60,721)

FINANCING ACTIVITIES:
Principal payments for financing leases	(2,785)	(2,604)
Proceeds from issuance of common stock in connection with the exercise of options and ESPP	1,238	13,127
Payments on conversion of convertible senior notes	—	(2)
Net cash (used in) provided by financing activities	(1,547)	10,521
Effect of foreign exchange rate changes on cash and cash equivalents	(4,713)	(5,072)
Net decrease in cash, cash equivalents, and restricted cash	(129,788)	(19,630)
Cash, cash equivalents, and restricted cash - beginning of year	523,532	654,152
Cash, cash equivalents, and restricted cash - end of period	$393,744	$634,522

	Nine Months Ended
	September 30,
	2022	2021
	(In thousands)

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$393,330	$633,042
Restricted cash in prepaid expenses and other current assets	414	1,480
Total cash, cash equivalents, and restricted cash - end of period	$393,744	$634,522

Supplemental disclosure of other cash flow information:
Cash paid for income taxes	$3,079	$2,219
Cash paid for interest	1,895	1,981
Supplemental disclosure of non-cash investing and financing activities:
Increase in convertible senior notes, net upon adoption of ASU 2020-06 (Note 1)	$159,407	$—
Purchase of property and equipment recorded in accounts payable	113	581
Issuance of shares of common stock to settle cash awards	17,298	33,503
Right of use assets obtained in exchange for operating lease liabilities	2,417	1,856
Supplemental disclosure of non-cash financing activities related to the WildHealth acquisition in February 2022 (Note 9):
Issuance of 776,825 shares of common stock	$17,675	$—
Fair value of contingent earn-out recorded in connection with WildHealth transaction	38,151	—
Supplemental disclosure of non-cash financing activities related to the e-bot7 acquisition in July 2021:
Issuance of 351,462 shares of common stock	$—	$20,012
Fair value of contingent earn-out recorded in connection with e-bot7 transaction	6,113	6,026

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated financial statements, and the financial data and other information disclosed in the notes to the condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements at that date.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Under the provisions of Accounting Standards Codification (“ASC”) 810, “Consolidation”, an entity consolidates a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company periodically reassesses whether it is the primary beneficiary of a VIE. See Note 18 – Variable Interest Entities for the Company’s assessment of VIEs.

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
Goodwill
The Company evaluates goodwill for impairment on an annual basis in the third quarter, and more frequently whenever events or substantive changes in circumstances indicate that it is more likely than not that the carrying value of reporting unit exceeds its fair value in accordance with ASC 820, “Fair Value Measurement.” In performing the goodwill impairment test, the Company first assesses qualitative factors to determine the existence of impairment. If the qualitative factors indicate that the carrying value of a reporting unit more likely than not exceeds its fair value, the Company proceeds to a quantitative test to measure the existence and amount, if any, of goodwill impairment. The Company may also choose to bypass the qualitative assessment and proceed directly to the quantitative test.

In performing the quantitative test, impairment loss is recorded to the extent that the carrying value of the reporting unit exceeds its assessed fair value. The Company determines the fair value using the income and market approaches.

Under the income approach, the fair value of a reporting unit is the present value of its future cash flows as viewed from the eyes of a hypothetical market participant in an orderly transaction. These future cash flows are derived from expectations of revenue, expenses, tax deductions and credits, working capital flows, capital expenditures, and other projected sources and uses of cash, as applicable. Value indications are developed by discounting expected cash flows to their present value using a discount rate commensurate with the risks associated with the reporting unit subject to testing.

Under the market approach, the Company uses market multiples derived from comparable companies based on measures salient to investors in those companies.
Foreign Currency Translation

The Company’s operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company’s condensed consolidated financial statements. Income, expenses, and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders’ equity. Foreign

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

exchange transaction gain or losses are included in other income (expense), net in the accompanying condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements

Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions: In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03 to clarify that a contractual restriction on the sale of an equity security is not considered part of a unit of account of the equity security, and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also require the following disclosures for equity securities subject to the contractual sale restrictions:
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
With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the quarter ended September 30, 2022, that are of significance or potential significance to the Company.
Note 2. Revenue Recognition

The majority of the Company’s revenue is generated from monthly service revenues, which is inclusive of its platform usage pricing model, and related professional services from the sale of its services. Revenues are recognized when control of these services is transferred to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services. No single customer accounted for 10% or more of the Company’s total revenue for the three and nine months ended September 30, 2022 and 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Remaining Performance Obligation

As of September 30, 2022, the aggregate amount of the total transaction price allocated in contracts with original duration of one year or greater to the remaining performance obligations was $430.5 million. Approximately 88% of the Company’s remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance as of September 30, 2022 is primarily driven by cash payments received or due in advance of its performance obligations, partially offset by $67.2 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2021.

The following table presents deferred revenue by revenue source:

	Deferred Revenue
	September 30, 2022	December 31, 2021
	(In thousands)
Hosted services – Business	$101,113	$94,107
Hosted services – Consumer	795	870
Professional services – Business	1,311	3,831
Total deferred revenue - short term	$103,219	$98,808

Hosted services – Business	171	—
Professional services – Business	$116	$54
Total deferred revenue - long term	$287	$54

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Revenue:
Hosted services – Business	$89,491	$93,234	$290,671	$271,966
Hosted services – Consumer	9,460	9,123	27,711	27,944
Professional services – Business	30,610	15,970	73,941	45,913
Total revenue	$129,561	$118,327	$392,323	$345,823

Revenue by Geographic Location

The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
United States	$89,619	$80,096	$267,189	$229,802
Other Americas (1)	2,470	4,009	10,484	11,917
Total Americas	92,089	84,105	277,673	241,719
EMEA (2) (4)	16,107	23,399	57,890	68,092
APAC (3)	21,365	10,823	56,760	36,012
Total revenue	$129,561	$118,327	$392,323	$345,823
—————————————
(1)Canada, Latin America and South America
(2)Europe, the Middle East and Africa (“EMEA”)
(3)Asia-Pacific (“APAC”)
(4)Includes revenues from the United Kingdom of $13.1 million and $14.3 million for the three months ended September 30, 2022 and 2021, respectively, and from the Netherlands of $1.3 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively. Includes revenues from the United Kingdom of $41.6 million and $42.4 million for the nine months ended September 30, 2022 and 2021, respectively, and from the Netherlands of $4.8 million and $3.7 million for the nine months ended September 30, 2022 and 2021, respectively.

Information about Contract Balances

Amounts collected in advance of services being provided are accounted for as deferred revenue. Nearly all of the Company’s deferred revenue balance is related to Hosted services - Business revenue.

In some arrangements, the Company allows customers to pay for access to the Conversational Cloud over the term of the software license. The Company refers to these as subscription transactions. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables, anticipated to be invoiced in the next twelve months, are included in accounts receivable on the condensed consolidated balance sheet. Contract acquisition costs represent prepaid sales commissions. The opening and closing balances of the Company’s accounts receivable, unbilled receivables, contract acquisition costs, and deferred revenues are as follows (in thousands):

	Accounts Receivable	Unbilled Receivable	Contract Acquisition Costs (Non-current)	Deferred Revenue (Current)	Deferred Revenue (Non-current)

Opening balance as of December 31, 2021	$69,259	$24,545	$40,675	$98,808	$54
Increase (decrease), net	5,863	1,074	(772)	4,411	233
Ending balance as of September 30, 2022	$75,122	$25,619	$39,903	$103,219	$287

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Allowance for Doubtful Accounts
(In thousands)
Balance as of December 31, 2021	$6,338
Additions charged to costs and expenses	4,669
Deductions/write-offs	(2,496)
Balance as of September 30, 2022	$8,511
Note 3. Net Loss Per Share

Basic earnings per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. All options, warrants, or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net income attributable to common stockholders. Diluted EPS is calculated using the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net income per share, the Company would assume conversion of the 2024 Notes at a ratio of 25.9182 shares of its common stock per $1,000 principal amount of the 2024 Notes. The Company would assume conversion of the 2026 Notes at a ratio of 13.2933 shares of its common stock per $1,000 principal amount of the 2026 Notes. Assumed converted shares of the Company’s common stock are weighted for the period the 2024 Notes and 2026 Notes were outstanding. The shares of common stock underlying the conversion option of the 2024 Notes and 2026 Notes were not included in the calculation of diluted income per share for the three and nine months ended September 30, 2022 and 2021.
See Note 8 – Convertible Senior Notes, Net and Capped Call Transactions for a description of the 2024 Notes and 2026 Notes.
A reconciliation of shares used in calculating basic and diluted net loss per share follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss (in thousands)	$(43,248)	$(32,807)	$(184,023)	$(75,121)
Weighted average number of shares outstanding, basic and diluted	77,784,346	69,798,839	76,969,629	68,926,203
Net loss per share, basic and diluted	$(0.56)	$(0.47)	$(2.39)	$(1.09)
The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows:

	As of September 30,
	2022	2021
Shares subject to outstanding common stock options and employee stock purchase plan	4,514,229	4,291,829
Restricted stock units	5,246,300	3,063,156
Fair value of earn-outs	11,996,072	697,133
Conversion option of the 2024 Notes	5,961,186	5,961,186
Conversion option of the 2026 Notes	6,879,283	6,879,283
Total	34,597,070	20,892,587
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Summarized financial information by segment for the three months ended September 30, 2022, based on the Company’s internal financial reporting system utilized by the Company’s CODM, follows:

	Business	Consumer	Corporate	Consolidated
	(In thousands)
Revenue:
Hosted services – Business	$89,491	$—	$—	$89,491
Hosted services – Consumer	—	9,460	—	9,460
Professional services – Business	30,610	—	—	30,610
Total revenue	120,101	9,460	—	129,561
Cost of revenue	42,392	1,289	—	43,681
Sales and marketing	42,826	6,622	—	49,448
Amortization of purchased intangibles	920	—	—	920
Unallocated corporate expenses	—	—	84,026	84,026
Operating income (loss)	$33,963	$1,549	$(84,026)	$(48,514)

Summarized financial information by segment for the three months ended September 30, 2021, based on the Company’s internal financial reporting system utilized by the Company’s CODM, follows:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summarized financial information by segment for the nine months ended September 30, 2022, based on the Company’s internal financial reporting system utilized by the Company’s CODM, follows:

	Business	Consumer	Corporate	Consolidated
	(In thousands)
Revenue:
Hosted services – Business	$290,671	$—	$—	$290,671
Hosted services – Consumer	—	27,711	—	27,711
Professional services – Business	73,941	—	—	73,941
Total revenue	364,612	27,711	—	392,323
Cost of revenue	134,229	4,068	—	138,297
Sales and marketing	148,370	19,193	—	167,563
Amortization of purchased intangibles	2,742	—	—	2,742
Unallocated corporate expenses	—	—	266,669	266,669
Operating income (loss)	$79,271	$4,450	$(266,669)	$(182,948)

Summarized financial information by segment for the nine months ended September 30, 2021, based on the Company’s internal financial reporting system utilized by the Company’s CODM, follows:

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

Geographic Information

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s long-lived assets by geographic region as of the dates presented:

	September 30, 2022	December 31, 2021
	(In thousands)
United States	$476,244	$444,318
Germany	42,927	52,342
Israel	23,161	20,754
Australia	12,031	12,771
Netherlands	3,320	4,566
Other (1)	13,405	15,629
Total long-lived assets	$571,088	$550,380
——————————————
(1)United Kingdom, Japan, France, Italy, Spain, Canada, and Singapore.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Goodwill and Intangible Assets, Net
Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 are as follows:

	Business	Consumer	Consolidated
	(In thousands)
Balance as of December 31, 2021	$283,191	$8,024	$291,215
Adjustments to goodwill:
Acquisitions	15,511	—	15,511
Foreign exchange adjustment	(6,148)	—	(6,148)
Balance as of September 30, 2022	$292,554	$8,024	$300,578

During the third quarter of 2022, the Company performed a quantitative analysis to determine whether it was more likely than not that goodwill impairment existed as of the annual impairment test date. As a result of this assessment, the Company concluded that the estimated fair values of each reporting unit exceeded their respective carrying values. Therefore, the Company did not record goodwill impairment for the three and nine months ended September 30, 2022. The Company also did not record goodwill impairment for the three and nine months ended September 30, 2021.

Intangible Assets, Net

Intangible assets, net, are summarized as follows:

	As of September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)
Amortizing intangible assets:
Technology	$97,143	$(41,938)	$55,205	5.0 years
Customer relationships	31,795	(16,795)	15,000	10.0 years
Patents	10,234	(1,332)	8,902	12.8 years
Trademarks	1,275	(312)	963	5.0 years
Trade names	1,040	(273)	767	2.8 years
Other	914	(294)	620	4.1 years
Total intangible assets	$142,401	$(60,944)	$81,457

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)
Amortizing intangible assets:
Technology	$90,626	$(30,757)	$59,869	5.1 years
Customer relationships	32,162	(15,164)	16,998	10.0 years
Patents	7,988	(1,137)	6,851	11.8 years
Trademarks	1,474	(135)	1,339	5.0 years
Trade names	460	(43)	417	2.1 years
Other	314	(234)	80	2.2 years
Total intangible assets	$133,024	$(47,470)	$85,554

Amortization expense is calculated over the estimated useful life of the asset. A portion of this amortization is included in cost of revenue. Aggregate amortization expense for intangible assets, net was $4.8 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively, and $13.8 million and $2.2 million for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, estimated annual amortization expense for the next five years and thereafter is as follows:

Estimated Amortization Expense
(In thousands)
Remainder of fiscal 2022	$4,626
2023	17,753
2024	15,965
2025	15,567
2026	12,901
Thereafter	14,645
Total	$81,457
Note 6. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented:

	September 30, 2022	December 31, 2021
	(In thousands)
Computer equipment and software	$123,237	$120,685
Internal-use software development costs	150,831	122,479
Finance lease right of use assets	3,998	6,797
Furniture, equipment, and building improvements	519	258
Property and equipment, at cost	278,585	250,219
Less: accumulated depreciation	(142,755)	(125,493)
Property and equipment, net	$135,830	$124,726

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented:

	September 30, 2022	December 31, 2021
	(In thousands)
Professional services and consulting and other vendor fees	$42,381	$58,811
Payroll and other employee related costs	22,373	29,855
Short-term contingent earn-out	36,109	—
Sales commissions	2,010	4,269
Finance lease liability	3,412	3,738
Unrecognized tax benefits	2,377	2,424
Restructuring	5,710	1,694
Taxes other than income tax	1,196	918
Other	2,853	2,588
Total accrued expenses and other current liabilities	$118,421	$104,297
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

During the three and nine months ended September 30, 2022, the conditions allowing holders of the 2024 Notes to convert were not met.

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

In accounting for the 2024 Notes after the adoption of ASU 2020-06, the 2024 Notes are accounted for as a single liability, and the carrying amount of the 2024 Notes is $227.5 million as of September 30, 2022, consisting of principal of $230.0 million, net of unamortized debt issuance costs of $2.5 million. The 2024 Notes were classified as long term liabilities as of September 30, 2022. The remaining term over which the 2024 Notes’ debt issuance costs will be amortized is 1.4 years. The effective interest rate on the debt was 1.53% for the three and nine months ended September 30, 2022.

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

During the three and nine months ended September 30, 2022, the conditions allowing holders of the 2026 Notes to convert were not met.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In accounting for the 2026 Notes after the adoption of ASU 2020-06, the 2026 Notes are accounted for as a single liability, and the carrying amount of the 2026 Notes is $509.0 million as of September 30, 2022, consisting of principal of $517.5 million, net of issuance costs of $8.5 million. The 2026 Notes were classified as long term liabilities as of September 30, 2022.The remaining term over which the 2026 Notes’ debt issuance costs will be amortized is 4.2 years. The effective interest rate on the debt was 0.40% for the three and nine months ended September 30, 2022.

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

The net carrying amount of the liability component of the Notes as of September 30, 2022 (post-ASU 2020-06 adoption) and as of December 31, 2021 (pre-ASU 2020-06 adoption) was as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Principal	$747,500	$747,500
Unamortized discount	—	(162,960)
Unamortized issuance costs	(11,025)	(10,302)
Net carrying amount	$736,475	$574,238

The net carrying amount of the equity component of the Notes as of September 30, 2022 (post-ASU 2020-06 adoption) and as of December 31, 2021 (pre-ASU 2020-06 adoption) was as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Proceeds allocated to the conversion options (debt discount)	$—	$215,434
Issuance costs	—	(5,783)
Net carrying amount	$—	$209,651

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Contractual interest expense	$431	$431	$1,294	$1,294
Amortization of issuance costs	946	630	2,831	1,858
Amortization of debt discount	—	8,396	—	24,770
Total interest expense	$1,377	$9,457	$4,125	$27,922

Interest expense of $1.4 million and $4.1 million are reflected as a component of interest expense, net in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively.

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

Former stockholders of WildHealth have the right to receive in the aggregate up to an additional $120.0 million earn-out (to be settled in the Company’s equity or cash at the Company’s election, but with the cash election restricted to 18.0 percent of the total earn-out) based upon satisfaction of certain financial milestones over the period from October 31, 2022 through December 31, 2025. The Company has accounted for the earn-out as a compensation arrangement in accordance with ASC 718, “Compensation - Stock Compensation,” pursuant to which such earn-out payments are liability classified to be recognized over the requisite service periods. For the earn-outs, the Company accrued $14.7 million and $38.2 million for the three and nine months ended September 30, 2022, respectively, which is reflected as a component of other liabilities and accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets and as a component of stock-based compensation expense in the accompanying condensed consolidated statements of operations.
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
The following table summarizes the fair value amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

WildHealth Acquisition
(In thousands)
Assets acquired
Cash	$1,353
Other current assets	382
Fixed assets	248
Intangible assets	8,300
Other assets	1,037
Total assets acquired	$11,320
Liabilities assumed
Current liabilities assumed	$(1,463)
Deferred tax liabilities	(1,603)
Other liabilities assumed	(1,500)
Total liabilities assumed	(4,566)
Net assets acquired	6,754
Total acquisition consideration	22,265
Goodwill	$15,511
Other current assets acquired in connection with the acquisition consisted primarily of accounts receivable and other short term assets. Current liabilities assumed in connection with the acquisition consisted primarily of accounts payable, deferred revenue and other short term liabilities. The following is the breakout of the intangible assets acquired:

	Fair Value	Useful life
	(In thousands)
Amortizing intangible assets:
Developed technology	$7,100	5.0 years
Trade name	600	5.0 years
Fellowship content	600	5.0 years
Total amortizing intangible assets	$8,300

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
The Company incurred $0.3 million in acquisition costs related to the WildHealth transaction that was expensed in the period incurred, of which the amount expensed for the three months ended September 30, 2022 was immaterial, and is included in general and administrative expense in the accompanying condensed consolidated statements of operations.
Note 10. Leases

The Company has operating and finance leases for its corporate offices and other service agreements. Its leases have remaining lease terms of less than one to four years, some of which include options to extend.

In connection with the leases, the Company recognized operating lease right of use assets of $2.3 million and $2.0 million and an aggregate lease liability of $3.9 million and $6.1 million in its condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On July 13, 2020, the Company announced its decision to transition to an employee-centric model under which employees work remotely rather than in traditional offices. In connection with this decision, the Company abandoned 14 leases in its global portfolio of office leases during 2020. As a result, the Company recognized accelerated amortization to fully reduce the carrying value of the associated right of use assets between the decision date and the cease use date. During the second quarter of 2021, the Company decided to reoccupy some of its leased space to provide its employees with the option of working in an office space environment if they choose to do so. There were no changes to the accounting for the lease liabilities associated with the leased office spaces. During the nine months ended September 30, 2021, the Company had a $3.5 million gain resulting from the settlement of leases.

As of September 30, 2022, in connection with a lease in Israel, the Company was required to pledge cash as collateral security to be maintained at an Israeli bank. The collateral security would remain in control of the bank, to be available in order to satisfy outstanding obligations under the lease contracts. Accordingly, the Company had cash at an Israeli bank of approximately $0.2 million at September 30, 2022, which is recorded as restricted cash in Prepaid expenses and other current assets in the condensed consolidated balance sheets. In the third quarter of 2021, the Company entered into a new lease in Australia and was required to pledge $0.2 million in cash as collateral security, which is also recorded as restricted cash in Prepaid expenses and other current assets in the condensed consolidated balance sheets.

The Company continues to actively assess its global lease portfolio. However, any additional de-recognition of right of use assets and incurrence of various one-time expenses in connection with early termination of additional leases are not expected to be material to its financial condition or results of operations.

Supplemental cash flow information related to leases for the periods listed are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,201	$651	$3,584	$1,894
Operating cash flows for finance leases	44	77	162	256
Financing cash flows for finance leases	936	876	2,785	2,604

The components of lease costs for the periods listed are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Finance lease cost
Amortization of right of use assets	$929	$908	$2,762	$2,696
Interest	44	77	162	256
Operating lease cost	1,211	2,324	5,621	5,805
Total lease cost	$2,184	$3,309	$8,545	$8,757

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2022	September 30, 2021
Weighted Average Remaining Lease Term:
Operating leases	1.5 years	2.7 years
Finance leases	1.3 years	2.1 years

Weighted Average Discount Rate:
Operating leases	7%	7%
Finance leases	4%	4%

Supplemental balance sheet information related to leases was as follows:

	Classification on the Condensed Consolidated Balance Sheet	September 30, 2022	December 31, 2021
		(In thousands)
Assets
Operating right of use assets	Operating lease right of use assets	$2,270	$1,977
Finance right of use assets	Property and equipment, net	3,998	6,797

Liabilities
Current liabilities:
Operating lease liability	Operating lease liability	$3,221	$3,380
Finance lease liability	Accrued expenses and other current liabilities	3,412	3,738
Non-current liabilities:
Operating lease liability	Operating lease liability, net of current portion	$698	$2,733
Finance lease liability	Other liabilities	277	2,780

Future minimum lease payments under non-cancellable operating and finance leases (with an initial or remaining lease term in excess of one year) are as follows:

	September 30, 2022
	Operating Leases	Finance Leases
	(In thousands)
2022 (remaining three months at September 30, 2022)	$1,256	$980
2023	2,242	2,609
2024	268	109
2025	304	81
2026	127	—
Total minimum lease payments	4,197	3,779
Less: present value adjustment	(278)	(90)
Present value of lease liabilities	$3,919	$3,689
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

Financial Assets and Liabilities

The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2022 and December 31, 2021, are summarized as follows:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Cash equivalents:
Money market funds	$321,553	$—	$—	$321,553
Total assets	$321,553	$—	$—	$321,553

Liabilities
Earn-outs treated as contingent consideration	$—	$—	$23,282	$23,282
Earn-outs treated as liability awards	—	—	41,843	41,843
Total liabilities	$—	$—	$65,125	$65,125

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Cash equivalents:
Money market funds	$416,178	$—	$—	$416,178
Total assets	$416,178	$—	$—	$416,178

Liabilities
Contingent earn-out	$—	$—	$29,830	$29,830
Total liabilities	$—	$—	$29,830	$29,830

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute Level 3.

As of September 30, 2022, the fair value of the Notes, as further described in Note 8 – Convertible Senior Notes, Net and Capped Call Transactions above, was approximately $486.9 million. Management determines the fair value by utilizing an independent valuation specialist using the antithetic variable technique which is considered a Level 2 fair value measurement.
The changes in fair value of the Level 3 liabilities are as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Balance, beginning of year	$29,830	$—
Additions in the period	45,017	29,830
Change in fair value of contingent consideration	(8,568)	—
Change in fair value of liability awards	(1,154)	132
Payments	—	(132)
Balance, end of period	$65,125	$29,830
Certain former stakeholders of the Company’s acquisitions are eligible to receive additional cash or share considerations based on the attainment of certain operating metrics in the periods subsequent to the acquisitions. These earn-out arrangements are accounted for as either contingent considerations arrangements or compensation arrangements. Contingent considerations are fair valued using significant inputs that are not observable in the market.
The earn-outs determined to be compensatory is remeasured each reporting period based on whether the performance targets are probable of being achieved and recognized over the related service periods. For the three and nine months ended September 30, 2022, $15.5 million and $42.9 million, respectively, was recognized as a component of stock-based compensation expense in the accompanying condensed consolidated statements of operations.
Note 12. Commitments and Contingencies

Employee Benefit Plans

The Company’s 401(k) policy is a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. Furthermore, the match is immediately vested. Salaries and related expenses include $2.8 million and $1.0 million of employer matching contributions for the three months ended September 30, 2022 and 2021, respectively, and $5.8 million and $2.8 million for the nine months ended September 30, 2022 and 2021.

Letters of Credit

As of September 30, 2022, the Company had a letter of credit totaling $0.9 million as a security deposit for the due performance by the Company of the terms and conditions of a supply contract.

Sales Tax Liabilities

The Company is in the process of finalizing its sales tax liability analysis for states in which it has economic nexus. During the first quarter of 2020, the Company determined it was probable it would be subject to sales tax liabilities, plus applicable interest in these states, and the Company has estimated the potential exposure to range between $2.5 million to $6.3 million. The Company determined that its best estimate of what would be reasonably expected for it to settle the potential exposure was $2.5 million and accordingly, the Company accrued this amount with a corresponding charge to earnings as of March 31, 2020. As of September 30, 2022, there is a $1.1 million accrual balance for sales tax liabilities. The decrease in the balance of this accrual is primarily due to payments made for the sales tax liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Stockholders’ Equity

Common Stock

As of September 30, 2022, there were 200,000,000 shares of common stock authorized, 77,934,440 shares issued, and 75,188,197 shares outstanding. As of December 31, 2021, there were 200,000,000 shares of common stock authorized, 74,980,546 shares issued, and 72,234,303 shares outstanding. The par value for shares of common stock is $0.001 per share.

Preferred Stock

As of September 30, 2022 and December 31, 2021, there were 5,000,000 shares of preferred stock authorized, and no shares were issued or outstanding. The par value for shares of preferred stock is $0.001 per share.

Stock-Based Compensation

Stock Option Plans

The Company’s 2019 Stock Incentive Plan, as amended and restated (the “2019 Plan”), became effective on April 11, 2019. The 2019 Plan allows the Company to grant incentive stock options and restricted stock units to its employees and directors to participate in the Company’s future performance through stock-based awards at the discretion of the board of directors. On April 19, 2021, the Company’s board of directors amended the plan and authorized 5,000,000 new shares for issuance. The number of shares authorized for issuance is 40,067,744 shares in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of September 30, 2022, approximately 2.0 million shares of common stock remained available for issuance (taking into account all option exercises and other equity award settlements through September 30, 2022).

Employee Stock Purchase Plan

There are 1,000,000 shares authorized and reserved for issuance under the 2019 Employee Stock Purchase Plan. As of September 30, 2022, approximately 0.5 million shares of common stock remained available for issuance under the 2019 Employee Stock Purchase Plan (taking into account all share purchases through September 30, 2022).

Inducement Plan

There are 6,159,009 shares of common stock authorized and reserved for issuance under the Inducement Plan. As of September 30, 2022, approximately 1.4 million shares of common stock remained available for issuance under the Inducement Plan (taking into account all option exercises and other equity award settlements through September 30, 2022).

Stock Option Activity

A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Options	Weighted Average Exercise Price
	(In thousands)	(Per share)	(In years)	(In thousands)
Balances outstanding at December 31, 2021	4,782	$27.52	6.77	$62,300
Granted	802	22.75
Exercised	(200)	6.27
Cancelled or expired	(870)	38.52
Balances outstanding at September 30, 2022	4,514	25.28	6.58	1,471
Options vested and expected to vest	1,187	31.64	8.48	895
Options exercisable at September 30, 2022	2,680	$20.67	5.21	$476

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The total fair value of stock options exercised during the nine months ended September 30, 2022 was approximately $7.4 million. As of September 30, 2022, there was approximately $24.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.6 years.

Restricted Stock Unit Activity

A summary of the Company’s RSU activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value
	(In thousands)	(Per share)	(In thousands)
Balances outstanding at December 31, 2021	3,732	$43.63	$133,308
Awarded	4,205	19.76
Vested	(1,711)	30.07
Forfeited	(980)	42.43
Non-vested and outstanding at September 30, 2022	5,246	$29.17	$49,420
Expected to vest	3,233	$29.43	$30,459

RSUs granted to employees generally vest over a three to four-year period or upon achievement of certain performance conditions. As of September 30, 2022, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $130.1 million and the weighted-average remaining vesting period was 2.8 years.

For the three months ended September 30, 2022 and 2021, the Company accrued approximately $0.0 million and $5.1 million in cash rewards, respectively, and for the nine months ended September 30, 2022 and 2021, the Company accrued approximately $11.9 million and $15.5 million in cash awards, respectively, to be settled in shares of the Company’s stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, respectively.

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and cash flows was $31.9 million and $18.3 million for the three months ended September 30, 2022 and 2021, respectively, and $100.3 million and $48.0 million for the nine months ended September 30, 2022 and 2021, respectively.

The per share weighted average fair value of stock options granted was $7.35 and $29.13 during the three months ended September 30, 2022 and 2021, respectively. The per share weighted average fair value of stock options granted was $11.16 and $26.98 during the nine months ended September 30, 2022 and 2021, respectively. The fair value of each option grant is estimated on the date of grant, adjusted for estimated forfeitures, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.82% - 3.05%	0.72% - 1.02%	1.62% - 3.38%	0.46% - 1.02%
Expected life (in years)	5	5	5	5
Historical volatility	59.74% - 61.22%	53.51% - 53.67%	53.87% - 61.22%	53.51% - 54.55%

A description of the methods used in the significant assumptions used to estimate the fair value of stock-based compensation awards follows:
•Dividend yield – The Company uses 0% as it has never issued dividends and does not anticipate issuing dividends in the near term.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•Risk-free interest rate – The Company uses the market yield on U.S. Treasury securities at five years with constant maturity, representing the current expected life of stock options in years.
•Expected life – The Company uses historical data to estimate the expected life of a stock option.
•Historical volatility – The Company uses a trailing five year from grant date to determine volatility.
Note 14. Restructuring

During the second quarter of 2022, LivePerson began a restructuring initiative to realign the Company’s cost structure to better reflect significant product and business model innovation and changes over the past year due to acquisitions and factors outside the control of the Company. As part of the restructuring initiative, the Company reoriented its global product and engineering organization for greater efficiency and focus, and reallocated some spending to increase its investment in customer success and go-to-market initiatives. The Company believes these initiatives will better align resources to provide further operating flexibility and position the business for long-term success. In connection with the restructuring initiatives, the Company recognized restructuring costs of $7.1 million and $17.9 million, respectively, during the three and nine months ended September 30, 2022, respectively, which is included in restructuring costs in the accompanying condensed consolidated statements of operations. The majority of these costs relate to the Company's Business segment. Such costs primarily include severance and compensation costs.

In 2020, the Company went through a re-evaluation of its real estate needs. In connection with this re-evaluation it was decided in July 2020 that the Company would significantly reduce the real estate space it leases. This decision resulted in the significant reduction of the real estate space the Company leases and the removal of the associated right of use assets. Furthermore, this resulted in various one-time expenses in connection with the abandonment of the majority of the Company’s leased facilities. The lease restructuring costs noted below are a result of this transition to an employee-centric model.

The following table presents the detail of the liability for the Company’s restructuring charges, which is included within accrued expenses and other current liabilities within the accompanying condensed consolidated balance sheet, for the periods presented:

	September 30, 2022	December 31, 2021
	(In thousands)
Balance, beginning of year	$1,694	$4,732
Lease restructuring costs	339	724
Severance and other compensation associated costs	17,610	2,673
Cash payments	(13,933)	(6,435)
Balance, end of period	$5,710	$1,694

The following table presents the detail of expenses for the Company’s restructuring charges for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Restructuring costs:
Lease restructuring costs	$—	$44	$339	$594
Severance and other compensation associated costs	7,111	—	17,610	2,675
Total restructuring costs	$7,111	$44	$17,949	$3,269
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
The Company and [24]7 also reached agreement on the terms of a permanent injunction, and that additional costs are owed to the Company in the amount of $0.4 million, which the Court has entered. On July 28, 2022, the Court denied [24]7’s post-trial motions and granted LivePerson’s motion for interest, awarding approximately an additional $4.3 million. On August 26, 2022, [24]7 elected to appeal these matters. Accordingly, no amounts for the judgment have been reflected in the Company’s financial statements. Trial for [24]7’s patent infringement claims has been set for late October 2023 and trial for the Company’s remaining trade secret claims asserted against [24]7 has been set for early March 2024.
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
For the three months ended September 30, 2022, the Company recorded a tax provision of $0.2 million. This amount consists of a tax provision of $0.1 million on operating earnings coupled with a stock compensation tax deficiency of $0.1 million related to stock compensation arrangements of LivePerson, LivePerson (UK) Limited and LivePerson Limited (Israel). For the nine months ended September 30, 2022, the Company recorded a tax provision of $1.3 million. This amount consists of a tax provision of $2.7 million on operating earnings coupled with a stock compensation tax deficiency of $0.2 million related to stock compensation arrangements of LivePerson, LivePerson (UK) Limited and LivePerson Limited (Israel), partially offset by a tax benefit of $1.6 million related to the release of a valuation allowance in conjunction with the WildHealth transaction.
The Company had a valuation allowance on certain deferred tax assets for the year ended December 31, 2021 of $107.1 million. Inherent in the Company’s 2022 annual effective tax rate is an estimated increase in the valuation allowance of $38.1 million, all of which will be recorded as an expense. During 2021, an increase in the valuation allowance in the amount of $34.3 million was recorded as an expense and an additional increase to the valuation allowance of $17.4 million was recorded to goodwill against acquired federal and state net operating losses.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. We currently do not expect the tax-related provisions of the IRA to have a material impact on our financial results.
Note 17. Equity Method Investment

On February 13, 2022, the Company and Pasaca Capital Inc. (“Pasaca”) entered into a joint venture agreement (the “JV Agreement”) to form Claire, a joint venture to build, create, and administer a marketplace for health and well-being diagnostic testing. Claire is intended to operate an app store-like platform to make medical testing and accessing results easier and more informative. Claire is being developed with the goal of creating a single place to shop for testing services from numerous testing providers, including Claire-branded tests and at-home tests. Pursuant to the terms of the JV Agreement, the Company agreed to contribute a total of $19.0 million over a five-year period in exchange for a 19.2% ownership interest in Claire. Pasaca agreed to contribute $80.0 million to Claire over a five-year period in exchange for an 80.8% ownership interest in Claire. As of September 30, 2022, $10.6 million remained to be contributed to Claire by the Company under the terms of the JV Agreement. The Company accounts for its 19.2% interest in Claire using the equity method of accounting. The Company recorded its ownership percentage of losses of Claire in Other income (expense), net for $0.6 million and $0.7 million for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2022, the Company’s equity method investment was $4.0 million and was included in investment in joint venture on the condensed consolidated balance sheet.
Note 18. Variable Interest Entities

The Company prepares its condensed consolidated financial statements in accordance with ASC 810, which provides for the consolidation of VIEs of which the Company is the primary beneficiary.

In February 2022, the Company acquired WildHealth as well as certain variable interests that WildHealth has in four Professional Corporations (“PCs”). The PCs are owned by a medical practitioner in accordance with certain state laws which restrict the corporate practice of medicine and require medical practitioners to own such entities. WildHealth provides management and other services to the PCs in exchange for a management fee and provides financial support to the PCs through a revolving credit arrangement. WildHealth also has separate agreements with the equity holder of the PCs where it may acquire and assign such equity interests for certain PCs. WildHealth consolidates the PCs as VIEs. The Company determined that the PCs are VIEs as WildHealth is the primary beneficiary of the PCs.
The assets, liabilities, revenues, and operating results of the VIEs after elimination of intercompany transactions were not material as of and for the three and nine months ended September 30, 2022.
Note 19. Related Parties

Related parties are defined as entities related to the Company’s directors or main shareholders as well as equity method affiliates. The Company provides services to Claire, an equity method affiliate (refer to Note 17 – Equity Method Investment for additional information on the equity method affiliate), through the Master Service Agreement (the “MSA”). These services are identified within the MSA’s scope of work and include marketing, end user features, custom software development, and business/management services. Revenues for the services provided to related parties included in the Company’s consolidated statements of operations were $12.9 million and $26.2 million for three and nine months ended September 30, 2022, respectively. Deferred revenues for amounts billed to related parties less recognized revenue included in the Company’s consolidated statements of operations were $20.7 million as of September 30, 2022. Total billings were $34.1 million and accounts receivable were $13.9 million as of September 30, 2022 included in the Company’s condensed consolidated balance sheet.
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

In order to drive broad messaging adoption, it is imperative that the Conversational Cloud integrates to all of the messaging apps that consumers prefer to use for communication and addresses all key use cases. For example, if a consumer is an avid WhatsApp user, and a brand only offers SMS as a messaging option, that consumer may be reluctant to try messaging the brand. Therefore, a key strategy of ours has been to build one of the industry’s broadest ecosystems of messaging endpoints and use cases. In June 2016, we launched with In-App messaging. In 2017, we introduced Facebook Messenger, SMS, Web messaging and IVR deflection integrations. In 2018, we added Apple Business Chat, Google Rich Business Messenger, Line, WhatsApp, Alexa, Google Home, Google Ad Lingo and Twitter. In 2019, we added email, allowing brands to manage emails through the same console they use for messaging, and to convert legacy emails into messaging conversations. We also added social monitoring and conversational tools for Twitter and Facebook, and introduced proactive messaging, allowing brands to transform traditional one-way notifications such as flight cancellations or phone plan overage alerts into two-way conversations. Finally, we connected to Facebook and WhatsApp digital advertisements, enabling consumers to initiate messaging conversations for marketing and customer care directly within the advertisement. In 2020, we added Instagram and Google’s Business Messages, allowing brands to bring customer-initiated conversations into the Conversational Cloud directly from Instagram, Google Search, and Google Maps. In 2021, we acquired Callinize, Inc. (dba Tenfold) (“Tenfold”), which allows our brands to bring the LivePerson Conversational Cloud into other applications, starting with Salesforce and expanding into other leading CRM and Helpdesk platforms. The ability to power conversational experiences beyond our own workspace opens up further messaging volumes and workflows for LivePerson to participate in.

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

We believe LivePerson is leading the structural shift to Conversational AI. LivePerson is powering Conversational AI, automation and messaging strategies across a growing number of use cases from care and sales, to marketing, social, conversational advertising and brick and mortar. Our Conversational AI leadership and the increase in adoption have influenced LivePerson’s enterprise and mid-market revenue retention rate, (the trailing-twelve-month change in total revenue from existing customers after upsells, downsells and attrition) which was above 100% but just below our target range of 105% to 115%. The benefit can also be seen in LivePerson’s average revenue per user (“ARPU”) for our enterprise and mid-market customers, which increased approximately 18% for the trailing twelve months ended September 30, 2022 to $675,000 from approximately $570,000 for the trailing twelve months ended September 30, 2021. We believe these ARPU trends are a clear indication of how LivePerson’s strategy to drive messaging adoption has successfully influenced our revenue growth by taking share from legacy communication channels.

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

Key Metrics

Financial overview of the three months ended September 30, 2022 compared to the three months ended September 30, 2021:
•Total revenue increased 9% to $129.6 million from $118.3 million.
•Revenue from our Business segment increased 10% to $120.1 million from $109.2 million.
•Gross profit margin decreased to 66% from 67%.
•Cost and expenses increased 28% to $178.1 million from $139.1 million.
•Net loss increased to $43.2 million from $32.8 million.
•Average annual revenue per enterprise and mid-market customer increased approximately 18% to $675,000 for the trailing-twelve-months ended September 30, 2022, as compared to $570,000 for the trailing twelve months ended September 30, 2021.
•Our target for enterprise and mid-market revenue retention in third quarter of 2022 matches 2021, and is a range of 105% to 115%. Revenue retention rate for enterprise and mid-market customers on the Conversational Cloud was just below our target range for the third quarter of 2022 and the comparable period in 2021. Revenue retention rate measures the percentage of revenue retained at quarter end, from full service customers that were on the Conversational Cloud at the same period a year ago.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted EBITDA	2022	2021	2022		2021
	(In thousands)
GAAP net loss	$(43,248)	$(32,807)	$(184,023)		$(75,121)
Amortization of purchased intangibles and finance leases	5,731	1,831	16,530		4,939
Stock-based compensation	31,940	18,269	100,323		47,967
Contingent earn-out adjustments	(8,568)	—	(8,568)		132
Restructuring costs (1)	7,111	44	17,949		3,269
Depreciation	7,063	6,893	21,414		20,471
Other litigation, consulting and other employee costs (2)	4,772	602	12,643		4,784
Provision for income taxes	249	2,538	1,270		2,285
Acquisition costs	1,002	—	3,124		—
Interest (income) expense, net	(401)	9,442	1,713		27,852
Other expense (income), net (3)	3,454	48	6,660		(3,002)
Adjusted EBITDA (loss)	$9,105	$6,860	$(10,965)	(4)	$33,576
——————————————
(1)Includes severance costs and other compensation related costs of $7.1 million for the three months ended September 30, 2022. Includes severance costs and other compensation related costs of $17.6 million and lease restructuring costs of $0.3 million for the nine months ended September 30, 2022. Includes lease restructuring costs of $0.6 million and severance costs and other compensation related costs of $2.7 million for the nine months ended September 30, 2021.
(2)Includes consulting costs of $0.3 million, litigation costs of $3.3 million and accrued expenses and fees of $1.2 million for the three months ended September 30, 2022. Includes litigation costs of $0.4 million, consulting costs of $0.7 million, and reversals of reserve for sales and use tax liability of $0.5 million for the three months ended September 30, 2021. Includes litigation costs of $6.4 million, accrued expenses and fees of $1.8 million, consulting costs of $1.0 million, and an increase to the reserve for sales and use tax liability of $0.3 million for the nine months ended September 30, 2022, along with $1.0 million of additional litigation costs and $2.1 million of employee-related costs not previously included in adjusted EBITDA (loss) for the periods ended March 31, 2022 and June 30, 2022. Includes litigation costs of $3.2 million, employee benefit cost of $0.6 million, consulting costs of $1.3 million and a reversal of reserve for sales and use tax liability of $0.3 million for the nine months ended September 30, 2021. The treatment of litigation costs in the table above is now consistent with treatment of litigation costs in periods prior to 2022.
(3)Includes $0.2 million of other income related to the settlement of leases, offset by $2.5 million of costs related to elimination entries for our Equity Method Investment, for the three and nine months ended September 30, 2022. The remaining amount of other expense (income) for the three and nine months ended September 30, 2022 is attributable to currency rate fluctuations. Includes $0.2 million and $3.5 million of other income related to the settlement of leases for the three and nine months ended September 30, 2021, respectively. The remaining amount of other expense (income) for the three and nine months ended September 30, 2021 is attributable to currency rate fluctuations.

(4)If the items identified in a footnote 2 as not previously included in adjusted EBITDA for the periods ended March 31, 2022 and June 30, 2022 had been included in adjusted EBITDA for those periods, adjusted EBITDA losses would have been $15.2 million and $20.1 million for the three months ended March 31, 2022 and the six months ended June 30, 2022, respectively.
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
Because of these limitations, you should consider adjusted operating income (loss) alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted operating income (loss) for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Adjusted Operating Income (Loss)	2022	2021	2022		2021
	(In thousands)
Loss before provision for income taxes	$(42,999)	$(30,269)	$(182,753)		$(72,836)
Amortization of purchased intangibles and finance leases	5,731	1,831	16,530		4,939
Stock-based compensation	31,940	18,269	100,323		47,967
Restructuring costs (1)	7,111	44	17,949		3,269
Other litigation, consulting and other employee costs (2)	4,772	602	12,643		4,784
Contingent earn-out adjustments	(8,568)	—	(8,568)		132
Acquisition costs	1,002	—	3,124		—
Interest (income) expense, net	(401)	9,442	1,713		27,852
Other expense (income), net (3)	3,454	48	6,660		(3,002)
Adjusted operating income (loss)	$2,042	$(33)	$(32,379)	(4)	$13,105
——————————————
(1)Includes severance costs and other compensation related costs of $7.1 million for the three months ended September 30, 2022. Includes severance costs and other compensation related costs of $17.6 million and lease restructuring costs of $0.3 million for the nine months ended September 30, 2022 Includes lease restructuring costs of $0.6 million and severance costs and other compensation related costs of $2.7 million for the nine months ended September 30, 2021.
(2)Includes consulting costs of $0.3 million, litigation costs of $3.3 million and accrued expenses and fees of $1.2 million for the three months ended September 30, 2022. Includes litigation costs of $0.4 million, consulting costs of $0.7 million and a reversal of the reserve for sales and use tax liability of $0.5 million for the three months ended September 30, 2021. Includes litigation costs of $6.4 million, employee benefit costs of $1.8 million, consulting costs of $1.0 million, and an increase to the reserve for sales and use tax liability of $0.3 million for the nine months ended September 30, 2022, along with $1.0 million of additional litigation costs and $2.1 million of employee-related costs not previously included in adjusted operating income (loss) for the periods ended March 31, 2022 and June 30, 2022. Includes litigation costs of $3.2 million, employee benefit costs of $0.6 million, consulting costs of $1.3 million and an increase to the reserve for sales and use tax liability of $0.3 million for the nine months ended September 30, 2021. The treatment of litigation costs in the table above is now consistent with treatment of litigation costs in periods prior to 2022.
(3)Includes $0.2 million of other income related to the settlement of leases, offset by $2.5 million of costs related to elimination entries for our Equity Method Investment, for the three and nine months ended September 30, 2022. The remaining amount of other expense (income) for the three and nine months ended September 30, 2022 is attributable to currency rate fluctuations. Includes $0.2 million and $3.5 million of other income related to the settlement of leases for the three and nine months ended September 30, 2021, respectively. The remaining amount of other expense (income) for the three and nine months ended September 30, 2021 is attributable to currency rate fluctuations.
(4)If the items identified in a footnote 2 as not previously included in adjusted operating income (loss) for the periods ended March 31, 2022 and June 30, 2022 had been included in adjusted operating income (loss) for those periods, adjusted operating losses would have been $22.4 million and $34.4 million for the three months ended March 31, 2022 and the six months ended June 30, 2022, respectively.

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

Total revenue of $129.6 million and $118.3 million was recognized for the three months ended September 30, 2022 and 2021, respectively, and $392.3 million and $345.8 million during the nine months ended September 30, 2022 and 2021, respectively.

We defer all incremental commission costs to obtain the contract (contract acquisition costs). The contract acquisition costs consist of prepaid sales commissions and have balances as of September 30, 2022 and December 31, 2021 of $39.9 million and $40.7 million, respectively. We amortize these costs over the related period of benefit using the expected life of the customer contract, which we determine to be three to five years, consistent with the transfer to the customer of the services to which the asset relates. We classify contract acquisition costs as long-term unless they have an original amortization period of one year or less.

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

Revenue attributable to our monthly hosted Business services accounted for 69% and 79% of total revenue for the three months ended September 30, 2022 and 2021, respectively, and 74% and 79% for the nine months ended September 30, 2022 and 2021, respectively.

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

Revenue attributable to Professional Services accounted for 24% and 13% of total revenue for the three months ended September 30, 2022 and 2021, respectively, and 19% and 13% for the nine months ended September 30, 2022 and 2021, respectively.

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

Revenue from our Consumer segment accounted for 7% and 8% of total revenue for the three months ended September 30, 2022 and 2021, respectively, and 7% and 8% for the nine months ended September 30, 2022 and 2021, respectively.

Remaining Performance Obligation

As of September 30, 2022, the aggregate amount of the total transaction price allocated in contracts with original duration of one year or greater to the remaining performance obligations was $430.5 million. Approximately 88% of our remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered. We have elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of less than one year. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606, “Revenue from Contracts with Customers.”

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

Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance. The increase of $4.6 million in deferred revenue balance as of September 30, 2022 from the deferred revenue balance of $98.9 million as of December 31, 2021 is primarily driven by cash payments received or due in advance of our performance obligations, partially offset by $67.2 million in revenues recognized that were included in the deferred revenue balance as of December 31, 2021.

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

For the nine months ended September 30, 2022 and 2021, we accrued approximately $11.9 million and $15.5 million in cash awards, respectively, to be settled in shares of our stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated financial statements respectively. For the three months ended September 30, 2022, there was no accrued liability for cash awards, and we accrued approximately $5.1 million in cash awards for the three months ended September 30, 2021.

As of September 30, 2022, there was approximately $24.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.6 years.

As of September 30, 2022, there was approximately $130.1 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over the remaining weighted average period of approximately 2.8 years.

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
No single customer accounted for 10% or more of our total revenue for the three and nine months ended September 30, 2022 and 2021. One customer exceeded 10% of our total accounts receivable as of September 30, 2022, while no single customer accounted for 10% or more of our total accounts receivable as of December 31, 2021. During the nine months ended September 30, 2022, we increased our allowance for doubtful accounts from $6.3 million as of December 31, 2021 to approximately $8.5 million. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. Accounts receivable is presented net of an allowance for doubtful accounts and sales reserve of $8.5 million and $4.0 million as of September 30, 2022, respectively, and $6.3 million and $4.1 million as of December 31, 2021, respectively.
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
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. We currently do not expect the tax-related provisions of the IRA to have a material impact on our financial results.

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

Comparison of the Three and Nine Months Ended September 30, 2022 and September 30, 2021

Revenue

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Revenue by Segment:
Business	$120,101	$109,204	10%	$364,612	$317,879	15%
Consumer	9,460	9,123	4%	27,711	27,944	(1)%
Total revenue	$129,561	$118,327	10%	$392,323	$345,823	13%

Business revenue increased by 10% to $120.1 million and by 15% to $364.6 million for the three and nine months ended September 30, 2022, respectively, from $109.2 million and $317.9 million, respectively, for the comparable periods in 2021. The increase in Business revenue is primarily driven by increases in professional services of $14.6 million and $28.0 million during the three and nine months ended September 30, 2022, respectively. Hosted services decreased by $3.7 million and increased by $18.7 million for the three and nine months ended September 30, 2022, respectively, from $93.2 million and $272.0 million for the comparable periods in 2021. Included in hosted services is a net increase in revenue that is variable based on interaction and usage of approximately $11.5 million and $12.5 million during the three and nine months ended September 30, 2022, respectively.

The total increase in Business revenue was primarily due to expansions from existing customers and increased volume from new customers as LivePerson generated greater demand for its Conversational Commerce software. LivePerson is powering Conversational AI, automation and messaging strategies across a growing number of use cases from care and sales, to marketing, social, conversational advertising and brick and mortar. As adoption increases, we are seeing higher revenue per customer. Our average annual revenue per enterprise and mid-market customer increased approximately 18% year-over-year to $675,000 for the trailing twelve months ended September 30, 2022, as compared to $570,000 for the trailing twelve months ended September 30, 2021. Revenue retention for our enterprise and mid-market customers on the Conversational Cloud was just below our target range of 105% to 115% for the third quarter of 2022 and comparable period in 2021. However, we are seeing sequential revenue growth as result of sales cycles driven by current macro-environmental factors.

Consumer revenue increased by 4% to $9.5 million and decreased by 1% to $27.7 million for the three and nine months ended September 30, 2022, respectively, from $9.1 million and $27.9 million for the comparable periods in 2021. This decrease was driven by slightly lower demand by consumers to engage with experts and advisors through conversational messaging channels.

Cost of Revenue - Business

Cost of revenue - business consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Cost of revenue - business	$42,392	$37,057	14%	$134,229	$106,932	26%
Percentage of total revenue	33%	31%		34%	31%
Headcount (at period end)	346	241	44%	346	241	44%

Cost of revenue - business increased by 14% to $42.4 million for the three months ended September 30, 2022 from $37.1 million for the comparable period in 2021. This increase in expense is primarily attributable to an increase in amortization expense of approximately $3.5 million, an increase in contingent consideration of approximately $2.3 million, an increase salary and related employee expenses of approximately $1.8 million, an increase in software expenses of approximately $0.2 million, partially offset by a decrease in business services and outsourced contracting of approximately $2.4 million.

Cost of revenue - business increased by 26% to $134.2 million for the nine months ended September 30, 2022 from $106.9 million for the comparable period in 2021. This increase in expense is primarily attributable to an increase in salary and related employee expenses of approximately $12.0 million, an increase in amortization expense of approximately $10.1 million, an increase in software expenses of approximately $4.3 million, and an increase in business services and outsourced contracting of $0.9 million.

Cost of Revenue - Consumer

Cost of revenue - consumer consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Cost of revenue - consumer	$1,289	$1,738	(26)%	$4,068	$5,445	(25)%
Percentage of total revenue	1%	1%		1%	2%
Headcount (at period end)	15	18	(17)%	15	18	(17)%

Cost of revenue - consumer decreased by 26% to $1.3 million for the three months ended September 30, 2022 from $1.7 million for the comparable period in 2021. This decrease in expense is primarily related to decreases in business services and outsourcing, and software expenses.

Cost of revenue - consumer decreased by 25% to $4.1 million for the nine months ended September 30, 2022 from $5.4 million for the comparable period in 2021. This decrease in expense is primarily related to decreases in business services and outsourced contracting, salary and employee related expenses.

Sales and Marketing - Business

Sales and marketing - business expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Sales and marketing - business	$42,826	$34,640	24%	$148,370	$96,758	53%
Percentage of total revenue	33%	29%		38%	28%
Headcount (at period end)	558	339	65%	558	339	65%

Sales and marketing - business expenses increased by 24% to $42.8 million for the three months ended September 30, 2022 from $34.6 million for the comparable period in 2021. This increase was primarily attributable to an increase in salary and related employee expenses of approximately $9.2 million, an increase in software expenses of approximately $1.5 million, partially offset by a decrease in marketing expenses of approximately $3.1 million.

Sales and marketing - business expenses increased by 53% to $148.4 million for the nine months ended September 30, 2022 from $96.8 million for the comparable period in 2021. This increase was primarily attributable to an increase in salary and related employee expenses of approximately $41.3 million, an increase in software expenses of $4.8 million, an increase in marketing expenses of approximately $3.4 million, and an increase in business services and outsourced contracting of $2.2 million.

Sales and Marketing - Consumer

Sales and marketing - consumer expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Sales and marketing - consumer	$6,622	$6,212	7%	$19,193	$19,669	(2)%
Percentage of total revenue	5%	5%		5%	6%
Headcount (at period end)	15	18	(17)%	15	18	(17)%

Sales and marketing - consumer expenses increased by 7% to $6.6 million for the three months ended September 30, 2022 from $6.2 million for the comparable period in 2021. This increase is primarily attributable to an increase in marketing expenses of approximately $0.4 million.

Sales and marketing - consumer expenses decreased by 2% to $19.2 million for the nine months ended September 30, 2022 from $19.7 million for the comparable period in 2021. This decrease is primarily attributable to a decrease in outsourced subcontracting of approximately $0.5 million.

General and Administrative

Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
General and administrative	$32,171	$17,193	87%	$92,152	$47,784	93%
Percentage of total revenue	25%	15%		23%	14%
Headcount (at period end)	169	137	23%	169	137	23%

General and administrative expenses increased by 87% to $32.2 million for the three months ended September 30, 2022 from $17.2 million for the comparable period in 2021. This increase is primarily attributable to an increase in contingent compensation of approximately $10.3 million, an increase in legal services of approximately $4.4 million and an increase in taxes of approximately $0.2 million.

General and administrative expenses increased by 93% to $92.2 million for the nine months ended September 30, 2022 from $47.8 million for the comparable period in 2021. This increase is primarily attributable to an increase in contingent consideration of approximately $30.5 million, an increase in legal services of approximately $9.2 million and an increase in depreciation and amortization expense of approximately $4.6 million.

Product Development

Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Product development	$44,744	$41,734	7%	$156,568	$112,715	39%
Percentage of total revenue	35%	35%		40%	33%
Headcount (at period end)	552	574	(4)%	552	574	(4)%

Product development costs increased by 7% to $44.7 million for the three months ended September 30, 2022 from $41.7 million for the comparable period in 2021. This increase is primarily related to increases in salary and employee related expenses of approximately $2.1 million, an increase in software expenses of approximately $1.1 million, partially offset by a decrease in business services and outsourcing subcontracted labor of approximately $0.4 million. We also made investments in public cloud migration, and in enhancing and expanding new features of the Conversational Cloud. Further, we invested in hiring more data scientists and machine learning engineers to focus on Conversational AI.

Product development costs increased by 39% to $156.6 million for the nine months ended September 30, 2022 from $112.7 million for the comparable period in 2021. This increase is primarily related to an increase in salary and employee related expenses of approximately $30.4 million, an increase in business services and outsourcing subcontracted labor of approximately $7.6 million, an increase in software expenses of approximately $4.8 million, and an increase in depreciation expenses of approximately $1.1 million.

We continue to invest in new product development efforts to expand the capability of the Conversational Cloud. Upon completion, the project costs will be depreciated over five years. For the three and nine months ended September 30, 2022, $9.3 million and $28.4 million was capitalized, respectively, compared to $9.2 million and $26.6 million, respectively, for the comparable periods in 2021.

Restructuring Costs

Restructuring costs consist of re-prioritizing and reallocating resources to focus on areas believed to show high growth potential.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Restructuring costs	$7,111	$44	16,061%	$17,949	$3,269	449%
Percentage of total revenue	5%	—%		5%	1%

The restructuring cost for the nine months ended September 30, 2022 was driven by a restructuring initiative commenced during the second quarter of 2022. The purpose of this restructuring plan was to realign our cost structure to better reflect significant product and business model innovation and changes over the past year due to acquisitions and other factors. As part of the restructuring initiative, we reoriented our global product and engineering organization for greater efficiency and focus, and reallocated some spending to increase our investment in customer success and go-to-market initiatives. We believe these initiatives will better align resources to provide further operating flexibility and position the business for long-term success.

Amortization of Purchased Intangibles

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Amortization of purchased intangibles	$920	$488	89%	$2,742	$1,237	122%
Percentage of total revenues	1%	—%		1%	—%

Amortization expenses for purchased intangibles increased by 89% to $0.9 million and by 122% to $2.7 million for the three and nine months ended September 30, 2022, respectively, from $0.5 million and $1.2 million for the respective comparable periods in 2021, primarily driven by additional amortization of intangibles obtained during acquisitions of e-bot7 in July 2021, Tenfold and VoiceBase in October 2021 and WildHealth in February 2022.

Additional amortization expenses in the amount of $4.8 million and $13.8 million for the three and nine months ended September 30, 2022, respectively, and $1.3 million and $3.7 million for the three and nine months ended September 30, 2021, respectively, is included in cost of revenue.

Other income (expense), net

Other income (expense), net consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”), British Pound, Euro, Australian Dollar, and Japanese Yen.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Interest income (expense), net	$401	$(9,442)	104%	$(1,713)	$(27,852)	94%
Other income (expense), net	5,114	(48)	10,754%	1,908	3,002	(36)%
Other income (expense), net	$5,515	$(9,490)	158%	$195	$(24,850)	101%

Other income (expense), net decreased by 158% to $5.5 million for the three months ended September 30, 2022 from $9.5 million for the comparable period in 2021 primarily due to the adoption of ASU 2020-06 and the elimination of the debt discount that was previously being amortized to interest expense over the contractual term of the Notes, partially offset by other expense associated with the Company’s equity method investment.
Other income (expense), net decreased by 101% to $0.2 million for the nine months ended September 30, 2022 from $24.9 million for the comparable period in 2021 primarily due to the adoption of ASU 2020-06 and the elimination of the debt discount that was previously being amortized to interest expense over the contractual term of the Notes, partially offset by other expense associated with the Company’s equity method investment.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Provision for income taxes	$249	$2,538	(90)%	$1,270	$2,285	(44)%

We had a tax provision of $0.2 million and $1.3 million for the three and nine months ended September 30, 2022, respectively. Provision for income taxes was $2.5 million and $2.3 million for the three and nine months ended September 30, 2021, respectively. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.

For the three months ended September 30, 2022, the Company recorded a tax provision of $0.2 million. This amount consists mainly of a tax provision of $0.1 million on operating earnings for the period coupled with a stock compensation tax deficiency of $0.1 million related to stock compensation arrangements for LivePerson, LivePerson (UK) Limited and LivePerson Limited (Israel).

For the nine months ended September 30, 2022, the Company recorded a tax provision of $1.3 million. This amount consists of a tax provision of $2.7 million on operating earnings for the period coupled with a stock compensation tax deficiency of $0.2 million related to stock compensation arrangements for LivePerson, LivePerson (UK) Limited and LivePerson Limited (Israel), offset by a tax benefit of $1.6 million related to the release of a valuation allowance in conjunction with the WildHealth transaction.
Net Loss

We had a net loss of $43.2 million and $184.0 million for the three and nine months ended September 30, 2022, respectively, compared to a net loss of $32.8 million and $75.1 million for the three and nine months ended September 30, 2021, respectively.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2022	2021
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(79,471)	$35,642
Net cash used in investing activities	(44,057)	(60,721)
Net cash (used in) provided by financing activities	(1,547)	10,521

As of September 30, 2022, we had approximately $393.7 million in cash, cash equivalents, and restricted cash, a decrease of approximately $129.8 million from December 31, 2021. The decrease is primarily attributable to non-cash operating expenses such as stock-based compensation, depreciation, amortization of purchased intangibles and finance leases as well as investing activities such as the acquisition costs of WildHealth and capital expenditures.

Net cash used in operating activities was $79.5 million for the nine months ended September 30, 2022. Our net loss of $184.0 million includes the effect of non-cash expenses related to stock-based compensation of $100.3 million, depreciation of $21.4 million, amortization of purchased intangibles and finance leases of $16.5 million as well as an increase in deferred revenue of $7.5 million. This was further driven by an increase in accounts receivable of $13.9 million, an increase in prepaid expenses of $13.5 million, and a decrease in accrued expenses of $12.2 million. Net cash provided by operating activities was $35.6 million for the nine months ended September 30, 2021.
Our net loss of $75.1 million for the nine months ended September 30, 2021 includes the effect of non-cash expenses related to stock-based compensation of $48.0 million, depreciation of $20.5 million, an increase in deferred revenue of $14.9 million and an increase in accrued expenses of $22.2 million. This was partially offset by increases in accounts receivable of $5.8 million and prepaid expenses of $10.3 million.

Net cash used in investing activities was $44.1 million for the nine months ended September 30, 2022 and was primarily driven by the acquisition costs for the purchase of WildHealth, the purchase of fixed assets for our co-location facilities, and capitalization of internally developed software. Net cash used in investing activities was $60.7 million for the nine months ended September 30, 2021 and consisted primarily of the purchase of fixed assets for our co-location facilities and capitalization of internally developed software.

Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2022, consisting of principal payments related to finance leases of $2.8 million, partially offset by proceeds from issuance of common stock in connection with the exercise of stock options by employees of $1.2 million. Net cash provided by financing activities was $10.5 million for the nine months ended September 30, 2021 and consisted primarily of proceeds from issuance of common stock in connection with the exercise of stock options by employees.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as stock-based compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of September 30, 2022, we had an accumulated deficit of approximately $650.6 million.

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

The Company may from time to time, subject to board authorization and any applicable restrictions under contracts to which it may be or become a party, depending upon market conditions and the Company’s financing needs, use available funds to refinance or repurchase its outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate (which, in the case of debt securities, may be below par) and subject to the Company’s cash requirements for other purposes and other factors management deems relevant.

We do not engage in off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

Our Israeli operations have currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the NIS. During the three and nine months ended September 30, 2022, the U.S. dollar appreciated on average by approximately 6% and 2%, respectively, against the NIS as compared to the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2022, expenses generated by our Israeli operations totaled approximately $13.8 million and $46.2 million, respectively. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, Australian dollar, and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of arrangements. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Limited (Israel) and Kasamba Inc., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands, Germany, France, and Italy is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.

Collection Risks

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the nine months ended September 30, 2022, our allowance for doubtful accounts increased by $2.2 million to approximately $8.5 million. During the nine months ended September 30, 2021, we increased our allowance for doubtful accounts by $0.3 million to approximately $5.6 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against the applicable recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company believes the remaining claims filed by [24]7 are entirely without merit and intends to defend them vigorously. Trial for the Company’s intellectual property and other claims asserted against [24]7 related to three of the customers at issue occurred on May 24, 2021 and the jury awarded approximately $30.3 million in favor of the Company, including approximately $6.7 million in compensatory damages and approximately $23.6 million in punitive damages. After the jury reached its verdict, additional post-trial motions were filed by [24]7 and LivePerson, including [24]7 asking the Court to order a new trial, overturn the jury’s verdict, or reduce the amount of punitive damages the jury awarded, and LivePerson requested interest on the judgment. The Company and [24]7 also reached agreement on the terms of a permanent injunction, and that additional costs are owed to the Company in the amount of $0.4 million, which the Court has entered. On July 28, 2022, the Court denied [24]7’s post-trial motions and granted LivePerson’s motion for interest, awarding approximately an additional $4.3 million. On August 26, 2022, [24]7 elected to appeal these matters. Accordingly, no amounts for the judgment have been reflected in the Company’s financial statements. Trial for [24]7’s patent infringement claims has been set for late October 2023 and trial for the Company’s remaining trade secret claims asserted against [24]7 has been set for early March 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by the issuer during the three months ended September 30, 2022.

Purchase of Equity Securities by the Issuer

There were no repurchases of equity securities by the issuer during the three months ended September 30, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

10.1	*	Amended and Restated Offer Letter between LivePerson and John D. Collins, dated as of August 9, 2022

31.1	*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document -- The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (formatted as Inline XBRL)
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date:	November 8, 2022	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2022	By:	/s/ JOHN D. COLLINS
		Name:	John D. Collins
		Title:	Chief Financial Officer (Principal Financial Officer)