Form 10-K
period 2022-12-31
LIVEPERSON INC
filed 2023-03-16
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $986,850,184 (computed by reference to the last reported sale price on The Nasdaq Global Select Market on that date). The registrant does not have any non-voting common stock outstanding.

On March 10, 2023, 75,870,887 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III will be incorporated by reference from the Registrant’s definitive Proxy Statement for its Annual
Meeting of Shareholders to be filed pursuant to Regulation 14A, or will be included in an amendment to this Form 10-K.

LIVEPERSON, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K about LivePerson, Inc. (“LivePerson”) that are not historical facts are forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about LivePerson and our industry. Our expectations, assumptions, estimates and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, assumptions, estimates and projections will be realized. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition (including based on examinations of historical operating trends) and management strategies. Many of these statements are found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Annual Report on Form 10-K. When used in this Annual Report on Form 10-K, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” and variations of such words or similar expressions are intended to identify forward-looking statements. However, not all forward-looking statements contain these words. Forward-looking statements are subject to risks and uncertainties that could cause actual future events or results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report on Form 10-K include those set forth in the section entitled “Risk Factors.” It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We do not undertake any obligation to revise forward-looking statements to reflect future events or circumstances. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
iii

PART I
Item 1. Business

Overview

Consumers have made mobile devices the center of their digital lives, and they have made digital conversational experiences the center of communication with friends, family and peers. LivePerson, Inc. (“LivePerson”, the “Company”, “we” or “our”) is a global leader in AI-powered customer conversations. Since 1998, LivePerson has enabled billions of meaningful connections between consumers and our customers. These speech or text conversations harness human agents, bots and AI to power convenient, personalized and content-rich journeys across the entire consumer lifecycle, and across consumer platforms. AI has accelerated our capability to leverage those prior conversations to enhance the consumer experience and to improve results for our customers.

The Conversational Cloud, our enterprise-class cloud-based platform, enables businesses to have conversations with millions of consumers as personally as they would with a single consumer. The Conversational Cloud powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, SMS, social media, and third-party consumer messaging platforms. Brands can also use the Conversational Cloud to message consumers when they dial a 1-800 number instead of forcing them to navigate IVRs and wait on hold. Similarly, the Conversational Cloud can ingest traditional emails and convert them into messaging conversations, or embed messaging conversations directly into web advertisements, rather than redirect consumers to static website landing pages. Agents can manage all conversations with consumers through a single console interface, regardless of where the conversations originated.

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

LivePerson’s Conversational AI platform enables what we call “the tango” of humans, AI and bots, whereby human agents act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Agents become ultra-efficient, leveraging the AI engine to serve up relevant content, define next-best actions and take over repetitive transactional work so that the agent can focus on relationship building. By seamlessly integrating messaging with our proprietary Conversational AI, as well as third-party bots, the Conversational Cloud offers brands a comprehensive approach to scaling automations across their millions of customer conversations.

Complementing our proprietary messaging and Conversational AI offerings are teams of technical, solutions and consulting professionals that have developed deep domain expertise in the implementation and optimization of conversational services across industries and messaging endpoints. LivePerson’s products, coupled with our domain knowledge, industry expertise and professional services, have been proven to maximize the impact of Conversational AI and deliver measurable return on investment for our customers. Certain of our customers have achieved the following advantages from our offerings:
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
•a valued connection with consumers via mobile devices, either through native applications, websites, text messages, or third-party messaging platforms; and
•leveraged spending that drives visitor traffic by increasing visitor conversions.

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

Hundreds of the world’s biggest brands, including HSBC, Virgin Media, and Burberry use our conversational solutions to orchestrate humans and AI, at scale, and create a convenient and personalized relationship with their customers.

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

Market Opportunity

LivePerson’s proprietary messaging and Conversational AI enable consumers and businesses to use natural language over conversational interfaces such as voice, messaging apps, a brand’s own website and apps, and social platforms, in order to get answers to questions, make purchases and resolve customer care inquiries.

Our view is that once a consumer has established their favorite brands as contacts in their preferred messaging app, they will be less likely to contact that brand by other means. Instead, they will simply select the contact, open up the thread with their entire history with the brand, and then renew the conversation. As a result, we anticipate that the billions of dollars previously invested by brands across these legacy channels will be increasingly allocated to experiences powered by AI platforms.

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

LivePerson believes that AI and automation are the foundation for transforming the conversational experience, disrupting how agents operate and how brands engage with consumers. With AI at the center of the solution and by harnessing data from all primary channels, including voice, messaging, chat, and human agents, LivePerson is in a unique position to provide the best conversational experiences for consumers. Deep voice integrations with CRM, service, and IT systems allows us to deliver a unified agent experience through a single pane of glass.

We believe that consumer traffic and digital spending will increasingly shift away from websites and mobile apps to conversational engagements. We think that websites and e-commerce have not lived up to the expectations of businesses and that consumers are likewise frustrated with the navigational experience and the challenges of getting questions answered on websites. In fact, decades after the invention of the internet, e-commerce still only accounts for approximately 15% of total retail sales and, in the U.S., Amazon.com accounts for approximately 40% of this share.

We believe that LivePerson’s proprietary messaging and Conversational AI offerings provide a superior alternative to websites, 800 numbers and branded apps. We conclude that consumers will increasingly opt to connect with brands through their preferred messaging channels, such as Apple Business Chat, WhatsApp, SMS, Messenger, or Twitter, rather than clutter their mobile devices, waste storage, and potentially impact cell phone performance by downloading a multitude of individual apps.

Strategy
Our strategy is to continue to enhance the Conversational AI engine and related products, by leveraging our global R&D footprint and substantial library of mobile and online conversational data, with the aim of increasing agent efficiency, decreasing customer care costs, improving the customer experience and increasing customer lifetime value.

The key elements of LivePerson’s business solutions strategy include:

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

In 2021, we acquired Callinize, Inc. (dba Tenfold) (“Tenfold”), which allows our brands to bring the LivePerson Conversational Cloud into other applications, starting with Salesforce and expanding into other leading CRM and Helpdesk platforms. The ability to power conversational experiences beyond our own workspace opens up further messaging volumes and workflows for LivePerson to participate in. We made good progress on these integrations in 2022.

LivePerson makes the management of all these disparate channels seamless to the brand. AI-based intelligent routing, queuing and prioritization software orchestrates these conversations at scale, regardless of which messaging endpoint they originated from, so that human and bot agents can engage with all customers through just one console.

Our Conversational AI leadership and the increase in adoption have influenced LivePerson’s enterprise and mid-market revenue retention rate, (the trailing-twelve-month change in total revenue from existing customers after upsells, downsells and attrition) which was within our target range of 105% to 115% for 2022. The benefit can also be seen in LivePerson’s ARPU for our enterprise and mid-market customers, which increased approximately 11% in 2022 to $680,000 from approximately $610,000 in 2021. We believe these ARPU show that LivePerson’s strategy to drive messaging adoption has successfully influenced our revenue growth by taking share from legacy communication channels.

Attract the industry’s best AI, machine learning and conversational talent. We believe that AI and machine learning are critical to successfully scaling and exploiting our data advantage. LivePerson also expanded its development talent base in Germany, and added key development talent through the acquisitions of BotCentral in Mountain View, California; Tenfold in Austin, Texas; e-bot7 GmbH (“e-bot7”) in Munich, Germany; VoiceBase, Inc. (“VoiceBase”) in San Francisco, California; and WildHealth, Inc. (“WildHealth”) in Lexington, Kentucky.

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

Leverage our open architecture to integrate with other systems and support partners and developers. In addition to developing our own applications, we continue to cultivate a partner eco-system capable of offering additional applications and services to our customers. We integrate into third-party messaging endpoints including SMS, Facebook Messenger, Apple Business Chat, Google Rich Business Messenger, Line, WhatsApp, Alexa, Google Home, WeChat, Google Ad Lingo, Google Search, Google Maps, Instagram and Twitter, multiple IVR vendors, and dozens of branded apps.

We have opened up access to our platform and our products with APIs and software development kits that enable customers and third parties to develop on top of our platform. Customers and partners can utilize these APIs to build our capabilities into their own applications and to enhance our applications with their services. In 2019, we launched LivePerson Functions, a serverless FaaS integration which enables brands to develop custom behaviors within LivePerson’s conversational platform to easily and rapidly tailor conversation flows to their specific needs. In 2022, we launched our partnership with Celonis to embed VoiceBase analytics and Celonis conversation mining into an application capable of analyzing omni-channel conversational data to enable operational improvements and automate the customer journey.

Expand sales partnerships to broaden our presence and accelerate sales cycles. We are focused on broadening our market reach and accelerating sales cycles by partnering with systems integrators, technology providers, business process outsourcers, value added resellers and other sales partners. We formalized a relationship with IBM Global Business Services in 2017 and Accenture in 2018. In 2019, we announced strategic partnerships with TTEC, a leading BPO (Business Process Outsourcing) company focused on customer experience, and DMI, a digital transformation company, to redefine the customer experience with digital engagement, messaging, and AI-driven automation. In 2020, a digital services and consulting company joined LivePerson’s network with a first-of-its-kind 360 degree partnership focusing not only on capturing the global rising demand for conversational commerce and building a personalized experience for customers, but also driving the transformation for internal corporate messaging and the employee experience through Conversational AI. In 2021, we announced strategic integration partnerships with Google Cloud, Adobe and Medallia to help brands make contact center agents more efficient and effective, and empower and enrich the management of customer and employee experience through the power of AI. Our network also expanded with the Tech Mahindra partnership to help brands deliver personalized conversational experiences to consumers at scale. In 2022, we partnered with Afiniti and Celonis to help brands improve customer engagement and analytics, deepened our partnership with Cisco to strengthen our CRM capabilities, and began a strategic co-selling partnership with CBA to drive sales in the Asia-Pacific region.

Evaluate strategic alliances and acquisitions when appropriate. In July 2021, we acquired German conversational AI company e-bot7, which propels our self-service capabilities and continued growth across Europe. In October 2021, we acquired VoiceBase, a leader in real-time speech recognition and conversational analytics; and Tenfold, an advanced customer engagement platform for integrating communication systems with leading CRM and support services. In February 2022, we acquired WildHealth, which leverages advanced machine learning to combine DNA analysis, biometrics, microbiome testing and phenotypic data to provide people with a blueprint for truly optimized health and a maximized health span. Once fully integrated, we expect these acquisitions to allow LivePerson to deliver our AI and automation capabilities, insights, and integration as a single integrated product offering across channels including voice and messaging.

Products and Services

Business solutions offerings

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

LivePerson’s Conversational AI. LivePerson’s Conversational AI, announced in December 2018, operates as the brains behind new LivePerson AI-based products, and was developed using our conversational data set of millions of brand-to-consumer interactions. LivePerson’s Conversational AI was custom designed for the Conversational Space, enabling what we call “the tango” of humans, AI and bots, whereby human agents act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Through the Conversational Cloud, agents become ultra-efficient, leveraging the AI engine to serve up relevant content, define next-best actions and take over repetitive transactional work so that the agent can focus on relationship building. By seamlessly integrating the Conversational Cloud with our proprietary AI, as well as third-party bots, the platform provides businesses with a comprehensive view of all AI-based and human-based conversations from a single console. Some of the first products developed on LivePerson’s Conversational AI engine include:
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
•Intent Manager, a real-time intent recognition and classification engine that analyzes consumer intentions at every turn of the conversation. Intent Manager is powered by LivePerson’s proprietary natural language understanding capabilities and machine learning algorithms, which are grounded in over 20+ years of conversational data and more than one billion messaging transcripts across a variety of industries. Intent Manager is currently being used by top brands to gain real-time insights and take action to improve customer service, marketing, and sales automation.

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

WildHealth

    In the first quarter of 2022, we acquired WildHealth, which leverages advanced machine learning to combine DNA analysis, biometrics, microbiome testing and phenotypic data to provide people with a blueprint for truly optimized health and a maximized health span. The acquisition is part of the Company’s strategy to pursue the adoption of its technology-driven offerings in the healthcare space by combining a rich healthcare data platform with Conversational AI to enable B2B healthcare brands to scale and personalize patient engagement.

e-Bot7

In the third quarter of 2021, we acquired German conversational AI company e-bot7. We expect the acquisition to empower brands of all sizes to quickly launch AI-powered messaging experiences — as well as its continued growth in Europe. We believe that combining e-bot7’s simple, easy-to-use technology with LivePerson’s world-class NLU, global organization, and vast customer base will accelerate the speed at which brands can deploy and train AI-powered conversations.

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

Consumer services offering

Our consumer services offering is an online marketplace that connects Experts who provide information and knowledge for a fee via mobile and online messaging with Users. Users seek assistance and advice in various categories including personal counseling and coaching, computers and programming, education and tutoring, spirituality and religion, and other topics. The business comprising our consumer services offering has been classified as assets held for sale as of December 31, 2022. See Note 20 – Assets Held for Sale in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information.

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

No single customer accounted for or exceeded 10% of our total revenue for 2022, 2021, or 2020.

Sales and Marketing

Sales. Our mobile and online messaging solutions are targeted at business executives whose primary responsibility is optimization of customer care, sales and marketing, or optimizing a consumer’s journey across the brand’s digital properties. Our solutions enable organizations to provide effective customer service, sales and marketing by deflecting costly phone calls and emails to the more cost efficient mobile and online messaging channel. We focus on the value that our solutions deliver in the form of increased agent efficiency, reduced contact center costs, increased customer satisfaction, improved customer lifetime value, maximized digital consumer acquisition, and optimized website and mobile business outcomes.

Within the business solutions segment we have aligned our field organization to address the different sales strategies of our target markets:

Enterprise and large mid-market. We target enterprises which have thousands of agents in their contact centers and collectively connect with billions of consumers each year. We leverage thought leadership and related events to showcase our strength in messaging and AI, and highlight existing reference customers who share their successes on our platform and how they achieved positive ROIs. Increasingly, we are working with large third-party system integrators, technology providers and business process outsourcers to supplement our direct sales effort.

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

Indirect Sales. Resources within our organization are focused on developing partnerships to generate revenues via referral partnerships and indirect sales through channel partners. By maximizing market coverage via partners who provide lead referrals and complementary products and services, we believe this channel supports revenue opportunities without incurring the costs associated with traditional direct sales. Our acquisition of Tenfold has accelerated our ability to integrate with legacy customer systems as well as competing or complementary customer service solutions.

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

Our marketing strategy encompasses a strategic communications approach that integrates public relations, social media, and analyst/influencer relations. Communications seek to highlight key customer success stories, and promote executive thought leadership via contributed content, speaking opportunities and press interviews, to raise LivePerson’s profile and reinforce our position as an industry leader.

Competition

The markets for AI-enhanced customer interaction, mobile and online business messaging, and digital engagement technology are intensely competitive, rapidly changing and characterized by aggressive marketing, pricing pressure, evolving industry standards, rapid technology developments, and frequent new product introductions.

We believe that most contact center technology vendors incorrectly view messaging as simply a feature or channel. They are content with building integrations to a messaging endpoint and offering messaging as just another product in their suite. LivePerson believes that messaging and AI are the foundation for conversational experiences, which transform how agents operate and how brands engage with consumers across service, sales, marketing, and brick and mortar. Brands must adapt their contact centers to an asynchronous messaging environment and leverage a combination of human agents, bots and AI to achieve scale and efficiencies.

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
•The Company believes it has a significant advantage in the form of a data moat built on hundreds of millions of conversations across industries, geographies and use cases that is feeding the machine learning engines that power intent understanding.
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

We have current and potential competition from providers of messaging and digital engagement solutions that enable companies to engage and connect with their consumer customers, as well as technology providers that offer customer relationship management and contact center solutions. We have current and potential competitors in many different industries, including:
•technology or service providers offering or powering competing digital engagement, contact center, communications, or customer relationship management solutions such as eGain, Genesys, Nuance, Oracle, Salesforce.com, and Twilio;
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
•customers that develop and manage their messaging solutions in-house; and
•large players in the AI space, such as Google, Amazon, Microsoft and OpenAI

Technology

Four key technological features distinguish the LivePerson services:

•LivePerson’s powerful Conversational AI is enhanced by over 20 years of proprietary, verbatim conversation data that the company has accumulated helping thousands of clients, including the world’s largest brands, message with consumers at scale. Unlike other AIs, which are applied to wide-ranging and unrelated use cases, LivePerson’s AI has been built specifically to power conversations between brands and consumers, giving it the edge in understanding consumer intents and the resolutions that best satisfy them.

•We support our customers through a secure, scalable server infrastructure. Currently, in North America, our primary servers are hosted in a fully-secured, top-tier, third-party server center located in the Mid-Atlantic United States, and are supported by a top-tier backup server facility located in the Western United States. In Europe, our primary servers are hosted in a fully-secured, top-tier, third-party server center located in the United Kingdom and are supported by a top-tier backup server facility located in The Netherlands. In the Asia Pacific region, our primary and backup servers are hosted in fully-secured, top-tier, third-party server centers located in Australia. Nearly all of our larger customers outside of the United States are hosted within our U.K.- and Australia-based facilities. By managing our servers directly, we maintain greater flexibility and control over the production environment allowing us to be responsive to customer needs and to continue to provide a superior level of service. Utilizing advanced network infrastructure and protocols, our network, hardware and software are designed to accommodate our customers’ demand for secure, high-quality 24/7 service, including during peak times such as the holiday shopping season. Beginning in 2020, we began projects to migrate some or all of our infrastructure to the public cloud.

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

Network Architecture and Security. Our network is scalable; we do not need to add new hardware or network capacity for each new LivePerson customer. Our backup server infrastructure housed at separate locations provides our primary hosting facilities with effective disaster recovery capability. We comply with security standards such as SOC2 (System and Organization Controls) and PCI. For increased security, through a multi-layered approach, we use advanced firewall architecture and industry-leading encryption standards and employ third-party experts to further validate our systems’ security. We also enable our customers to further encrypt their sensitive data using more advanced encryption algorithms.

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

Intellectual Property and Proprietary Rights

We own a portfolio of patents and patent applications in the United States and internationally and regularly file patent applications to protect intellectual property that we believe is important to our business. As of December 31, 2022, we have 207 patents issued in the U.S. and abroad, and 241 patents pending. We had 36 patents awarded in the U.S. during 2022, and added 25 global patents. Our patents cover Conversational AI and insights, messaging across various consumer platforms, behavioral analytics and personalization, and agent effectiveness and call center operations.

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

As of December 31, 2022, we had 1,301 full-time employees worldwide, located in more than 13 countries. Of these, 731 were located in the Americas, 454 in EMEA, and 116 in APAC. Although we have statutory employee representation obligations in certain countries, our U.S. employees are not covered by collective bargaining arrangements. We believe we have good relations with our employees. For 2022, our key human capital management efforts focused on the following:

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

In 2020, we launched a four-week seminar-style cohort program to ensure LivePerson employees understand the foundation of AI and how AI is transforming industries and society.

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

Website Access to Reports

We make available, free of charge, on our website (www.liveperson.com), our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. The Company’s website address provided above is not intended to function as a hyperlink, and the information on the Company’s website is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference herein. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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
•If the sale of Kasamba is completed, we will no longer be engaged in the consumer segment of our business and our future results of operations will be dependent solely on our business segment.
•We have identified a material weakness in our internal control over financial reporting that, if not properly remediated, could adversely affect our business and results of operations.
•Our quarterly revenue and operating results may fluctuate significantly, which may cause a substantial decline in the trading price of our securities.
•In the past we have experienced losses, we had an accumulated deficit of $692.4 million as of December 31, 2022 and we may incur losses in the future.
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
•Failures or security breaches in our services or systems, those of our third-party service providers, or in the websites of our customers, including those resulting from cyber-attacks, security vulnerabilities, defects, or errors, could harm our business.
•We may be liable if third parties access or misappropriate confidential or personal data from our systems or services.

•We provide service level commitments to certain customers. If we do not meet these contractual commitments, we could be obligated to provide credits or refunds or face contract terminations, which could adversely affect our revenue and harm our reputation.
•Failure to license necessary third-party software for use in our products and services, or failure to successfully integrate third-party software, could cause delays or reductions in our sales, or errors or failures of our service.
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

In the technology industry, there is substantial competition for key personnel, including skilled engineers, sales executives and operations personnel. We may not be able to successfully recruit, integrate and retain qualified personnel in the future, which could impact our ability to innovate and deliver new or updated products to our customers, which could harm our business. Among other things, our decision to shift to a remote working environment following the onset of the COVID-19 pandemic may make it harder for us to recruit and retain our personnel. If our retention and recruitment efforts are ineffective, employee turnover could increase and our ability to provide services to our customers would be materially and adversely affected. Furthermore, the requirement to expense stock options may discourage us from granting the size or type of stock option awards that job candidates may require in order to join our company.

We expect to evaluate our needs and the performance of our staff on a periodic basis and may choose to make adjustments in the future. If the size of our staff is significantly reduced, either by our choice or otherwise, it may become more difficult for us to manage existing, or establish new, relationships with customers and other counterparties, or to expand and improve our service offerings. It may also become more difficult for us to implement changes to our business plan or to respond promptly to opportunities in the marketplace. Further, it may become more difficult for us to devote personnel resources necessary to maintain or improve existing systems, including our financial and managerial controls, billing systems, reporting systems and procedures. Thus, any significant amount of staff attrition could cause our business and financial results to suffer.

Supporting our existing and growing customer base could strain our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.

We continue to experience significant growth in our customer base and personnel, which has placed a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our internal infrastructure, data center capacity, research, customer support and development, and real estate spending will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our services, to expand into new geographic areas, and to scale with our overall growth. We may also need to make additional investments with third party outsourcing providers, such as our announced plans to work with a digital services and consulting company to move our technology infrastructure to the public cloud. The additional investments we are making will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term, and there is no guarantee that they will be successful or meet our customers’ needs.

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

Our customers typically subscribe for our services for a twelve-month term and may have no obligation to renew their subscription after expiration of the twelve-month term. In some cases, our agreements are terminable or may terminate upon 30 to 90 days’ notice without penalty. If a significant number of our customers, or any one customer to whom we provide a significant amount of services, were to terminate services, reduce the amount of services purchased, or fail to purchase additional services, our results of operations may be negatively and materially affected. Dissatisfaction with the nature or quality of our services as well as reductions in our customers’ spending levels or declines in customer activity as a result of general economic conditions or uncertainty in financial markets, could also lead customers to terminate our service.

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

The Company has developed Gainshare, a fully managed solution where LivePerson provides messaging and AI automation technology as well as the labor, automation, and end-to-end program management. Gainshare pricing is contingent on the degree to which a customer achieves its financial objectives, such as increased revenue or reduced operating costs. If we are unsuccessful in achieving these objectives for our customers (including as a result of broader market events, such as inflation and recessionary pressures, decreased consumer confidence, normalization of pandemic-specific shopping trends and returns to physical, in-store shopping experiences), it will reduce the revenue that we recognize from Gainshare and could result in our operating the program at a financial loss, which could have a materially adverse impact on our financial results.

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

As part of our business strategy, we have made and may continue to make acquisitions to add complementary businesses, products, technologies, revenue and intellectual property rights. In October 2018, we acquired AdvantageTec, Inc., a leading provider of texting solutions for service departments of automotive dealerships that helps enable the conversational experience across the entire dealership, including variable and fixed operations. In September 2018, we acquired the employees and technology assets of Conversable, Inc. a SaaS based AI powered conversational platform. In January 2018, we acquired the employees and technology assets of BotCentral, Inc., a Silicon Valley based startup which has created a number of bot solutions for major brands in banking, insurance, and travel, running on LivePerson’s conversational platform. In July 2021, we acquired German conversational AI company e-bot7. In October 2021, we acquired VoiceBase, a leader in real-time speech recognition and conversational analytics; and Tenfold, an advanced customer engagement platform for integrating communication systems with leading CRM and support services. In February 2022, we acquired WildHealth, which leverages advanced machine learning to combine DNA analysis, biometrics, microbiome testing and phenotypic data in an effort to provide people with a blueprint for optimized health.

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

The sales cycle for our products can be several months or more and varies substantially from customer to customer, particularly for sales to enterprise customers. Because we sell complex, integrated solutions, it can take many months to close sales as customers evaluate our product offering against available alternatives and define their requirements. We are often required to expend substantial time, effort, and money educating potential customers about the value of our offerings. The increasingly complex needs of our customers can contribute to a longer sales cycle.

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

If the sale of Kasamba is completed, we will no longer be engaged in the consumer segment of our business and our future results of operations will be dependent solely on our business segment.

The business of Kasamba, Inc. (“Kasamba”) and its associated assets and liabilities represent the entire consumer segment of our business, which generated approximately 7% of our total revenue for the year ended December 31, 2022, and approximately 8% of our total revenue for the years ended December 31, 2021 and 2020. Accordingly, if the sale of Kasamba is completed, our future financial results will be dependent solely on our business segment. We may also reduce our opportunities with respect to certain markets, consumer products or revenue streams, as well as our ability to compete in such markets and product categories.

We have identified a material weakness in our internal control over financial reporting that, if not properly remediated, could adversely affect our business and results of operations.

As described in Item 9A, Controls and Procedures, we have identified certain control deficiencies that in the aggregate constitute a material weakness in our internal control over financial reporting as of December 31, 2022. Such control deficiencies were identified in connection with the Company’s previously disclosed review of certain transactions related to its subsidiary WildHealth, which was acquired in February 2022, and primarily include a combination of ineffective operation of controls and inadequate controls related to: formal review, approval, and evaluation of non-core, complex transactions as well as engagement with government agencies; segregation of duties between accounting and contracting approval functions for non-core, complex transactions; and formal review, approval and evaluation of manual journal entries.

As further described in Item 9A, Controls and Procedures, the identified control deficiencies are already in the process of being remediated, primarily through the development and implementation of new controls and enhanced procedures for formal review, approval, and evaluation of non-core, complex transactions as well as engagement with government agencies, enhanced accounting staff, enhanced procedures for segregation of duties between accounting and contracting approval functions for non-core, complex transactions, and additional procedures and information technology systems for formal review, approval and evaluation of manual journal entries. However, we cannot guarantee that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness or that they will prevent or avoid potential future material weaknesses. Implementing any further changes to our internal controls may distract our officers and employees and entail material costs to implement new processes and/or modify our existing processes. Moreover, these changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm the price of our common stock.

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

We may experience difficulties integrating e-bot7, VoiceBase, Tenfold and WildHealth, and may not realize expected business or financial benefits and our business could be adversely impacted.

In the third quarter of 2021, we acquired e-bot7, a Conversational AI company. In the fourth quarter of 2021, we acquired VoiceBase, a leader in real time speech recognition and conversational analytics and Tenfold, an advanced customer engagement platform for integrating communication systems with leading CRM and support systems. In the first quarter of 2022, we acquired WildHealth, which leverages advanced machine learning to combine DNA analysis, biometrics, microbiome testing and phenotypic data to provide people with a blueprint for truly optimized health and a maximized health span. We intend to maintain the business operations of each of these companies while integrating and leveraging e-bot7’s self-service capabilities, Tenfold’s technology platform, VoiceBase’s technology and WildHealth’s data platform with our proprietary messaging and Conversational AI offerings. However, acquiring and integrating a technology company presents unique risks including difficulties in adapting and developing new software technologies and systems protocols, increased software integration expenses, and incompatibility of acquired technologies in addition to the risks discussed under “If we do not successfully integrate past or potential future acquisitions, we may not realize the expected business or financial benefits and our business could be adversely impacted.”

Our business of facilitating at-home rapid-testing solutions poses substantial risks.

In the recent past, our subsidiaries Bella Health and WildHealth have offered COVID-19 testing solutions. This business poses certain risks, including our lack of experience operating in the healthcare industry and elevated risks related to compliance with federal, state, and local laws, rules and regulations pertaining to the healthcare and diagnostic testing industry. In addition, due to reduced demand for COVID-19 testing, the revenue generated from this service has decreased and is expected to cease entirely.
Our expansion into digital healthcare poses substantial new risks to which we have not previously been exposed.

The digital healthcare market is new and unproven, and it may not sustain high levels of demand, consumer acceptance and market adoption. Our success in digital healthcare will depend on the willingness of consumers to use our solutions. Negative publicity about our solutions, or digital healthcare generally could limit market acceptance of our solutions. Similarly, concerns or negative publicity regarding patient confidentiality and privacy in the context of digital healthcare could limit market acceptance of our healthcare offerings. If any of these events occur, it could have a material adverse effect on our business, financial condition, and results of operations.

Our success is dependent upon our continued ability to maintain a network of qualified digital healthcare providers that leverage our technology offerings. The failure to maintain or to secure new providers may result in a loss of or inability to grow our revenue base and higher costs.

Other risks include our lack of experience operating in the healthcare industry and elevated risks relating to compliance with certain U.S. federal, state, and local healthcare laws, regulations, and rules in the heavily-regulated healthcare industry, including: state laws relating to the licensure of medical professionals; state laws regulating telehealth and online healthcare services; state laws that prohibit general business corporations from practicing medicine, controlling physicians’ medical decisions, or engaging in certain practices, such as splitting fees with physicians; federal and state law provisions relating to anti-kickback, self-referral, fraud and false claims; provisions of, and regulations relating to the Health Insurance Portability and Accountability Act of 1996, as amended, and its accompanying regulations (“HIPAA”), including provisions relating to criminal healthcare fraud and the confidentiality and security of individually identifiable health information; and federal and state laws relating to the provision of services by non-physician clinical providers (such as physician assistants or nurses); and exposure to liability, which may include liabilities for failure to comply with healthcare laws, regulations, and rules for which we may not have sufficient insurance or indemnification rights.

In addition, we have in some instances begun to accept payments from third party payors, including, among others, private insurance companies and government payors (such as Medicaid or Medicaid), which has created additional compliance obligations, including: federal laws that prohibit entities from submitting fraudulent or false claims to Medicare, Medicaid, or other government programs; federal laws that prohibit the receipt of any form of remuneration in return for the referral of patients for items and services covered, in whole or in part, by federal healthcare programs; federal laws prohibiting physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician (or a member of the physician’s immediate family) has a direct or indirect financial relationship with the entity; federal laws relating to failure to disclose or refund overpayments by a government payor; federal and state laws that prohibit healthcare providers from billing and receiving payment from Medicare or Medicaid for services, unless the services are medically necessary; and federal laws that impose civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs, or employing individuals who are excluded from participation in federally funded healthcare programs.

Accordingly, to the extent they are applicable as and if we continue to grow in the digital healthcare space, we must monitor our compliance with applicable healthcare laws, regulations, and rules in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance. Even if our activities and arrangements are found to be in compliance, investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. Achieving and sustaining compliance with these laws may prove costly. Compliance may require obtaining appropriate licenses or certificates, increasing our security measures and expending additional resources to monitor developments in applicable rules and ensure compliance. We also may become subject to medical liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance. Additionally, it is possible that the laws, regulations and rules governing the provision of healthcare services may change significantly in the future. Any new or changed healthcare laws, regulations or rules or any review of our business by judicial, law enforcement, regulatory or accreditation authorities or any successful medical liability claim could adversely affect our business, financial condition and results of operations.

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

In the past we have experienced losses, we had an accumulated deficit of $692.4 million as of December 31, 2022 and we may incur losses in the future.

We have in the past incurred, and we may in the future incur, losses and experience negative cash flow, either or both of which may be significant. We recorded a net loss of $225.7 million for the year ended December 31, 2022, and as of December 31, 2022, our accumulated deficit was approximately $692.4 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our securities.

The non-payment or late payment of amounts due to us from a significant number of customers may negatively impact our financial condition or make it difficult to forecast our revenues accurately.

During 2022, we increased our allowance for doubtful accounts from $6.3 million to approximately $9.2 million. During 2021, we increased our allowance for doubtful accounts from $5.3 million to approximately $6.3 million. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends, and other information that we believe to be reasonable. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected. As a result of increasingly long payment cycles, we have faced increased difficulty in predicting our operating results for any given period, and have experienced significant unanticipated fluctuations in our revenues from period to period. Any failure to achieve anticipated revenues in a period could cause the market price of our securities to decline.

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

With the recent volatility in the capital markets, there is a risk that we could suffer a loss of principal in our cash and cash equivalents and short-term investments and suffer a reduction in our interest income or in our return on investments.

As of December 31, 2022, we had $391.8 million in cash and cash equivalents. We regularly invest excess funds from our cash and cash equivalents in short-term money market funds. We currently hold no mortgaged-backed or auction rate securities. However, some of our investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by any ongoing uncertainty in the United States and global credit markets. In the future, these market risks associated with our investment portfolio may harm the results of our operations, liquidity and financial condition. Although we believe we have chosen a portfolio reasonably designed to preserve our existing cash position, it may not adequately protect the value of our investments. Furthermore, this more cautious portfolio is unlikely to provide us with any significant interest income in the near term.

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

Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicated that the carrying value may not be recoverable. We review our goodwill for impairment at least annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. Based on our annual review for 2022, we determined that it is not more likely than not that the fair value of the reporting units is less than their carrying amount. However, future assessments may yield a different result, and from time to time, we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in a negative impact on our results of operations.

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

We have current and potential competition from providers of messaging and digital engagement solutions that enable companies to engage and connect with their consumer customers, as well as technology providers that offer customer relationship management and contact center solutions. We have current and potential competitors in many different industries, including:
•technology or service providers offering or powering competing digital engagement, contact center, communications, or customer relationship management solutions, such as eGain, Genesys, Nuance, Oracle, Salesforce.com and Twilio;
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

Risks Related to Security Vulnerabilities and Service Reliability

Failures or security breaches in our services or systems, those of our third-party service providers, or in the websites of our customers, including those resulting from cyber-attacks, security vulnerabilities, defects, or errors, could harm our business.

Our products and services involve the storage and transmission of proprietary information and personal data related to our customers and their users, as well as experts and consumers, and theft and security breaches expose us to a risk of loss of such information and data, improper use and disclosure thereof, litigation, regulatory investigation, and potential liability. We experience cyber-attacks of varying degrees on a regular basis. Our security measures may also be breached due to employee or other error, intentional malfeasance and other third-party acts, and system errors or vulnerabilities, including vulnerabilities of our third-party service providers, or customers, or otherwise. We have announced plans to move our technology infrastructure to the public cloud, which will require us to rely on third-party cloud providers to maintain appropriate safeguards. Additionally, following the COVID-19 pandemic, we have elected to maintain a globally distributed, substantially remote workforce. Remote working arrangements may potentially further increase the risk of cyber incidents or data breaches. Any such breach or unauthorized access, or attempts by outside parties to fraudulently induce employees, users, vendors, or customers to disclose sensitive information in order to gain access to our data or data of our customers, users, experts, or consumers, including, but not limited to, individual personal information and financial credit or debit card data that is protected by law or contract, could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business.

While we continue to expand our focus on this issue and are taking measures to safeguard our products and services from cybersecurity threats and vulnerabilities in desktop computers, mobile phones, smartphones and handheld devices, cyber-attacks, and other security incidents continue to evolve in sophistication and frequency. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, are constantly evolving in sophisticated ways to avoid detection and often are not recognized until launched against a target, it may be difficult or impossible for us to anticipate or identify these techniques or to implement adequate preventative measures. And while technological advancements enable more data and processes, such as mobile computing and mobile payments, they also increase the risk that cyber-attacks and other security incidents will occur. Additionally, the global threat of cyber-attacks has increased in response to the Russia-Ukraine War. A significant cyber-attack, or a security incident of any magnitude that is profiled in the media, involving our, our third-party service providers’ or our customers’ systems, could result in material harm to our brand and reputation, our ability to deliver our services or retain customers, and expose us to lawsuits, regulatory investigations, and significant damages, fines or penalties.

In addition, our customers may authorize third-party access to their customer data located in our cloud environment. Because we do not control the transmissions to customer-authorized third parties, or the processing of such data by customer authorized third parties, we cannot ensure the integrity or security of such transmissions or processing. Because our services are responsible for critical communication between our customers and consumers, any security failures, defects or errors in our components, materials or software or those used by our customers could have an adverse impact on us, on our customers and on the end users of their websites and applications. Such adverse impact could include a decrease in demand for our services, damage to our reputation and to our customer relationships, legal exposure, and other financial liability or harm to our business.

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

In addition, we rely in part on third-party service providers and other third parties for various services, including, but not limited to, internet connectivity, network infrastructure hosting, security and maintenance, and software and hardware from a variety of vendors. These providers may experience problems that result in slower than normal response times and/or interruptions in service. If we are unable to continue utilizing the third-party services that support our web hosting and infrastructure or if our services experience interruptions or delays due to existing third-party service providers or transition to new third-party service providers, our reputation and business could be harmed, and we may be exposed to legal and reputational risk, and significant remediation costs.

We also rely on the security of our third-party service providers to protect our proprietary information and information of our customers and their end users. Information technology system failures, including a breach of our or our third-party service providers’ data security, could disrupt our ability to function in the normal course of business by potentially causing, among other things, an unintentional disclosure of customer information or loss of information. Additionally, despite our security procedures or those of our third-party service providers, information systems may be vulnerable to threats such as computer hacking, ransomware, cyber-terrorism or other unauthorized attempts by third parties to access, obtain, modify or delete our or our customers’ data. Any such breach could have a material adverse effect on our operating results and our reputation as a provider of business collaboration and communications solutions and could subject us to significant penalties and negative publicity, as well as government investigations and claims for damages or injunctive relief under state, federal and foreign laws or contractual agreements.

We also depend on third parties for hardware and software, and our consumer services depend on third parties for content. Such products and content could contain defects or inaccurate information. Problems arising from our use of such hardware or software or third-party content could require us to incur significant costs or divert the attention of our technical or other personnel from our product development efforts or to manage issues related to content. To the extent any such problems require us to replace such hardware or software we may not be able to do so on acceptable terms, if at all.

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

Failure to license necessary third-party software for use in our products and services, or failure to successfully integrate third-party software, could cause delays or reductions in our sales, or errors or failures of our service.

We license third-party software that we plan to incorporate into our products and services. In the future, we might need to license other software to enhance our products and meet evolving customer requirements. These licenses may not continue to be available on commercially reasonable terms or at all. Some of this technology could be difficult to replace once integrated. The loss of, or inability to obtain, these licenses could result in delays or reductions of our products and services until we identify, license and integrate or develop equivalent software, and new licenses could require us to pay higher royalties. If we are unable to successfully license and integrate third-party technology, we could experience a reduction in functionality and/or errors or failures of our products, which may reduce demand for our products and services.

Third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the impact of new technology integration on our existing technology, open-source software disclosure requirements, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.

Our business is subject to the risks of earthquakes, fires, floods, and other natural catastrophic events and to interruption by man-made problems such as terrorism or cyber-attacks.

Although we intend to migrate our technology infrastructure to the public cloud, a substantial majority of our computer and communications infrastructure is running in our private cloud on hardware that is located at a limited number of facilities in the United States, Europe, and Australia. Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, hurricanes, other acts of nature, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, state-sponsored or other cyber-attacks or failures, pandemics or other public health crises, or similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole. Our headquarters are located in New York City and we have a significant employee presence located in Israel, each of which regions has experienced acts of terrorism in the past. Our servers may also be vulnerable to computer viruses, break-ins, cyber-attacks, such as coordinated denial-of-service attacks or ransomware, or other failures, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. Although we have implemented security measures and disaster recovery capabilities, there can be no assurance that we will not suffer from business interruption, or unavailability or loss of data, as a result of any such events. As we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide high quality service to our customers, such disruptions could negatively impact our ability to run our business, result in loss of existing or potential customers and increased expenses, and/or have an adverse effect on our reputation and the reputation of our products and services, any of which would adversely affect our operating results and financial condition.

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

Laws and practices regarding handling and use of personal and other information by companies have come under increased public scrutiny, and governmental entities, consumer agencies and consumer advocacy groups have called for, and in many instances, enacted increased regulation and changes in industry practices. For example, the E.U. General Data Protection Regulation (“GDPR”) imposes significantly greater compliance burdens on companies that control or process personal data of users primarily located in the E.U. and, for noncompliance, provides for considerable fines up to the higher of 20 million Euros or 4% of global annual revenue. European regulators have issued numerous fines pursuant to the GDPR. The GDPR also imposes certain technological requirements that may, from time to time, require us to make changes to our services to enable LivePerson and/or our customers to meet legal requirements and may impact how data protection is addressed in our customer and vendor agreements. Ensuring compliance with the GDPR is an ongoing commitment that involves substantial costs, and it is possible that despite our efforts, governmental authorities or third parties will assert that our services or business practices fail to comply. We also must require vendors that process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient, we could be subject to enforcement actions or investigations by Data Protection Authorities (including in the E.U.) or lawsuits by private parties, and our business could be negatively impacted.

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

Additionally, as web and mobile commerce continues to evolve, regulation by federal, state and foreign governments or agencies in the areas of data privacy and data security is likely to increase. For instance, recent legal developments in Europe have created complexity and regulatory compliance uncertainty regarding certain transfers of personal information from the European Economic Area (the “EEA”) to the United States and certain other third countries. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the E.U.-U.S. Privacy Shield Framework (the “E.U.-U.S. Privacy Shield”) under which personal information could be transferred from the EEA to U.S. entities who had self-certified under the

Privacy Shield program. Similarly, on September 8, 2020, the Swiss Data Protection Authority announced in a position statement that it no longer considers the Swiss-U.S. Privacy Shield adequate for the purpose of transferring personal data from Switzerland to the United States. While the CJEU upheld the adequacy of E.U.-specified standard contractual clauses (“SCCs”) as an adequate personal information transfer mechanism, it made clear that reliance on them alone is not sufficient and that their use must be assessed on a case-by-case basis taking into account the surveillance laws in and the right of individuals afforded by, the destination country. The CJEU went on to state that, if the competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer unless the data exporter has already done so itself. Ongoing legal challenges in the E.U. to the mechanisms allowing companies to transfer personal data from the EEA to certain other jurisdictions, including the U.S., following the CJEU’s decision may result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that permit cross-border data transfers.

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

We rely on a mixture of mechanisms to govern the transfer of personal data from our E.U. and U.K. business to the U.S. and are continuing to evaluate what additional mechanisms may be required to establish adequate safeguards for the cross-border transfer of personal data. The European Commission updated the SCCs on June 4, 2021, and additional regulatory guidance has been released that seeks to impose additional obligations on companies choosing to rely on the SCCs. Parties transferring personal data from the EEA to third countries with “inadequate data protection” such as the U.S. had until December 27, 2022 to update any existing agreements. The new SCCs apply only to the transfer of data outside of the EEA and not the U.K., which issued its own form of agreement and an addendum to the E.U. SCCs (the “U.K. SCCs”), in March 2022 for transfers of data from the U.K. Compliance with the SCCs and the U.K. SCCs may require us to implement additional safeguards to further enhance the security of data transferred out of the EEA and the U.K., which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. If we are unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services and could adversely affect our financial results, and, until the legal uncertainties regarding how to legally continue transfers pursuant to the SCCs and other mechanisms are settled, we will continue to face uncertainty as to whether our efforts to comply with our obligations under the GDPR and U.K. GDPR will be sufficient. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity.

In addition to the changing regulatory landscape in the E.U. and the U.K., in June 2018, the State of California legislature passed the California Consumer Privacy Act of 2018 (“CCPA”), which gave California residents new data privacy rights, allowed consumers to opt out of certain data sharing with third parties, and provided a new private cause of action for data breaches. The CCPA contained certain exemptions for personal information of employees and job applicants, and personal information collected in a “business-to-business” context, each of which expired as of January 1, 2023, expanding compliance obligations under the CCPA. Moreover, the California Privacy Rights Act (“CPRA”), which took effect on January 1, 2023 (with a lookback to January 1, 2022), significantly expanded the CCPA, to include, among other changes, additional obligations such as data minimization and storage limitations; formation of a dedicated privacy regulator in California, the California Privacy Protection Agency, to implement and enforce the law; additional rights for consumers, such as correction of personal information and additional opt-out rights with respect to a new category of “sensitive information.” The CCPA marked the beginning of a trend toward more stringent state data privacy legislation in the United States, which may result in significant costs to our business, damage our reputation, require us to amend our business practices, and could adversely affect our business, especially to the extent the specific requirements vary from those and other existing laws. For example, Virginia’s Consumer Data Protection Act took effect on January 1, 2023, and Colorado, Utah, and Connecticut have adopted new state data protection laws, which are set to take effect later in 2023. Many similar laws have been proposed at the federal and state level; accordingly, we also may be subject to additional compliance obligations as such legislation is considered and adopted, which may require us to modify our data processing practices and policies and incur substantial costs and expenses to comply.

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

Similarly, some U.S. courts have interpreted certain two-party consent wiretap statutes, such as the California Invasion of Privacy Act, to require the collection of prior consent from consumers who engage in a dialogue with chatbots. If the scope of such laws or newly enacted legislation were interpreted to apply to our services, we and/or our customers may be required to obtain the express consent of web visitors in order for our technology to perform its intended functions. Requirements that a website must first obtain consent from its web visitors before using our technology could reduce the amount and value of the services we provide to customers, which might impede sales and/or cause some existing customers to discontinue using our services or could subject us to fines and/or proceedings by governmental agencies, regulatory bodies, and/or private litigation, which could materially and adversely affect our business, financial condition and results of operations.

There has been an increased focus on laws and regulations related to artificial intelligence, including the current U.S. presidential administration, the U.S. Congress, and U.S. regulators, which cover, among other things, algorithm accountability and transparency. The European Commission has also released its draft proposed regulations (i.e., the EU AI Act) that would establish requirements for the provision and use of products that leverage artificial intelligence, machine learning, and similar technologies, including chatbots. The EU Act is expected to be adopted by Parliament in 2023, taking effect in 2024 or 2025. Additionally, other countries are considering legal frameworks on artificial intelligence, which is a trend that may increase now that the European Commission has proposed the EU AI Act. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business.

Further, various federal, state and foreign government bodies and agencies are highly focused on consumer protection initiatives, particularly in light of the increase in new technologies and services that incorporate or use bots, artificial intelligence and/or machine learning. For example, the California B.O.T. Act came into effect in July 2019 and requires that companies using bots on platforms with more than 10 million unique monthly visitors from the U.S. use clear and conspicuous disclosure to inform consumers that they are not speaking to a human. Similar bills have been introduced from time to time at the state and federal level in recent years. Further, use of artificial intelligence and machine learning may be subject to laws and evolving regulations regarding the use of artificial intelligence, controlling for, among other things, data bias, and antidiscrimination. For example, the Federal Trade Commission (“FTC”) enforces consumer protection laws such as Section 5 of the FTC Act, which prohibits unfair and deceptive practices, including use of biased algorithms in AI. The European Commission also recently published its proposal for a regulation implementing harmonized rules on AI and amending certain union legislative acts. The proposed regulation would impose additional restrictions and obligations on providers of AI systems, including increasing transparency so consumers know they are interacting with an AI system, requiring human oversight in AI, and prohibiting certain practices of AI that could lead to physical or psychological harm. Given the increased focus by the FTC and other regulators on the use of AI, it is possible that additional laws, regulations, and standards related to AI may be introduced in the future. Regulation in this area could impact how businesses use our products and services to interact with consumers and how we provide our services to our customers. AI tools can also present unique technological and legal challenges, such as the possibility of insufficient data sets, or (as stated above) data sets that contain biased information, which can negatively impact the decisions, predictions or analyses that AI applications produce. Deficiencies such as these could cause us reputational harm and subject us to legal liability, including claims of product liability, breach of warranty, or negligence. The scope of these laws and regulations is rapidly evolving, subject to differing interpretations, may be inconsistent among jurisdictions, or conflict with other rules and is likely to remain uncertain for the foreseeable future. We also expect that there will continue to be new laws, regulations, and industry standards concerning artificial intelligence and machine learning proposed and enacted in various jurisdictions.

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

We anticipate potentially making investments in, and potentially holding, creating or managing blockchain-based assets, including cryptocurrency or other digital tokens and development of blockchain-based decentralized applications (“DApps”), which may subject us to exchange risk and additional tax and regulatory requirements.

In the fourth quarter of 2021, we updated our investment policy to provide us with more flexibility to further diversify and maximize returns on our cash that is not required to maintain adequate operating liquidity. Under this policy, we may invest a portion of such cash in investment instruments related to cryptocurrencies and other blockchain-based assets through a subsidiary, which would contract with providers to invest in funds and/or directly hold blockchain-based, assets including cryptocurrencies such as USD Coin, in order to engage in investment strategies such as yield farming, which involves lending or staking cryptocurrencies to generate returns in the form of transaction fees or interest.

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

As intangible assets that may lack centralized issuers or governing bodies, cryptocurrencies’ and blockchain-based assets’ lack of a physical form, their reliance on technology for their creation, existence and transactional validation and their decentralization may subject their integrity to the threat of security breaches, cyber-attacks or other malicious activities, as well as human errors or computer malfunctions that may result in the loss or destruction of private keys needed to access such assets. As cryptocurrencies and blockchain-based assets have no physical existence beyond the record of transactions on a blockchain, a variety of technical factors related to blockchain technologies could also impact the price of cryptocurrencies and the stability of our investments. For example, malicious attacks by cryptocurrency miners, inadequate mining fees to incentivize validation of transactions, hard “forks” of individual blockchains into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of blockchain technologies and negatively affect the price of cryptocurrencies and the stability of our investments. While we intend to take all reasonable measures to secure any digital assets, if such threats are realized or the measures or controls we or our counterparties create or implement to secure our digital assets fail, it could result in a partial or total misappropriation or loss of our digital assets, and our financial condition and operating results may be harmed.

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

We have had patent and other infringement lawsuits filed against us claiming that certain of our products and services infringe third party intellectual property rights, and we are subject to the future risk of additional third-party claims alleging infringement against us or against our customers for use of our products and services. Many of our customer and partner contracts, including certain suppliers, contain indemnification obligations requiring us to indemnify our customers from certain claims against them or arising from the use of our services. Substantial litigation regarding intellectual property rights exists in the software industry. In the ordinary course of our business, our services and/or our customers’ use of our services may be increasingly subject to third-party infringement claims as claims by non-practicing entities become more prevalent and the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps. Some of our competitors in the market for digital engagement technology, and/or web and mobile based consumer-facing services or other third parties may have filed or may intend to file patent applications covering aspects of their technology and have asserted and may in the future assert claims against us. Any claims alleging infringement of third-party intellectual property rights could require us to spend significant amounts in litigation (even if the claim is invalid), distract management from other tasks of operating our business, pay substantial damage awards, prevent us from selling our products, delay delivery of our services, require the development of non-infringing software, technology, business processes, systems or other intellectual property (none of which might be successful), or limit our ability to use the intellectual property that is the subject of any of these claims, unless we enter into license agreements with the third parties (which may be costly, unavailable on commercially reasonable terms, or not available at all). Therefore, any such claims could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

We have built, and expect to continue to build, AI into many of our product offerings and we expect this element of our business to grow. We envision a future in which AI operating in our devices, applications and the cloud helps our customers be more productive in their business activities and interactions with consumers. As with many disruptive innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms and models may be flawed. Datasets may be insufficient or contain biased information. Inappropriate or controversial data practices by us or others could impair the acceptance of AI solutions. These deficiencies could undermine the decisions, predictions, or analysis AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. Social and ethical issues relating to the use of new and evolving uses of AI that we may offer may result in reputational harm and liability and may cause us to incur additional research and development costs to resolve such issues. If we enable or offer AI solutions that are controversial because of their impact on human rights, privacy, employment, or other social issues, we may experience a material adverse effect on our business, results of operations and cash flows. Potential government regulation related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our offerings. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact.

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

If we become liable for information provided by our users and carried via our service in any jurisdiction in which we operate, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business.

In addition, negative publicity and user sentiment generated as a result of fraudulent or deceptive conduct by users of our technology platforms could damage our reputation, reduce our ability to attract new users or retain our current users, and diminish the value of our brand.

In the future, we may be required to spend substantial resources to take additional protective measures or discontinue certain service offerings, either of which could harm our business. Any costs incurred as a result of potential liability relating to the sale of unlawful services or the unlawful sale of services could harm our business. In addition to legislation and regulations relating to privacy and data security and collection, we may be subject to consumer protection laws that are enforced by regulators such as the FTC and private parties and include statutes that regulate the collection and use of information for marketing purposes. Any new legislation or regulations regarding the internet, mobile devices, software sales or export and/or the cloud or SaaS industry, and/or the application of existing laws and regulations to the internet, mobile devices, software sales or export and/or the cloud or SaaS industry, could create new legal or regulatory burdens on our business that could have a material adverse effect on our business, results of operations, and financial condition. Additionally, as we operate outside the U.S., the international regulatory environment relating to the internet, mobile devices, software sales or export, and/or the SaaS industry could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to our International Operations and Tax Issues

Our results of operations may be adversely impacted due to our exposure to foreign currency exchange rate fluctuations.

We conduct business in currencies other than the U.S. dollar in Europe, Australia, Japan and Israel. As we continue to expand our international operations we become more exposed to the effects of fluctuations in currency exchange rates. For example, the New Israeli Shekel, British Pound, Euro, Australian Dollar, and Japanese Yen have all recently experienced declines in value in relation to the U.S. dollar. Further, as geopolitical volatility around the world increases, there is increasing risk of the imposition of exchange or price controls, or other restrictions on the conversion of foreign currencies, which could have a material adverse effect on our business. As a result of the expanding size and scope of our international operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar has increased.

Since we conduct business in currencies other than the U.S. dollar but report our financial results in U.S. dollars, fluctuations in currency exchange rates could adversely affect our results of operations. For example, during the year ended December 31, 2022, we experienced a foreign currency exchange impact of approximately (2.3)% percent, or approximately $(11.6) million if held in constant currency, to our revenue. Fluctuations in the value of the U.S. dollar relative to other foreign currencies could materially affect our revenue, cost of revenue and operating expenses, and result in foreign currency transaction gains and losses. We may seek to enter into hedging transactions in the future or to use financial instruments, such as derivative financial instruments, to mitigate risk, but we may be unable to enter into them successfully, on acceptable terms or at all. Additionally, these programs rely on our ability to forecast accurately and could expose us to additional risks that could adversely affect our financial condition and results of operations. We cannot predict whether or not we will incur foreign exchange losses in the future. To the extent the international component of our revenues grows, our results of operations will become more sensitive to foreign exchange rate fluctuations.

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

In addition, we rely in part on third-party service providers with international operations. For example, we rely on a third-party service provider that utilizes approximately 100 engineers based in Ukraine for a portion of our engineering and software development initiatives. If this third party’s operations were disrupted or discontinued due to local instability or political, economic or military conditions or cyber-attacks, then our ability to provide services to some of our current customers and the development of new products or enhancement of existing products could be delayed, and our results of operations could be adversely affected.

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

As of December 31, 2022, we had federal net operating loss carryforwards (“NOLs”) of approximately $532.6 million which are available to offset future federal taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Under Section 382 of the Code, our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code, or as a result of a corresponding provision of state law. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. The use of NOLs from acquired businesses may also be limited under Section 382. Federal NOLs generated in taxable years ending on or before December 31, 2017, are eligible to be carried forward for up to 20 tax years (and carried back up to two tax years) following their incurrence. Federal NOLs generated in taxable years ending after December 31, 2017, are eligible to be carried forward indefinitely, but generally may only offset up to 80% of federal taxable income earned in a taxable year. As of December 31, 2022, approximately $58.2 million of our approximately $532.6 million of federal NOLs were generated in taxable years ending on or before December 31, 2017. If our ability to utilize federal NOLs were limited by Section 382 of the Code, it could result in NOLs generated on or before December 31, 2017, expiring unused. Our ability to utilize our NOLs is conditioned upon our maintaining profitability in the future and generating U.S. federal taxable income. As a result of a change in the treatment of research and development expenses during the period ending December 31, 2022, the Company is required to capitalize and amortize amounts previously deducted currently. This is resulting in U.S. taxable income that is allowing the Company to utilize its pre-2018 NOLs. The capitalized research and development costs will give rise to future deductions that could result in new NOLs being generated, which NOLs would be eligible to be carried forward indefinitely but would only be able to offset up to 80% of federal taxable income earned in a taxable year.

Political, economic, and military conditions in Israel could negatively impact our Israeli operations.

A substantial portion of our product development staff, help desk and online sales support operations are located in Israel. As of December 31, 2022, we had 171 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, Hamas (an Islamist militia and political group that controls the Gaza Strip), Hezbollah (an Islamist militia and political group based in Lebanon) and other armed groups. Furthermore, Iran has threatened to attack Israel and may be developing nuclear weapons.

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

In March 2019, we issued $230.0 million in aggregate principal amount of 0.75% Convertible Senior Notes due 2024 in a private placement. The interest rate on the 2024 Notes is fixed at 0.75% per annum and is payable semi-annually in arrears on March 1 and September 1 of each year. In December 2020, we issued $517.5 million in aggregate principal amount of 0% Convertible Senior Notes due 2026 in a private placement. The 2026 Notes do not bear any regular interest payments. These obligations will need to be refinanced on or prior to their maturity.

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

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt - Debt with Conversion and Other Options” and ASC Subtopic 815-40 “Hedging - Contracts in Entity’s Own Equity” that changes the accounting for the convertible debt instruments described above. Under the new standard, an entity may no longer separately account for the liability and equity components of convertible debt instruments. Additionally, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments the principal amount of which may be settled using shares. Rather, the “if-converted” method may be required. Application of the “if converted” method may reduce our reported diluted earnings per share. We adopted this standard on January 1, 2022, using the modified retrospective standard. As a result, the 2024 Notes and 2026 Notes are accounted for as a single liability and we use the “if-converted” method of calculating diluted earnings per share. See Note 8 – Convertible Senior Notes, Net and Capped Call Transactions and Note 1 – Description of Business and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information. We cannot be sure whether other changes may be made to the accounting standards related to the 2024 Notes and 2026 Notes, or otherwise, that could have an adverse impact on our financial statements.

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

As of February 20, 2023, our executive officers, directors and holders of 5% or more of our outstanding common stock and their affiliates in the aggregate beneficially owned approximately 46.4% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. Our executive officers, directors and principal stockholders could also delay or prevent a change in control. The interests of this group of stockholders may not always coincide with LivePerson’s interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of our other stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

LivePerson’s corporate headquarters are located in New York City, NY and we maintain a globally distributed, remote workforce. In 2020, the Company vacated its physical offices around the world, and transitioned to an “employee-centric” workforce model, leveraging its expertise in AI and asynchronous communication to support operations, culture and productivity in this new environment. This decision resulted in the significant reduction of the real estate space we lease and the removal of the associated right-of-use assets. In 2021, the Company reoccupied some of its leased space to provide its employees with the option of working in an office space environment.

As of December 31, 2022, we have data centers in the United States, Europe, and Australia pursuant to various lease agreements. We believe that our current facilities properties are in good condition and are adequate to meet our current needs. If required, we believe that we will be able to obtain suitable additional space on commercially reasonable terms.

Item 3. Legal Proceedings

[24]7 Litigation

The Company filed an intellectual property suit (the “Company IP Suit”) against [24]7 Customer, Inc. (“[24]7”) on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company’s technology and misused the Company’s business information. On June 22, 2015 and December 7, 2015, [24]7 filed separate countersuits (together, the “Countersuits”) against the Company in the Northern District of California (the “Court”) alleging patent infringement. Trial with respect to the Company IP Suit occurred on May 24, 2021 and the jury awarded approximately $30.3 million in favor of the Company. The Company and [24]7 subsequently reached agreement on the terms of a permanent injunction, and that additional costs were owed to the Company in the amount of $0.4 million. On July 28, 2022, the Court granted the Company’s motion for interest, awarding an additional approximately $4.3 million. 24[7] appealed the judgment in favor of the Company with respect to the Company IP Suit in August 2022. In addition, further litigation between the parties to adjudicate the Countersuits had been set for late 2023, and another trial with respect to the Company’s remaining trade secret claims against [24]7 was set for early 2024.

On February 20, 2023, the Company and [24]7 entered into a binding Memorandum of Understanding (“MOU”) detailing the terms for settlement and resolution of all litigation matters between the parties. The terms of the resolution are confidential, and provide for an up front settlement as well as entry into a commercial agreement between the parties. All litigation matters between the parties are stayed pending final documentation of the resolution as set forth in the binding MOU, following dismissal of all litigation matters between the parties with prejudice is expected.

COVID-Related Matters

As has been widely reported, there is heightened scrutiny by the federal government across many programs related to COVID-19 that were introduced during the COVID-19 pandemic. The Company and its wholly-owned subsidiary WildHealth were each previously engaged in the delivery of products and services related to COVID-19 testing, and have been subsequently subject to governmental inquiries with respect to those COVID-19 related products and services, including inquires by Medicare, the Department of Justice and the U.S. Food and Drug Administration (“governmental agencies”).

In November 2022, a professional corporation managed by WildHealth received notice that Medicare reimbursements for its services rendered under a Medicare demonstration program related to COVID-19 testing (the “Program”) were suspended pending further review. Subsequently, WildHealth has received and is responding to inquiries from additional governmental agencies with respect to its participation in the Program.

The Company previously provided other products and services related to COVID-19 testing and accompanying software. Those COVID-19 related products and services have also been the subject of inquiry and pending review by governmental agencies.

The Company and WildHealth have discontinued all products and services related to COVID-19, and have responded to and intend to continue to cooperate with governmental inquiries related to their previous engagement in COVID-19 related product and service offerings.

General

From time to time, the Company is involved in or subject to legal, administrative, and regulatory proceedings, claims, demands, and investigations arising in the ordinary course of business, including direct claims brought by or against the Company with respect to intellectual property, contracts, employment and other matters, as well as claims brought against the Company’s customers for whom the Company has a contractual indemnification obligation. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosure related to such matter as appropriate and in compliance with ASC 450. The accruals or estimates, if any, resulting from the foregoing analysis, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. From time to time, third parties assert claims against the Company regarding intellectual property rights, privacy issues, and other matters arising in the ordinary course of business.

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

Holders. As of March 10, 2023, there were approximately 195 holders of record of our common stock.

Dividends. We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities. A summary of the Company’s repurchase activity for the three months ended December 31, 2022 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Oct 1, 2022 - Oct 31, 2022	—	$—	—	$—
Nov 1, 2022 - Nov 30, 2022	19,830	11.17	—	—
Dec 1, 2022 - Dec 31, 2022	—	—	—	—
Total	19,830		—

(1)In November 2022, the Company repurchased 19,830 vested shares from its CFO.

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

$600
$500
$400
$300
$200
$100
$0
12/17
12/18
12/19
12/20
12/21
12/22
LivePerson, Inc.
S&P SmallCap 600
S&P Information Technology

___________________________

(1)The graph covers the period from December 31, 2017 to December 31, 2022.
(2)The graph assumes that $100 was invested at the market close on December 31, 2017 in LivePerson’s Common Stock, in the Standard & Poor’s SmallCap 600 Index and in the Standard & Poor’s Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared on LivePerson’s Common Stock.
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

Overview

Consumers have made mobile devices the center of their digital lives, and they have made digital conversational experiences the center of communication with friends, family and peers. LivePerson is a global leader in AI-powered customer conversations. Since 1998, LivePerson has enabled billions of meaningful connections between consumers and our customers. These speech or text conversations harness human agents, bots and AI to power convenient, personalized and content-rich journeys across the entire consumer lifecycle, and across consumer platforms. AI has accelerated our capability to leverage those prior conversations to enhance the consumer experience and to improve results for our customers.

The Conversational Cloud, our enterprise-class cloud-based platform, enables businesses to have conversations with millions of consumers as personally as they would with a single consumer. The Conversational Cloud powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, SMS, social media, and third-party consumer messaging platforms. Brands can also use the Conversational Cloud to message consumers when they dial a 1-800 number instead of forcing them to navigate IVRs and wait on hold. Similarly, the Conversational Cloud can ingest traditional emails and convert them into messaging conversations, or embed messaging conversations directly into web advertisements, rather than redirect consumers to static website landing pages. Agents can manage all conversations with consumers through a single console interface, regardless of where the conversations originated.

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

LivePerson’s Conversational AI platform enables what we call “the tango” of humans, AI and bots, whereby human agents act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Agents become ultra-efficient, leveraging the AI engine to serve up relevant content, define next-best actions and take over repetitive transactional work, so that the agent can focus on relationship building. By seamlessly integrating messaging with our proprietary Conversational AI, as well as third-party bots, the Conversational Cloud offers brands a comprehensive approach to scaling automations across their millions of customer conversations.

Complementing our proprietary messaging and Conversational AI offerings are teams of technical, solutions and consulting professionals that have developed deep domain expertise in the implementation and optimization of conversational services across industries and messaging endpoints. LivePerson’s products, coupled with our domain knowledge, industry expertise and professional services, have been proven to maximize the impact of Conversational AI and deliver measurable return on investment for our customers. Certain of our customers have achieved the following advantages from our offerings:
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

•a valued connection with consumers via mobile devices, either through native applications, websites, text messages, or third-party messaging platforms; and
•leveraged spending that drives visitor traffic by increasing visitor conversions.

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

Hundreds of the world’s biggest brands, including HSBC, Virgin Media, and Burberry use our conversational solutions to orchestrate humans and AI, at scale, and create a convenient personalized relationship with their customers.

LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. The Company completed an initial public offering in April 2000 and is currently traded on the Nasdaq and the TASE. LivePerson is headquartered in New York City.

The key elements of LivePerson’s business solutions strategy include:

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

In 2021, we acquired Tenfold, which allows our brands to bring the LivePerson Conversational Cloud into other applications, starting with Salesforce and expanding into other leading CRM and Helpdesk platforms. The ability to power conversational experiences beyond our own workspace opens up further messaging volumes and workflows for LivePerson to participate in. We made good progress on these integrations in 2022.

LivePerson makes the management of all these disparate channels seamless to the brand. AI-based intelligent routing, queuing and prioritization software orchestrates these conversations at scale, regardless of which messaging endpoint they originated from, so that human and bot agents can engage with all customers through just one console.

Our Conversational AI leadership and the increase in adoption have influenced LivePerson’s enterprise and mid-market revenue retention rate, (the trailing-twelve-month change in total revenue from existing customers after upsells, downsells and attrition) which was within our target range of 105% to 115% for 2022. The benefit can also be seen in LivePerson’s ARPU for our enterprise and mid-market customers, which increased approximately 11% in 2022 to $680,000 from approximately $610,000 in 2021. We expect to provide the revenue retention rate on the basis of recurring revenue (rather than total revenue) going forward as we believe this metric will be more useful to analyze revenue growth.

Attract the industry’s best AI, machine learning and conversational talent. We believe that AI and machine learning are critical to successfully scaling and exploiting our data advantage. LivePerson also expanded its development talent base in

Germany, and added key development talent through the acquisitions of BotCentral in Mountain View, California; Tenfold in Austin, Texas; e-bot7 in Munich, Germany; VoiceBase in San Francisco, California; and WildHealth in Lexington, Kentucky.

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

Leverage our open architecture to integrate with other systems and support partners and developers. In addition to developing our own applications, we continue to cultivate a partner eco-system capable of offering additional applications and services to our customers. We integrate into third-party messaging endpoints including SMS, Facebook Messenger, Apple Business Chat, Google Rich Business Messenger, Line, WhatsApp, Alexa, Google Home, WeChat, Google Ad Lingo, Google Search, Google Maps, Instagram and Twitter, multiple IVR vendors, and dozens of branded apps.

We have opened up access to our platform and our products with APIs and software development kits that allow customers and third parties to develop on top of our platform. Customers and partners can utilize these APIs to build our capabilities into their own applications and to enhance our applications with their services. In 2019, we launched LivePerson Functions, a serverless FaaS integration which enables brands to develop custom behaviors within LivePerson’s conversational platform to easily and rapidly tailor conversation flows to their specific needs. In 2022, we launched our partnership with Celonis to embed VoiceBase analytics and Celonis conversation mining into an application capable of analyzing omni-channel conversational data to enable operational improvements and automate the customer journey.

Expand sales partnerships to broaden our presence and accelerate sales cycles. We are focused on broadening our market reach and accelerating sales cycles by partnering with systems integrators, technology providers, business process outsourcers, value added resellers and other sales partners. We formalized a relationship with IBM Global Business Services in 2017 and Accenture in 2018. In 2019, we announced strategic partnerships with TTEC, a leading BPO (Business Process Outsourcing) company focused on customer experience, and DMI, a digital transformation company, to redefine the customer experience with digital engagement, messaging, and AI-driven automation. In 2020, a digital services and consulting company joined LivePerson’s network with a first-of-its-kind 360-degree partnership focusing not only on capturing the global rising demand for conversational commerce and building a personalized experience for customers, but also driving the transformation for internal corporate messaging and the employee experience through Conversational AI. In 2021, we announced strategic integration partnerships with Google Cloud, Adobe and Medallia to help brands make contact center agents more efficient and effective, and empower and enrich the management of customer and employee experience through the power of AI. Our network also expanded with the Tech Mahindra partnership to help brands deliver personalized conversational experiences to consumers at scale. In 2022, we partnered with Afiniti and Celonis to help brands improve customer engagement and analytics, deepened our partnership with Cisco to strengthen our CRM capabilities, and began a strategic co-selling partnership with CBA to drive sales in the Asia-Pacific region.

Evaluate strategic alliances and acquisitions when appropriate. In July 2021, we acquired German conversational AI company e-bot7, which propels our self-service capabilities and continued growth across Europe. In October 2021, we acquired VoiceBase, a leader in real-time speech recognition and conversational analytics; and Tenfold, an advanced customer engagement platform for integrating communication systems with leading CRM and support services. In February 2022, we acquired WildHealth, which leverages advanced machine learning to combine DNA analysis, biometrics, microbiome testing and phenotypic data to provide people with a blueprint for truly optimized health and a maximized health span. Once fully integrated, we expect these acquisitions to allow LivePerson to deliver our AI and automation capabilities, insights, and integration as a single integrated product offering across channels including voice and messaging.

Key Metrics

Financial overview of the three and twelve months ended December 31, 2022 compared to the comparable periods in 2021 is as follows:
•Revenue decreased 1% and increased 10% to $122.5 million and $514.8 million in the three and twelve months ended December 31, 2022, respectively, from $123.8 million and $469.6 million in the comparable periods in 2021.

•Revenue from our Business segment decreased 1% and increased 11% to $113.0 million and $477.7 million in the three and twelve months ended December 31, 2022, respectively, from $114.1 million and $431.9 million in the comparable periods in 2021.
•Gross profit margin decreased to 62% in the three months ended December 31, 2022 from 64% in the comparable period in 2021. Gross profit margin decreased to 64% in the twelve months ended December 31, 2022 from 67% in the comparable period in 2021.
•Cost and expenses decreased 5% and increased 31% to $161.4 million and $736.7 million in the three and twelve months ended December 31, 2022, respectively, from $169.1 million and $562.9 million in the comparable periods in 2021.
•Net loss decreased to $41.7 million and increased to $225.7 million in the three and twelve months ended December 31, 2022, respectively, from net loss of $49.9 million and $125.0 million for the three and twelve months ended December 31, 2021, respectively.
•Trailing-twelve-month average revenue per enterprise and mid-market customer was approximately $680,000 in 2022, as compared to approximately $610,000 in 2021.
•Revenue retention rate for enterprise and mid-market customers on Conversational Cloud was within our target range of 105% to 115% in 2022 and 2021.

Adjusted EBITDA (Loss) and Adjusted Operating (Loss) Income

To provide investors with additional information regarding our financial results, we have disclosed adjusted EBITDA (loss) and adjusted operating (loss) income, which are non-GAAP financial measures. The tables below present a reconciliation of adjusted EBITDA (loss) and adjusted operating (loss) income to net loss, the most directly comparable GAAP financial measures.

We have included adjusted EBITDA (loss) and adjusted operating (loss) income in this Annual Report on Form 10-K because these are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA (loss) and adjusted operating (loss) income can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA (loss) is a key financial measure used by the compensation committee of our board of directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that adjusted EBITDA (loss) and adjusted operating (loss) income provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Our use of adjusted EBITDA (loss) has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA (loss) does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•adjusted EBITDA (loss) does not reflect changes in, or cash requirements for, our working capital needs;
•adjusted EBITDA (loss) does not consider the impact of acquisition related costs;
•adjusted EBITDA (loss) does not consider the impact of stock-based compensation expense;
•adjusted EBITDA (loss) does not consider the impact of restructuring costs;
•adjusted EBITDA (loss) does not consider the impact of certain other costs;
•adjusted EBITDA (loss) does not reflect tax payments that may represent a reduction in cash available to us; and
•other companies, including companies in our industry, may calculate adjusted EBITDA (loss) differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA (loss) alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA (loss) for each of the periods indicated:

	Year Ended December 31,
	2022	2021	2020	2019	2018
	(In thousands)
Reconciliation of Adjusted EBITDA:
GAAP net loss	$(225,747)	$(124,974)	$(107,594)	$(96,071)	$(25,032)
Amortization of purchased intangibles and finance leases	22,112	9,327	3,552	2,932	2,813
Stock-based compensation expense	109,638	69,656	65,946	44,105	14,841
Contingent earn-out adjustments	(8,516)	132	263	—	—
Restructuring costs (1)	19,967	3,397	29,420	2,043	4,468
Depreciation	32,284	27,423	22,826	16,366	14,188
Other litigation, consulting and other employee costs (2)	17,212	6,665	5,375	7,974	5,928
Provision for (benefit from) income taxes	1,727	(2,404)	2,466	2,845	858
Acquisition costs	4,492	5,808	—	—	555
Interest expense (income), net	352	37,406	14,334	7,407	(22)
Other expense (income), net (3)	10,300	(3,294)	1,343	(1,213)	493
Adjusted EBITDA (loss)	$(16,179)	$29,142	$37,931	$(13,612)	$19,090
——————————————
(1)Includes severance costs and other compensation related costs of $19.5 million and lease restructuring costs of $0.4 million for the year ended December 31, 2022. Includes severance costs and other compensation related costs of $2.7 million and lease restructuring costs of $0.7 million for the year ended December 31, 2021. Includes lease restructuring costs of $24.3 million and severance and other compensation related costs of $5.1 million for the year ended December 31, 2020. Includes severance and associated costs of $2.0 million for the year ended December 31, 2019. Includes severance costs of $4.5 million for the year ended December 31, 2018.
(2)Includes litigation costs of $11.0 million, employee benefit costs of $1.6 million, consulting costs of $2.2 million, employee-related costs of $2.1 million and reserve for sales and use tax liability of $0.3 million for the year ended December 31, 2022. Includes litigation costs of $4.1 million, employee benefit costs of $0.5 million, consulting costs of $2.4 million, and a reversal of reserve for sales and use tax liability of $0.3 million for the year ended December 31, 2021. Includes other litigation costs of $5.4 million for the year ended December 31, 2020. Includes other litigation costs of $4.4 million relating to the Company’s intellectual property lawsuit against [24]7 Customer, Inc., consulting costs of $3.2 million, and fair value earn-out adjustment of $0.3 million for the year ended December 31, 2019. Includes litigation costs of $4.1 million, consulting costs of $1.3 million, executive recruitment costs of $0.3 million, and executive relocation costs of $0.2 million for the year ended December 31, 2018.
(3)Includes $0.2 million of other income related to the settlement of leases offset by $7.7 million of costs related to elimination entries for our Equity Method Investment in Claire Holdings, Inc. for the year ended December 31, 2022. Includes $3.5 million of other income related to the settlement of leases for the year ended December 31, 2021. The remaining amount of other expense (income) is attributable to currency rate fluctuations.

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
•adjusted operating (loss) income does not consider the impact of acquisition related costs;
•adjusted operating (loss) income does not consider the impact of restructuring costs;
•adjusted operating (loss) income does not consider the impact of other costs; and
•other companies, including companies in our industry, may calculate adjusted operating (loss) income differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted operating (loss) income alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted operating (loss) income for each of the periods indicated:

	Year Ended December 31,
	2022	2021	2020	2019	2018
	(In thousands)
Reconciliation of Adjusted Operating (Loss) Income
Loss before provision for (benefit from) income taxes	$(224,020)	$(127,378)	$(105,128)	$(93,226)	$(24,174)
Amortization of purchased intangibles and finance leases	22,112	9,327	3,552	2,932	2,813
Stock-based compensation expense	109,638	69,656	65,946	44,105	14,841
Restructuring costs (1)	19,967	3,397	29,420	2,043	4,468
Other litigation, consulting and other employee costs (2)	17,212	6,665	5,375	7,974	5,928
Contingent earn-out adjustments	(8,516)	132	263	—	—
Acquisition costs	4,492	5,808	—	—	555
Interest expense (income), net	352	37,406	14,334	7,407	(22)
Other expense (income), net (3)	10,300	(3,294)	1,343	(1,213)	493
Adjusted operating (loss) income	$(48,463)	$1,719	$15,105	$(29,978)	$4,902
——————————————
(1)Includes severance costs and other compensation related costs of $19.5 million and lease restructuring costs of $0.4 million for the year ended December 31, 2022. Includes severance costs and other compensation related costs of $2.7 million and lease restructuring costs of $0.7 million for the year ended December 31, 2021. Includes lease restructuring costs of $24.3 million and severance and other compensation related costs of $5.1 million for the year ended December 31, 2020. Includes severance and associated costs of $2.0 million for the year ended December 31, 2019. Includes severance costs of $4.5 million for the year ended December 31, 2018.
(2)Includes litigation costs of $11.0 million, employee benefit costs of $1.6 million, consulting costs of $2.2 million, employee-related costs of $2.1 million, and reserve for sales and use tax liability of $0.3 million for the year ended December 31, 2022. Includes litigation costs of $4.1 million, employee benefit costs of $0.5 million, consulting costs of $2.4 million, and a reversal of reserve for sales and use tax liability of $0.3 million for the year ended December 31, 2021. Includes other litigation costs of $5.4 million for the year ended December 31, 2020. Includes other litigation costs of $4.4 million relating to the Company’s intellectual property lawsuit against [24]7 Customer, Inc., consulting costs of $3.2 million, and fair value earn-out adjustment of $0.3 million for the year ended December 31, 2019. Includes litigation costs of $4.1 million, consulting costs of $1.3 million, executive recruitment costs of $0.3 million, and executive relocation costs of $0.2 million for the year ended December 31, 2018.
(3)Includes $0.2 million of other income related to the settlement of leases offset by $7.7 million of costs related to elimination entries for our Equity Method Investment for the year ended December 31, 2022. Includes $3.5 million of other income related to the settlement of leases for the year ended December 31, 2021. The remaining amount of other expense (income) is attributable to currency rate fluctuations.

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

We believe that the assumptions and estimates associated with revenue recognition, depreciation, stock-based compensation expense, accounts receivable, the valuation of goodwill and intangible assets, income taxes and legal contingencies have the greatest potential impact on our consolidated financial statements. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material. For further information on our significant accounting policies, see Note 1 – Description of Business and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

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

Total revenue of $514.8 million, $469.6 million, and $366.6 million was recognized during the years ended December 31, 2022, 2021, and 2020, respectively.

We defer all incremental commission costs to obtain the contract (contract acquisition costs). The contract acquisition costs consist of prepaid sales commissions and have balances as of December 31, 2022 and 2021 of $43.8 million and $40.7 million, respectively. We amortize these costs over the related period of benefit using the expected life of the customer contract, which we determine to be three to five years, consistent with the transfer to the customer of the services to which the asset relates. We classify contract acquisition costs as long-term unless they have an original amortization period of one year or less.

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

Revenue attributable to our monthly hosted Business services accounted for 73% of total revenue for the year ended December 31, 2022, and 78% of total revenue for the years ended December 31, 2021 and 2020.

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

Revenue attributable to Professional Services accounted for 20% of total revenue for the year ended December 31, 2022, and 14% of total revenue for the years ended December 31, 2021 and 2020.

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

Revenue from our Consumer segment accounted for approximately 7% of total revenue for the year ended December 31, 2022, and 8% for the years ended December 31, 2021 and 2020. The business comprising our consumer services offering has been classified as assets held for sale as of December 31, 2022. See Note 20 – Assets Held for Sale in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information.

Remaining Performance Obligation

As of December 31, 2022, the aggregate amount of the total transaction price allocated in contracts with original duration of one year or greater to the remaining performance obligations was $397.3 million. Approximately 88% of our remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered. We have elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of less than one year. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606, “Revenue from Contracts with Customers.”

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

Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance. The decrease of $14.2 million in the deferred revenue balance as of December 31, 2022 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, partially offset by approximately $98.3 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2021.

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

For the year ended December 31, 2022, we opted to settle cash awards related to bonus entirely in cash. We accrued approximately $10.4 million for cash awards related to bonus, and recorded a corresponding expense which is included as a component of our operating expenses in the accompanying consolidated financial statements. For the year ended December 31, 2021, we accrued approximately $18.4 million for cash awards related to bonuses to be settled in shares of our stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying consolidated financial statements.

As of December 31, 2022, there was approximately $18.3 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of approximately 2.5 years. As of December 31, 2022, there was approximately $109.1 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over the remaining weighted average period of approximately 2.7 years.

Accounts Receivable

We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk, if we experience a significant write-off from one of our large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue for 2022, 2021 or 2020. During 2022, we increased our allowance for doubtful accounts from approximately $6.3 million to approximately $9.2 million. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. Accounts receivable is presented net of an allowance for doubtful accounts and sales reserve of $9.2 million and $5.4 million as of December 31, 2022, respectively, and $6.3 million and $4.1 million as of December 31, 2021, respectively.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. During 2022, we added $15.5 million to goodwill with the acquisition of WildHealth. The Company evaluates goodwill for impairment on an annual basis in the third quarter, and more frequently whenever events or substantive changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value in accordance with ASC 820, “Fair Value Measurement.” In performing the goodwill impairment test, the Company first assesses qualitative factors to determine the existence of impairment. If the qualitative factors indicate that the carrying value of a reporting unit more likely than not exceeds its fair value, the Company proceeds to a quantitative test to measure the existence and amount, if any, of goodwill impairment. The Company may also choose to bypass the qualitative assessment and proceed directly to the quantitative test.

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

The Company recorded a valuation allowance against its U.S. and Germany deferred tax assets as it considered its cumulative loss in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated on a jurisdiction by jurisdiction basis, we believe that the deferred tax assets related to LivePerson Australia Holdings Pty. Ltd., LivePerson (UK) Limited, Kasamba Inc., LivePerson Japan and LivePerson Ltd. (Israel) are more likely than not to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and one-time items. During the year ended December 31, 2022, there was an increase in the valuation recorded of $80.5 million.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded corporations. We currently do not expect the tax-related provisions of the IRA to have a material impact on our financial results.

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

Results of Operations

We are organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment enables brands to leverage the Conversational Cloud’s sophisticated intelligence engine to connect with consumers through an integrated suite of mobile and online business messaging technologies. The Consumer segment facilitates online transactions between Experts and Users seeking information and knowledge for a fee via mobile and online messaging. The business comprising our consumer services offering has been classified as assets held for sale as of December 31, 2022. See Note 20 – Assets Held for Sale in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information.

Revenue

The following tables set forth our results of operations for the years presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,			Year Ended December 31,
	2022	2021	% Change	2021	2020	% Change
	(Dollars in thousands)
Revenue by Segment:
Business	$477,658	$431,929	11%	$431,929	$336,856	28%
Consumer	37,142	37,695	(1)%	37,695	29,764	27%
Total	$514,800	$469,624	10%	$469,624	$366,620	28%

Business revenue increased by 11% to $477.7 million for the year ended December 31, 2022, from $431.9 million for the year ended December 31, 2021. This increase in Business revenue is driven primarily by increases in hosted services of approximately $11.1 million and an increase in Professional Services of approximately $34.6 million. The build out of the Claire Holdings, Inc. (“Claire”) joint venture platform was the primary driver for the increase in Professional Services revenue. Increase in hosted services is primarily related to the acquisitions of e-bot7, Tenfold and VoiceBase, partially offset by a decrease in revenue that is variable based on interactions and usage of approximately $21.7 million.

Business revenue increased by 28% to $431.9 million for the year ended December 31, 2021, from $336.9 million for the year ended December 31, 2020. This increase in Business revenue is primarily attributable to an increase in hosted services of approximately $77.6 million and an increase in Professional Services of approximately $17.4 million. Included in hosted services is an increase in revenue that is variable based on interactions and usage of approximately $37.6 million.

The increase in Business revenue was driven by both existing and new customers as we continue to generate greater demand for our Conversational Commerce software and Gainshare solutions. We are powering Conversational AI, automation and messaging strategies across a growing number of use cases from care and sales, to marketing, social, conversational advertising, and brick and mortar. Our ARPU for our enterprise and mid-market customers was approximately $680,000 in 2022, as compared to approximately $610,000 in 2021. Similarly, we are seeing strong revenue retention rates. Revenue retention rate for enterprise and mid-market customers on Conversational Cloud was within our target range of 105% to 115% in 2022 and 2021.

Consumer revenue decreased by 1% to $37.1 million for the year ended December 31, 2022, from $37.7 million for the year ended December 31, 2021. This decline in consumer revenue correlates with our lower spend in sales and marketing, which resulted a direct impact on revenue. Consumer revenue increased by 27% to $37.7 million for the year ended December 31, 2021, from $29.8 million for the year ended December 31, 2020. This improvement was driven by an increasingly effective user value and higher demand by consumers to engage with experts and advisors through conversational messaging channels.

Cost of Revenue - Business

Cost of revenue - business consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2022	2021	% Change	2021	2020	% Change
	(Dollars in thousands)
Cost of revenue - business	$179,295	$149,983	20%	$149,983	$99,394	51%
Percentage of total revenue	35%	32%		32%	27%
Headcount (at period end)	285	280	2%	280	245	14%

Cost of revenue increased by 20% to $179.3 million for the year ended December 31, 2022, from $150.0 million for the year ended December 31, 2021. This increase in expense is primarily attributable to an increase in salary and related employee expenses of approximately $11.4 million, an increase in contingent compensation of approximately $3.3 million in conjunction with acquisitions, an increase in amortization expense of approximately $11.2 million primarily driven by the acquisitions of e-bot7, Tenfold and VoiceBase, and an increase business services and outsourced subcontracted labor of approximately $3.5 million.

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

	Year Ended December 31,			Year Ended December 31,
	2022	2021	% Change	2021	2020	% Change
	(Dollars in thousands)
Cost of revenue - consumer	$5,404	$6,897	(22)%	$6,897	$6,874	—%
Percentage of total revenue	1%	1%		1%	2%
Headcount (at period end)	15	15	—%	15	21	(29)%

Cost of revenue - consumer decreased by 22% to $5.4 million for the year ended December 31, 2022, from $6.9 million for the year ended December 31, 2021. This decrease is primarily attributable to a decrease in salary and related employee expenses of approximately $0.5 million, a decrease in business services and outsourced subcontracted labor of approximately $0.3 million, a decrease in software expenses of approximately $0.3 million, and a decrease of $0.4 million related to other expenses.

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

	Year Ended December 31,			Year Ended December 31,
	2022	2021	% Change	2021	2020	% Change
	(Dollars in thousands)
Sales and marketing - business	$187,932	$139,866	34%	$139,866	$128,752	9%
Percentage of total revenue	37%	30%		30%	35%
Headcount (at period end)	384	460	(17)%	460	309	49%

Sales and marketing - business expenses increased by 34% to $187.9 million for the year ended December 31, 2022, from $139.9 million for the year ended December 31, 2021. This is primarily related to an increase in salary and employee related expenses of approximately $38.4 million, an increase in marketing events, advertising, and public relations of approximately $3.3 million an increase in contingent compensation of approximately $1.8 million in conjunction with acquisitions, an increase of restructuring costs of approximately $1.6 million and an increase in software expense of approximately $1.4 million, with the remaining net increase related to several other sales and marketing business expenses.

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

	Year Ended December 31,			Year Ended December 31,
	2022	2021	% Change	2021	2020	% Change
	(Dollars in thousands)
Sales and marketing - consumer	$26,095	$25,555	2%	$25,555	$21,021	22%
Percentage of total revenue	5%	5%		5%	6%
Headcount (at period end)	15	17	(12)%	17	19	(11)%

Sales and marketing - consumer expenses increased by 2% to $26.1 million for the year ended December 31, 2022, from $25.6 million for the year ended December 31, 2021. This increase is primarily attributable to an increase in marketing expenses of approximately $1.1 million and an increase in software expenses of approximately $0.1 million partially offset by a decrease in outsourcing subcontracted labor of approximately $0.4 million and a decrease in salary and employee related expenses of approximately $0.3 million.

Sales and marketing - consumers expenses increased by 22% to $25.6 million for the year ended December 31, 2021, from $21.0 million for the year ended December 31, 2020. This increase is primarily attributable to an increase in marketing expense of approximately $4.2 million, an increase in outsourcing subcontracted labor of approximately $0.2 million, and an increase in salary and employee related expenses of approximately $0.2 million.

General and Administrative

Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Year Ended December 31,			Year Ended December 31,
	2022	2021	% Change	2021	2020	% Change
	(Dollars in thousands)
General and administrative	$120,625	$76,757	57%	$76,757	$60,557	27%
Percentage of total revenue	23%	16%		16%	17%
Headcount (at period end)	134	166	(19)%	166	140	19%

General and administrative expenses increased by 57% to $120.6 million for the year ended December 31, 2022, from $76.8 million for the year ended December 31, 2021. This is primarily related to an increase in contingent compensation of approximately $30.5 million in conjunction with acquisitions, an increase in salary and employee related expenses of approximately $3.2 million, an increase in restructuring and other one-time expenses of $6.1 million, an increase in outsourcing subcontracted labor of approximately $3.3 million and net $0.8 million increase of several other general and administrative expenses.

General and administrative expenses increased by 27% to $76.8 million for the year ended December 31, 2021, from $60.6 million for the year ended December 31, 2020. This is primarily related to an increase in business services and outsourced labor of approximately $7.1 million, an increase in acquisition related costs of approximately $5.8 million, an increase in one time charges of $3.9 million, an increase in salary and employee related expenses of approximately $0.2 million, and an increase in amortization of approximately $0.4 million. These increases were offset in part by a decrease in facilities of approximately $1.1 million and depreciation expense of approximately $0.1 million.

Product Development

Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Year Ended December 31,			Year Ended December 31,
	2022	2021	% Change	2021	2020	% Change
	(Dollars in thousands)
Product development	$193,688	$158,390	22%	$158,390	$108,414	46%
Percentage of total revenue	38%	34%		34%	30%
Headcount (at period end)	468	602	(22)%	602	467	29%

Product development costs increased by 22% to $193.7 million for the year ended December 31, 2022, from $158.4 million for the year ended December 31, 2021. This is primarily related to an increase in contingent compensation of approximately $13.7 million in conjunction with acquisitions, an increase in salaries and employee related expenses of approximately$5.4 million, an increase in business services and outsourcing subcontracted labor of approximately $5.4 million, an increase in backup server facilities of approximately $5.9 million related to costs supporting our backup servers and an increase in depreciation expense of approximately $5.0 million. We continued to make investments in public cloud migration, and in enhancing and expanding new features of the Conversational Cloud, including Voice.

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

We continue to invest in new product development efforts to expand the capability of the Conversational Cloud. In accordance with ASC 350-40, “Internal-Use Software”, as new projects are initiated that provide functionality to the Conversational Cloud platform, the associated development and employee costs will be capitalized. Upon completion, the project costs will be depreciated over five years. During the years ended December 31, 2022, 2021, and 2020, $39.2 million, $36.1 million, and $33.9 million was capitalized, respectively.

Restructuring Costs

Restructuring costs consist of reprioritizing and reallocating resources to focus on areas believed to show high growth potential.

	Year Ended December 31,			Year Ended December 31,
	2022	2021	% Change	2021	2020	% Change
	(Dollars in thousands)
Restructuring Costs	$19,967	$3,397	488%	$3,397	$29,420	(89)%
Percentage of total revenue	4%	1%		1%	8%

Restructuring costs increased by 488% to $20.0 million for the year ended December 31, 2022, from $3.4 million for the year ended December 31, 2021. This increase is attributable primarily as a result of an increase in restructuring costs related to severance and other compensation costs. During the second quarter of 2022, we began a restructuring initiative to realign our cost structure to better reflect significant product and business model innovation and changes over the past year due to acquisitions and factors outside our control. As part of the restructuring initiative, we reoriented our global product and engineering organization for greater efficiency and focus, and reallocated some spending to increase our investment in customer success and go-to-market initiatives. We believe these initiatives will better align resources to provide further operating flexibility and position the business for long-term success.

Restructuring costs decreased by 89% to $3.4 million for the year ended December 31, 2021, from $29.4 million for the year ended December 31, 2020. This decrease is attributable primarily as a result of a decrease in restructuring costs related to lease abandonment recorded in 2020.

In 2020, we went through a re-evaluation of our real estate needs. Following this re-evaluation, we significantly reduced the real estate space we lease, resulting in the removal of the associated right-of-use assets. Furthermore, this resulted in various one-time expenses in connection with the abandonment of the majority of our leased facilities. The lease restructuring costs noted below are a result of this transition to an employee-centric model.

Amortization of Purchased Intangibles

	Year Ended December 31,			Year Ended December 31,
	2022	2021	% Change	2021	2020	% Change
	(Dollars in thousands)
Amortization of purchased intangibles	$3,678	$2,045	80%	$2,045	$1,639	25%
Percentage of total revenue	1%	—%		—%	—%

Amortization expense for purchased intangibles increased by 80% to $3.7 million for the year ended December 31, 2022, from $2.0 million for the year ended December 31, 2021, and increased by 25% to $2.0 million for the year ended December 31, 2021, from $1.6 million for the year ended December 31, 2020. The year over year variance is primarily attributable to amortization of patents and customer relationships as well as the intangible assets acquired in the three acquisitions that occurred in 2021.

Amortization expense, inclusive of purchased intangibles and finance leases, in the amount of $18.4 million, $7.3 million, and $1.9 million for the years ended December 31, 2022, 2021, and 2020, respectively, is included in cost of revenue. The increase from 2021 to 2022 was due to one acquisition that occurred in 2022. The increase from 2020 to 2021 was due to three acquisitions that occurred in 2021. See Note 9 – Acquisitions in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for a full description of the acquisitions.

Other Expense, net

Other expense, net consists of interest income on cash and cash equivalents, investment income, and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, British Pound, Euro, Australian dollar, and Japanese Yen.

	Year Ended December 31,			Year Ended December 31,
	2022	2021	% Change	2021	2020	% Change
	(Dollars in thousands)
Interest expense, net	$(352)	$(37,406)	(99)%	$(37,406)	$(14,334)	161%
Other (expense) income, net	(1,784)	3,294	(154)%	3,294	(1,343)	345%
Other expense, net	$(2,136)	$(34,112)	(94)%	$(34,112)	$(15,677)	118%

Other expense, net decreased by $32.0 million to an expense of $2.1 million for the year ended December 31, 2022, from an expense of $34.1 million for the year ended December 31, 2021. This decrease was primarily attributable to a decrease in interest expense due to the adoption of ASU 2020-06 and the elimination of the debt discount that was previously being amortized to interest expense over the contractual term of 2024 Notes and the 2026 Notes, a gain related to the fair value adjustment for earn-outs recorded in the three months ended September 30, 2022, partially offset by the loss in equity earnings related to the launch of Claire, a joint venture, during the year ended December 31, 2022.

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

Provision For (Benefit From) Income Taxes

	Year Ended December 31,			Year Ended December 31,
	2022	2021	% Change	2021	2020	% Change
	(Dollars in thousands)
Provision for (benefit from) income taxes	$1,727	$(2,404)	(172)%	$(2,404)	$2,466	(198)%

We had a tax provision for income taxes of $1.7 million for the year ended December 31, 2022 and a tax benefit for income taxes of $2.4 million for the year ended December 31, 2021. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate. During 2022, we recorded a benefit of $1.6 million for a release of valuation allowance on certain LivePerson, Inc. net operating losses in connection with the acquisition of WildHealth. The increase in tax expense is primarily due to a change in the amount of valuation allowance recognized related to acquisitions. The total tax expense associated with non-US jurisdictions is relatively consistent between periods.

We had a tax benefit from income taxes of $2.4 million for the year ended December 31, 2021 and a provision for income taxes of $2.5 million for the year ended December 31, 2020. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate. During 2021, we recorded a benefit of $3.2 million for a release of valuation allowance on certain LivePerson, Inc. net operating losses in connection with the acquisitions of Tenfold and VoiceBase. The decrease in tax expense is primarily due to these factors.

Liquidity and Capital Resources

The following describes the Company’s cash flows for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Consolidated Statements of Cash Flows Data:
Cash flows (used in) provided by operating activities	$(62,101)	$3,247	$33,605
Cash flows used in investing activities	(56,860)	(140,249)	(43,476)
Cash flows provided by financing activities	1,618	11,843	483,843

As of December 31, 2022, we had approximately $391.8 million in cash and cash equivalents, a decrease of approximately $130.1 million from December 31, 2021. The decrease is primarily attributable to our continued investments in the Company’s joint ventures, capital expenditures, and overall restructuring costs to support long-term growth in our Conversational Cloud offerings.

Cash Flows from Operating Activities

Net cash used in operating activities was $62.1 million in the year ended December 31, 2022. Our net loss was $225.7 million, which includes the effect of non-cash expenses related to stock-based compensation expense, change in fair value of contingent consideration, depreciation, amortization of purchased intangibles, finance leases, and convertible debt issuance costs, gain on settlement of lease, and the provision for doubtful accounts, as well as increases in accounts receivable, prepaid expenses and other current assets, accrued expenses and other current liabilities, contract acquisition costs, other assets, and decreases in deferred revenue and operating lease liabilities. This was partially offset by an increase in accounts payable and other liabilities. Net cash provided by operating activities was $3.2 million in the year ended December 31, 2021. Our net loss was $125.0 million for the year ended December 31, 2021, which includes the effect of non-cash expenses related to stock-based compensation expense, amortization of purchased intangibles and finance leases, depreciation, and provision for doubtful accounts, and gain on settlement of lease, as well as increases accrued expenses and deferred revenue. This was partially offset by increases in accounts receivable, prepaid expenses and decrease in operating lease liability.

Cash Flows from Investing Activities

Net cash used in investing activities was $56.9 million in the year ended December 31, 2022 which was driven primarily by purchases of property and equipment, including capitalized software, payments for the WildHealth acquisition, net of cash acquired, acquisition costs related to goodwill for the purchase of WildHealth, and cash infusion into the Claire joint venture. Net cash used in investing activities was $140.2 million in the year ended December 31, 2021 due primarily to the acquisition costs related to goodwill for the purchase of e-bot7, VoiceBase, and Tenfold, the purchase of fixed assets for our co-location facilities, capitalization of internally developed software, and the repayment of the indebtedness acquired with e-bot7, VoiceBase and Tenfold.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.6 million in the year ended December 31, 2022 driven primarily by proceeds from issuance of common stock in connection with the exercise of stock options by employees, partially offset by principal payments for financing leases and the repurchase of common stock. Net cash provided by financing activities was $11.8 million in the year ended December 31, 2021 due primarily to the proceeds from issuance of common stock in connection with the exercise of stock options by employees, partially offset by principal payments for financing leases.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service and sales and marketing departments, and for the amortization of purchased intangible assets, as well as acquisition costs and non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of December 31, 2022, we had an accumulated deficit of approximately $692.4 million.

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

Capital Expenditures

Total capital expenditures in 2022 were approximately $48.5 million, primarily related to software capitalization and to the continued expansion of our co-location facilities. Our total capital expenditures are not currently expected to exceed $40.3 million in 2023. We anticipate that our current cash and cash equivalents and cash from operations will be sufficient to fund these capital expenditures.

Indemnifications

We enter into service and license agreements in the ordinary course of business. Pursuant to some of these agreements, we agree to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using our products.

We also have agreements whereby our executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Currently, we have no liabilities recorded for these agreements as of December 31, 2022.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

Our Israeli operations have currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the NIS. For the year ended December 31, 2022, the U.S. dollar appreciated as compared to the NIS by an average of 4.6% as compared to December 31, 2021. For the year ended December 31, 2022, expenses generated by our Israeli operations totaled approximately $59.9 million. Based on our exposure to NIS exchange rate fluctuation against a dollar as of December 31, 2022, a 1% increase or decrease in the value of the NIS would increase or decrease our income before income taxes by approximately $0.6 million.

We actively monitor the movement of the U.S. dollar against the NIS, British Pound, Euro, Australian dollar, and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter into these types of arrangements. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. and Kasamba Inc., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the British Pound; the functional currency of our operations in the Netherlands, Germany, France and Italy is the Euro; the functional currency of our operations in Australia is the Australian dollar; and the functional currency of our operations in Japan is the Japanese Yen.

Collection Risks

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During 2022, we increased our allowance for doubtful accounts from approximately $6.3 million to approximately $9.2 million. During 2021, we increased our allowance for doubtful accounts from approximately $5.3 million to approximately $6.3 million. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against the applicable recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

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

Item 8. Financial Statements and Supplementary Data

LIVEPERSON, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
LivePerson, Inc.
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LivePerson, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2023 expressed an adverse opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combinations – Accounting for Earnouts

As described in Note 9 to the Company’s consolidated financial statements, in February 2022, the Company completed the acquisition of WildHealth, Inc. (“WildHealth”) for $22.3 million paid at closing, plus additional earnout payments to equity holders of WildHealth of up to $120 million payable upon the achievement of certain financial milestones. The Company has accounted for the earnouts as a compensation arrangement.

We identified the accounting for the earnouts as part of purchase price or compensation as a critical audit matter. The principal considerations for our determination included the subjectivity and significant management judgment required to determine if the earn-outs represented contingent consideration or compensation given the terms of the agreements. Auditing management’s assessment of the substance of the earnout arrangement and evaluating the appropriateness of the classification of such payments involved a high degree of auditor judgment.

The primary procedures we performed to address this critical audit matter included:

•Testing the operating effectiveness of the controls over business combinations, including controls over identification, recognition and disclosure of contingent payments.

•Reading and analyzing the executed purchase agreement and specific agreements with certain equity holders of WildHealth to understand the provisions of the earnouts, including evaluating the substance and classification of such contingent payments.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2005.
New York, New York
March 16, 2023

LIVEPERSON, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$391,781	$521,846
Accounts receivable, net of allowances of $9,239 and $6,338 as of December 31, 2022 and 2021, respectively	86,537	93,804
Prepaid expenses and other current assets	24,164	20,626
Assets held for sale (Note 20)	30,984	—
Total current assets	533,466	636,276
Operating lease right-of-use assets (Note 10)	1,604	1,977
Property and equipment, net (Note 6)	126,499	124,726
Contract acquisition costs	43,804	40,675
Intangible assets, net (Note 5)	78,103	85,554
Goodwill (Note 5)	296,214	291,215
Deferred tax assets	4,423	5,034
Investment in joint venture (Note 17)	2,264	—
Other assets	2,563	1,199
Total assets	$1,088,940	$1,186,656
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,303	$16,942
Accrued expenses and other current liabilities (Note 7)	131,440	104,297
Deferred revenue (Note 2)	84,494	98,808
Operating lease liabilities (Note 10)	2,160	3,380
Liabilities associated with assets held for sale (Note 20)	10,357	—
Total current liabilities	253,754	223,427
Deferred revenue, net of current portion (Note 2)	174	54
Convertible senior notes, net (Note 8)	737,423	574,238
Operating lease liabilities, net of current portion (Note 10)	682	2,733
Deferred tax liabilities	2,550	2,049
Other liabilities	26,269	34,718
Total liabilities	1,020,852	837,219
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value - 200,000,000 shares authorized; 78,350,984 and 74,980,546 shares issued, and 75,584,911 and 72,234,303 shares outstanding as of December 31, 2022 and 2021, respectively	78	75
Treasury stock, at cost; 2,766,073 and 2,746,243 shares as of December 31, 2022 and 2021, respectively	(3)	(3)
Additional paid-in capital	771,052	871,788
Accumulated deficit	(692,362)	(516,859)
Accumulated other comprehensive loss	(10,677)	(5,564)
Total stockholders’ equity	68,088	349,437
Total liabilities and stockholders’ equity	$1,088,940	$1,186,656
See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020

	(In thousands, except share and per share amounts)
Revenue	$514,800	$469,624	$366,620
Costs and expenses: (1) (2)
Cost of revenue (3)	184,699	156,880	106,268
Sales and marketing	214,027	165,421	149,773
General and administrative	120,625	76,757	60,557
Product development	193,688	158,390	108,414
Restructuring costs	19,967	3,397	29,420
Amortization of purchased intangible assets	3,678	2,045	1,639
Total costs and expenses	736,684	562,890	456,071
Loss from operations	(221,884)	(93,266)	(89,451)
Other expense, net:
Interest expense, net	(352)	(37,406)	(14,334)
Other (expense) income, net	(1,784)	3,294	(1,343)
Total other expense, net	(2,136)	(34,112)	(15,677)
Loss before provision for (benefit from) income taxes	(224,020)	(127,378)	(105,128)
Provision for (benefit from) income taxes	1,727	(2,404)	2,466
Net loss	$(225,747)	$(124,974)	$(107,594)

Net loss per share of common stock:
Basic	$(3.03)	$(1.80)	$(1.63)
Diluted	$(3.03)	$(1.80)	$(1.63)

Weighted-average shares used to compute net loss per share:
Basic	74,509,404	69,606,105	65,888,450
Diluted	74,509,404	69,606,105	65,888,450

(1)Amounts include stock-based compensation expense, as follows:
Cost of revenue	$9,933	$6,497	$6,511
Sales and marketing	19,575	16,942	16,106
General and administrative	40,690	15,487	15,772
Product development	39,440	30,730	27,557

(2)Amounts include depreciation expense, as follows:
Cost of revenue	$9,763	$10,186	$10,082
Sales and marketing	2,451	2,448	2,268
General and administrative	452	160	239
Product development	19,618	14,629	10,237

(3)Amounts include amortization of purchased intangibles and finance leases, as follows:
Cost of revenue	$18,434	$7,282	$1,913
See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Net loss	$(225,747)	$(124,974)	$(107,594)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(5,113)	(5,644)	4,604
Comprehensive loss	$(230,860)	$(130,618)	$(102,990)

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount

	(In thousands, except share data)
Balance at December 31, 2019	66,543,073	$67	(2,709,830)	$(3)	$436,557	$(283,562)	$(4,524)	$148,535
Common stock issued upon exercise of stock options	1,683,315	1	—	—	21,353	—	—	21,354
Common stock issued upon vesting of restricted stock units	915,827	1	—	—	—	—	—	1
Common stock as earnout payment in connection with AdvantageTec, Inc.	11,508	—	—	—	293	—	—	293
Stock-based compensation	—	—	—	—	36,132	—	—	36,132
Bonus cash payment settled in shares of the Company’s common stock	991,905	1	—	—	24,656	—	—	24,657
ASU 2016-13 (Topic 326) adjustment	—	—	—	—	—	(729)	—	(729)
Common stock issued under Employee Stock Purchase Plan (ESPP)	118,637	—	—	—	4,002	—	—	4,002
Equity component of convertible senior notes	—	—	—	—	162,534	—	—	162,534
Equity component of convertible senior notes issuance costs	—	—	—	—	(3,797)	—	—	(3,797)
Purchase of capped call option	—	—	—	—	(46,058)	—	—	(46,058)
Net loss	—	—	—	—	—	(107,594)	—	(107,594)
Other comprehensive loss	—	—	—	—	—	—	4,604	4,604
Balance at December 31, 2020	70,264,265	$70	(2,709,830)	$(3)	$635,672	$(391,885)	$80	$243,934
Common stock issued upon exercise of stock options	864,227	1	—	—	11,700	—	—	11,701
Common stock issued upon vesting of restricted stock units	1,058,361	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	58,422	—	—	58,422
Bonus cash payment settled in shares of the Company’s common stock	538,000	1	—	—	33,502	—	—	33,503
Common stock repurchase	30,344	—	(36,413)	—	(709)	—	—	(709)
Issuance of common stock in connection with acquisitions	2,130,213	2	—	—	128,793	—	—	128,795
Common stock issued under ESPP	95,136	—	—	—	4,409	—	—	4,409
Net loss	—	—	—	—	—	(124,974)	—	(124,974)
Other comprehensive income	—	—	—	—	—	—	(5,644)	(5,644)
Balance at December 31, 2021	74,980,546	$75	(2,746,243)	$(3)	$871,788	$(516,859)	$(5,564)	$349,437
Cumulative adjustment due to adoption of ASU 2020-06	—	—	—	—	(209,651)	50,244	—	(159,407)
Common stock issued upon exercise of stock options	272,770	—	—	—	1,327	—	—	1,327
Common stock issued upon vesting of restricted stock units	1,204,430	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	68,630	—	—	68,630
Bonus cash payment settled in shares of the Company’s common stock	735,519	1	—	—	17,299	—	—	17,300
Common stock repurchase	—	—	(19,830)	—	(222)	—	—	(222)
Issuance of common stock in connection with acquisitions	837,965	1	—	—	17,636	—	—	17,637
Common stock issued under ESPP	319,754	—	—	—	4,246	—	—	4,246
Net loss	—	—	—	—	—	(225,747)	—	(225,747)
Other comprehensive loss	—	—	—	—	—	—	(5,113)	(5,113)
Balance at December 31, 2022	78,350,984	$78	(2,766,073)	$(3)	$771,052	$(692,362)	$(10,677)	$68,088
See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(225,747)	$(124,974)	$(107,594)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	109,638	69,656	65,946
Depreciation	32,284	27,423	22,826
Loss on disposal	—	—	5,147
Amortization of purchased intangible assets and finance leases	22,112	9,327	3,552
Amortization of debt issuance costs	3,778	2,499	1,340
Accretion of debt discount on convertible senior notes	—	33,309	11,564
Change in fair value of contingent consideration	(8,516)	—	(263)
Allowance for credit losses	5,644	4,879	3,211
Gain on settlement of leases	(242)	(3,483)	—
Deferred income taxes	(1,161)	(6,239)	579
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(38)	(17,309)	6,371
Prepaid expenses and other current assets	(5,979)	(3,178)	23
Contract acquisition costs noncurrent	(6,370)	(1,876)	(6,463)
Other assets	(153)	547	(37)
Accounts payable	12,050	801	(733)
Accrued expenses and other current liabilities	7,485	8,626	22,931
Deferred revenue	(12,341)	7,774	(3,118)
Operating lease liabilities	(2,638)	(4,590)	8,276
Other liabilities	8,093	55	47
Net cash (used in) provided by operating activities	(62,101)	3,247	33,605
INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(48,486)	(45,703)	(41,641)
Payments for acquisitions, net of cash acquired	(3,430)	(70,759)	—
Purchases of intangible assets	(2,680)	(2,610)	(1,835)
Repayment of debt acquired in acquisition	—	(21,177)	—
Investment in joint venture	(2,264)	—	—
Net cash used in investing activities	(56,860)	(140,249)	(43,476)
FINANCING ACTIVITIES:
Principal payments for financing leases	(3,734)	(3,554)	(1,154)
Repurchase of common stock	(221)	(709)	—
Proceeds from issuance of common stock in connection with the exercise of options and ESPP	5,573	16,110	25,355
Proceeds from issuance of convertible senior notes	—	(4)	517,500
Payment of issuance costs in connection with convertible senior notes	—	—	(11,800)
Purchase of capped call option	—	—	(46,058)
Net cash provided by financing activities	1,618	11,843	483,843
Effect of foreign exchange rate changes on cash and cash equivalents	(3,981)	(5,461)	3,657
Net (decrease) increase in cash, cash equivalents, and restricted cash including cash classified within current assets held for sale	(121,324)	(130,620)	477,629
Less: cash classified within current assets held for sale	(10,011)	—	—
Cash, cash equivalents, and restricted cash - beginning of year	523,532	654,152	176,523
Cash, cash equivalents, and restricted cash - end of year	$392,197	$523,532	$654,152

	Year Ended December 31,
	2022	2021	2020

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:	(In thousands)
Cash and cash equivalents	$391,781	$521,846	$654,152
Restricted cash in prepaid expenses and other current assets	416	1,686	—
Total cash, cash equivalents, and restricted cash	$392,197	$523,532	$654,152
Supplemental disclosure of other cash flow information:
Cash paid for income taxes	$3,237	$582	$4,651
Cash paid for interest	1,932	2,090	1,931
Non-cash investing and financing activities:
Increase in convertible senior notes, net upon adoption of ASU 2020-06 (Note 1)	$(159,407)	$—	$—
Purchase of property and equipment in accounts payable	1,022	470	1,638
Right-of-use assets obtained in exchange for operating lease liabilities	—	2,125	—
Right-of-use assets obtained in exchange for finance lease liabilities	—	—	10,818
Issuance of common shares as earn-out payment associated with business acquisitions	—	—	293
Issuance of shares of common stock to settle cash awards	17,300	33,503	24,657
Non-cash financing activities related to the e-bot7 acquisition in July 2021:
Issuance of 351,462 shares of common stock	—	20,012	—
Fair value of contingent earn-out in connection with e-bot7 transaction	7,362	6,170	—
Non-cash financing activities related to the Tenfold acquisition in November 2021:
Issuance of 698,219 shares of common stock	—	41,224	—
Fair value of contingent earn-out in connection with Tenfold transaction	6,558	6,946	—
Non-cash financing activities related to the VoiceBase acquisition in November 2021:
Issuance of 1,080,532 shares of common stock		67,557	—
Fair value of contingent earn-out in connection with VoiceBase transaction	16,067	16,714	—
Non-cash financing activities related to the WildHealth acquisition in February 2022:
Issuance of 776,825 shares of common stock	17,675	—	—
Fair value of contingent earn-out associated with WildHealth transaction	42,234	—	—

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Summary of Significant Accounting Policies

Consumers have made mobile devices the center of their digital lives, and they have made digital conversational experiences the center of communication with friends, family and peers. LivePerson, Inc. (“LivePerson”, the “Company”, “we” or “our”) is a global leader in AI-powered customer conversations. Since 1998, LivePerson has enabled billions of meaningful connections between consumers and our customers. These speech or text conversations harness human agents, bots and AI to power convenient, personalized and content-rich journeys across the entire consumer lifecycle, and across consumer platforms. AI has accelerated our capability to leverage those prior conversations to enhance the consumer experience and to improve results for our customers.

The Conversational Cloud, our enterprise-class cloud-based platform, enables businesses to have conversations with millions of consumers as personally as they would with a single consumer. The Conversational Cloud powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, SMS, social media, and third-party consumer messaging platforms. Brands can also use the Conversational Cloud to message consumers when they dial a 1-800 number instead of forcing them to navigate IVRs and wait on hold. Similarly, the Conversational Cloud can ingest traditional emails and convert them into messaging conversations, or embed messaging conversations directly into web advertisements, rather than redirect consumers to static website landing pages. Agents can manage all conversations with consumers through a single console interface, regardless of where the conversations originated.

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

LivePerson’s Conversational AI platform enables what we call “the tango” of humans, AI and bots, whereby human agents act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Agents become ultra-efficient, leveraging the AI engine to serve up relevant content, define next-best actions and take over repetitive transactional work so that the agent can focus on relationship building. By seamlessly integrating messaging with our proprietary Conversational AI, as well as third-party bots, the Conversational Cloud offers brands a comprehensive approach to scaling automations across their millions of customer conversations.

Complementing the Company’s proprietary messaging and Conversational AI offerings are teams of technical, solutions and consulting professionals that have developed deep domain expertise in the implementation and optimization of conversational services across industries and messaging endpoints. LivePerson’s products, coupled with our domain knowledge, industry expertise and professional services, have been proven to maximize the impact of Conversational AI and deliver measurable return on investment for our customers.

LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. The Company completed an initial public offering in April 2000 and is currently traded on the Nasdaq and the TASE. LivePerson is headquartered in New York City. LivePerson has adopted an “employee-centric” workforce model that does not rely on traditional offices. During the second quarter of 2021, the Company decided to reoccupy some of its leased space to provide its employees with the option of working in an office space environment.

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Variable Interest Entities

The consolidated financial statements include the financial statements of LivePerson, its wholly-owned subsidiaries, and each variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company consolidates entities in which it has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.

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

Under the provisions of ASC 810, “Consolidation”, an entity consolidates a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company periodically reassesses whether it is the primary beneficiary of a VIE. See Note 18 – Variable Interest Entities for the Company’s assessment of VIEs.

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

Significant items subject to such estimates and assumptions include:
•revenue recognition;
•stock-based compensation expense;
•accounts receivable;
•valuation of goodwill;
•valuation of intangible assets;
•income taxes; and
•legal contingencies.

As of the date of issuance of the financial statements, the Company is not aware of any material specific events or circumstances that would require it to update its estimates, judgments, or to revise the carrying values of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s consolidated financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable which approximate fair value at December 31, 2022 because of the short-term nature of these instruments. The Company invests its cash and cash equivalents with financial institutions that it believes are of high quality, and the Company performs periodic evaluations of these instruments and the relative credit standings of the

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
institutions with which it invests. At certain times, the Company’s cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with high credit, quality financial institutions.

The Company performs ongoing credit evaluations of its customers’ financial condition (except for customers who purchase the LivePerson services by credit card via internet download) and has established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company’s large number of customers. No single customer accounted for or exceeded 10% of revenue for 2022, 2021, or 2020.

Foreign Currency Translation

The Company’s operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company’s consolidated financial statements. Income, expenses, and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of Accumulated other comprehensive loss in stockholders’ equity. Foreign exchange transaction gain or losses are included in other (expense) income, net in the accompanying consolidated statements of operations.

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

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Balance, beginning of period	$6,338	$5,344	$3,070
Additions charged to costs and expenses	5,644	4,879	3,211
Deductions/write-offs	(2,743)	(3,885)	(1,666)
ASU 2016-13 (Topic 326) adjustment	—	—	729
Balance, end of period	$9,239	$6,338	$5,344

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Depreciation expense, which includes amortization of internal use software totaled $32.3 million, $27.4 million, and $22.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company capitalized internal-use software costs of $39.2 million, $36.1 million, and $33.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. During 2022, the Company recorded $15.5 million of goodwill with the acquisition of WildHealth. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates as three reporting units and has selected September 30 as the date to perform its annual impairment test. In the valuation of goodwill, management must make assumptions regarding estimated future cash flows to be derived from the Company’s business. If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets.

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Divestitures

The Company classifies long-lived assets and liabilities to be disposed of as held for sale in the period in which they are available for immediate sale in their present condition and the sale is probable and expected to be completed within one year. The Company initially measures assets and liabilities held for sale at the lower of their carrying value or fair value less costs to sell. When the divestiture represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results, the disposal is presented as a discontinued operation.

Impairment of Long-Lived Assets

The carrying amounts of our long-lived assets, including property and equipment, lease right-of-use assets, capitalized internal-use software, costs to obtain customer contracts, and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful lives are shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. No long-lived asset impairment charges have been recorded for the years ended December 31, 2022 and December 31, 2021.

Advertising

The Company expenses the cost of advertising and promoting its services as incurred in the sales and marketing expense on the consolidated statement of operations. Such costs totaled approximately $45.5 million, $41.2 million, and $29.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
unrecognized tax benefits in general and administrative expenses. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Comprehensive Loss

In accordance with ASC 220, “Comprehensive Income”, the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive loss consists of net loss and Accumulated other comprehensive loss, which includes certain changes in equity that are excluded from net loss. The Company’s comprehensive loss for all periods presented is related to the effect of foreign currency translation.

Recently Issued Accounting Standards

In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions: to clarify that a contractual restriction on the sale of an equity security is not considered part of a unit of account of the equity security, and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also require the following disclosures for equity securities subject to the contractual sale restrictions:

1.The fair value of equity securities subject to the contractual sale restrictions reflected on the balance sheet.
2.The nature and remaining duration of the restriction(s).
3.The circumstances that could cause a lapse in the restriction(s).
This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those financial years. The Company does not expect the adoption of ASU 2022-03 to have a significant impact on its consolidated financial statements.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating existing accounting models that require separation of a cash conversion or beneficial conversion feature from the host contract. Accordingly, a convertible debt instrument will be accounted as a single liability measured at its amortized cost and a convertible preferred stock will be accounted as a single equity instrument measured at its historical cost, as long as no other embedded features require bifurcation as derivatives and the convertible debt was not issued at a substantial premium.

The ASU also makes targeted improvements to the disclosure requirements for convertible instruments and earnings per share guidance. The new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation.

The Company adopted the updated guidance as of January 1, 2022, using a modified retrospective method with a cumulative-effect adjustment as of the adoption date. Comparative periods are not adjusted. As a result, the Company recognized a $50.2 million decrease to accumulated deficit, a $209.7 million decrease to additional paid-in capital, and a $159.4 million increase to convertible senior notes, net, in connection with the adoption of ASU 2020-06. The required use of the if-converted method did not impact the diluted net loss per share as the Company was in a net loss position. See Note 8 – Convertible Senior Notes, Net and Capped Call Transactions for a description of the convertible senior notes, net on the consolidated balance sheet.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2022, that are of significance or potential significance to the Company.

Note 2. Revenue Recognition

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The majority of the Company’s revenue is generated from hosted service revenues, which is inclusive of its platform usage pricing model, and related professional services from the sale of the LivePerson services. Revenues are recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

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

Total revenue of $514.8 million, $469.6 million, and $366.6 million was recognized during the years ended December 31, 2022, 2021, and 2020, respectively.

Under ASC 606, the Company defers all incremental commission costs (“contract acquisition costs”) to obtain the contract. The contract acquisition costs, which are comprised of prepaid sales commissions, have balances at December 31, 2022 and 2021 of $43.8 million and $40.7 million, respectively. The Company amortizes these costs over the related period of benefit using the customer expected life that the Company determined to be three to five years which is consistent with the transfer to the customer of the services to which the asset relates. The Company classifies contract acquisition costs as long-term unless they have an original amortization period of one year or less.

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Remaining Performance Obligation

As of December 31, 2022, the aggregate amount of the total transaction price allocated in contracts with original duration of one year or greater to the remaining performance obligations was $397.3 million. Approximately 88% of the Company’s remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of less than one year. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligation pursuant to ASC 606.

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

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. The decrease of $14.2 million in the deferred revenue balance as of the year ended December 31, 2022 is primarily driven by cash payments received or due in advance of satisfying performance obligations, partially offset by approximately $98.3 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2021.

The following table presents deferred revenue by revenue source:

	December 31,
	2022	2021

	(In thousands)
Hosted services – Business	$83,561	$94,107
Hosted services – Consumer (1)	—	870
Professional services – Business	933	3,831
Total deferred revenue - current	$84,494	$98,808

Professional services – Business	$174	$54
Total deferred revenue - non-current	$174	$54
(1) $0.8 million was reclassified to liabilities held for sale related to the planned divestiture of Kasamba, Inc. See Note 20 – Assets Held for Sale for further details.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Revenue:
Hosted services – Business	$375,325	$364,231	$286,588
Hosted services – Consumer	37,142	37,695	29,764
Professional services – Business	102,333	67,698	50,268
Total revenue	$514,800	$469,624	$366,620

Revenue by Geographic Location

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
United States	$350,349	$306,700	$230,557
Other Americas (1)	12,708	18,128	13,420
Total Americas	363,057	324,828	243,977
EMEA (2)	74,298	91,227	83,326
APAC	77,445	53,569	39,317
Total revenue	$514,800	$469,624	$366,620
——————————————
(1)Canada, Latin America, and South America.
(2)Includes revenue from the United Kingdom of $55.3 million, $56.7 million, and $53.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. and from the Netherlands of $6.6 million, $4.8 million, and $3.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Accounts Receivable	Unbilled Receivable	Contract Acquisition Costs (Non-current)	Deferred Revenue (Current)	Deferred Revenue (Non-current)

	(In thousands)

Opening balance as of December 31, 2020	$61,801	$18,622	$41,021	$88,848	$409
Increase (decrease), net	7,458	5,923	(346)	9,960	(355)
Balance as of December 31, 2021	$69,259	$24,545	$40,675	$98,808	$54
Increase (decrease), net	(15,791)	8,524	3,129	(14,314)	120
Ending balance as of December 31, 2022	$53,468	$33,069	$43,804	$84,494	$174

Note 3. Net Loss Per Share

Basic earnings per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. All options, warrants, or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net income attributable to common stockholders. Diluted EPS is calculated using the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net income per share, the Company would assume conversion of the 2024 Notes at a ratio of 25.9182 shares of its common stock per $1,000 principal amount of the 2024 Notes. The Company would assume conversion of the 2026 Notes at a ratio of 13.2933 shares of its common stock per $1,000 principal amount of the 2026 Notes. Assumed converted shares of the Company’s common stock are weighted for the period the 2024 Notes and 2026 Notes (collectively, the “Notes”) were outstanding. The shares of common stock underlying the conversion option of the Notes were not included in the calculation of diluted income per share for the years ended December 31, 2022 and 2021.

See Note 8 – Convertible Senior Notes, Net and Capped Call Transactions for a description of the Notes.

Basic and diluted earnings per common share are calculated for the years ended December 31, 2022, 2021, and 2020, were as follows:

	Year Ended December 31,
	2022	2021	2020
Net loss (in thousands)	$(225,747)	$(124,974)	$(107,594)
Weighted average number of shares outstanding, basic and diluted	74,509,404	69,606,105	65,888,450
Net loss per share, basic and diluted	$(3.03)	$(1.80)	$(1.63)

The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows:

	December 31,
	2022	2021
Shares subject to outstanding common stock options and employee stock purchase plan	4,459,324	4,782,487
Restricted stock units	5,234,733	3,732,013
Fair Value of Earnouts	12,049,211	1,150,504
Conversion option of the 2024 Notes	5,961,186	5,961,186
Conversion option of the 2026 Notes	6,879,283	6,879,283
	34,583,737	22,505,473

Note 4. Segment Information

The Company accounts for its segment information in accordance with the provisions of ASC 280-10, “Segment Reporting.” ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The Company is organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment enables brands to leverage the Conversational Cloud’s sophisticated intelligence engine to connect with consumers through an integrated suite of mobile and online business messaging technologies. The Consumer segment facilitates online transactions between Experts and Users seeking information and knowledge for a fee via mobile and online messaging. Both segments currently generate their revenue primarily in the United States. The chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, evaluates performance, makes operating decisions, and allocates resources based on the operating income of each segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements which are described in the summary of significant accounting policies. The Company allocates cost of revenue, sales and marketing and amortization of purchased intangibles to the segments, but it does not allocate product development expenses, general and administrative expenses, restructuring costs and income tax expense because management does not use this information to measure performance of the operating segments. There are currently no inter-segment sales.

Summarized financial information by segment for the periods presented, based on the Company’s internal financial reporting system utilized by the Company’s CODM, follows:

	Year Ended December 31, 2022
	Business	Consumer	Corporate	Consolidated

	(In thousands)
Revenue:
Hosted services – Business	$375,325	$—	$—	$375,325
Hosted services – Consumer	—	37,142	—	37,142
Professional services – Business	102,333	—	—	102,333
Total revenue	477,658	37,142	—	514,800
Cost of revenue	179,295	5,404	—	184,699
Sales and marketing	187,932	26,095	—	214,027
Amortization of purchased intangibles	3,678	—	—	3,678
Unallocated corporate expenses	—	—	334,280	334,280
Operating income (loss)	$106,753	$5,643	$(334,280)	$(221,884)

	Year Ended December 31, 2021
	Business	Consumer	Corporate	Consolidated

	(In thousands)
Revenue:
Hosted services – Business	$364,231	$—	$—	$364,231
Hosted services – Consumer	—	37,695	—	37,695
Professional services – Business	67,698	—	—	67,698
Total revenue	431,929	37,695	—	469,624
Cost of revenue	149,983	6,897	—	156,880
Sales and marketing	139,866	25,555	—	165,421
Amortization of purchased intangibles	2,045	—	—	2,045
Unallocated corporate expenses	—	—	238,544	238,544
Operating income (loss)	$140,035	$5,243	$(238,544)	$(93,266)

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2020
	Business	Consumer	Corporate	Consolidated

	(In thousands)
Revenue:
Hosted services – Business	$286,588	$—	$—	$286,588
Hosted services – Consumer	—	29,764	—	29,764
Professional services – Business	50,268	—	—	50,268
Total revenue	336,856	29,764	—	366,620
Cost of revenue	99,394	6,874	—	106,268
Sales and marketing	128,752	21,021	—	149,773
Amortization of purchased intangibles	1,639	—	—	1,639
Unallocated corporate expenses	—	—	198,391	198,391
Operating income (loss)	$107,071	$1,869	$(198,391)	$(89,451)

Geographic Information

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s long-lived assets by geographic region as of the dates presented:

	December 31,
	2022	2021

	(In thousands)
United States	$476,040	$444,318
Germany	46,323	52,342
Israel	4,064	20,754
Australia	12,057	12,771
Netherlands	3,470	4,566
Other (1)	13,520	15,629
Total long-lived assets	$555,474	$550,380
——————————————
(1)United Kingdom, Japan, France, Italy, Spain, Canada, and Singapore
Note 5. Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill for the periods presented are as follows:

	Business	Consumer	Total

	(In thousands)
Balance as of December 31, 2021	$283,191	$8,024	$291,215
Adjustments to goodwill:
Acquisitions	15,511	—	15,511
Foreign exchange adjustments	(2,488)	—	(2,488)
Goodwill reclassified to assets held for sale	—	(8,024)	(8,024)
Balance as of December 31, 2022	$296,214	—	296,214

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of each year, the Company evaluates goodwill for impairment at the reporting unit level. The Company uses qualitative factors in accordance with ASC 820 - Fair Value Measurement to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a goodwill impairment test. No impairment was recognized for the years ended December 31, 2022, 2021, and 2020.

Intangible Assets, Net

Intangible assets, net are summarized as follows (for details about the intangible assets acquired see Note 9 – Acquisitions):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

	(In thousands)			(In years)
Amortizing intangible assets:
Technology	$97,454	$(45,907)	$51,547	5.0
Customer relationships	31,987	(17,392)	14,595	10.0
Patents	11,088	(1,419)	9,669	12.8
Trademarks	1,044	(364)	680	5.0
Trade names	1,378	(402)	976	2.8
Other	979	(343)	636	4.1
Total	$143,930	$(65,827)	$78,103

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

	(In thousands)			(In years)
Amortizing intangible assets:
Technology	$90,626	$(30,757)	$59,869	5.1
Customer relationships	32,162	(15,164)	16,998	10.0
Patents	7,988	(1,137)	6,851	11.8
Trademarks	1,474	(135)	1,339	5.0
Trade names	460	(43)	417	2.1
Other	314	(234)	80	2.2
Total	$133,024	$(47,470)	$85,554

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $18.4 million, $5.6 million, and $2.8 million for the years ended December 31, 2022, 2021, and 2020, respectively, and a portion of this amortization was included in cost of revenue in the consolidated statements of operations.

As of December 31, 2022, estimated annual amortization expense for the next five years and thereafter is as follows:

Estimated Amortization Expense
(In thousands)
2023	$17,954
2024	16,030
2025	15,631
2026	12,942
2027	1,331
Thereafter	14,215
Total	$78,103

Note 6. Property and Equipment, Net

The following table presents the detail of property and equipment as of the dates presented:

	December 31,
	2022	2021

	(In thousands)
Computer equipment and software	$128,206	$120,685
Internal-use software development costs	161,633	122,479
Finance lease right-of-use assets	3,083	6,797
Furniture, equipment and building improvements	506	258
Property and equipment, at cost	293,428	250,219
Less accumulated depreciation	(155,706)	(125,493)
Property and equipment, net (1)	137,722	124,726
Less assets held for sale (Note 20)	(11,223)	—
Property and equipment, net	$126,499	$—
(1) As of December 31, 2022, property and equipment, net includes Assets held for sale of $11.2 million, which consists of the Company’s consumer segment, as further described in Note 20 – Assets Held for Sale.

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. As of December 31, 2022 and 2021, there was approximately $39.2 million and $36.1 million, respectively, of internal-use software development costs related to projects currently still in development, which are, therefore, not yet subject to amortization. Aggregate depreciation and amortization expense for property and equipment was $32.3 million, $27.4 million, and $22.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities as of the dates presented:

	December 31,
	2022	2021

	(In thousands)
Professional services, consulting and other vendor fees	$51,067	$58,811
Payroll and other employee related costs	19,182	29,855
Short-term contingent earn-out	47,819	—
Sales commissions	4,402	4,269
Financing lease liability (Note 10)	2,569	3,738
Unrecognized tax benefits	2,196	2,424
Restructuring (Note 14)	803	1,694
Taxes other than income tax	1,148	918
Other	2,254	2,588
Accrued expenses and other current liabilities	$131,440	$104,297

Note 8. Convertible Senior Notes, Net and Capped Call Transactions

Convertible Senior Notes due 2024 and Capped Calls

In March 2019, the Company issued $230.0 million aggregate principal amount of its 0.750% Convertible Senior Notes due 2024 in a private placement, which amount includes $30.0 million aggregate principal amount of such 2024 Notes issued pursuant to the exercise in full by the initial purchasers of their option to purchase additional 2024 Notes. Interest on the 2024 Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019.

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

During the twelve months ended December 31, 2022, the conditions allowing holders of the 2024 Notes to convert were not met.

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

Prior to the adoption of ASU 2020-06 on January 1, 2022, the Company allocated the total amount of issuance costs incurred of approximately $8.6 million to the liability and equity components of the 2024 Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $6.6 million, were recorded as an additional debt discount and were amortized to interest expense using the effective interest method over the contractual term of the 2024 Notes. Issuance costs attributable to the equity component were approximately $2.0 million and recorded as a reduction of additional paid in capital in stockholders’ equity. This accounting treatment no longer applies under ASU 2020-06.

In accounting for the 2024 Notes after the adoption of ASU 2020-06, the 2024 Notes are accounted for as a single liability, and the carrying amount of the 2024 Notes is $227.9 million as of December 31, 2022, consisting of principal of $230.0 million, net of unamortized debt issuance costs of $2.1 million. The 2024 Notes were classified as long term liabilities as of December 31, 2022. The remaining term over which the 2024 Notes’ debt issuance costs will be amortized is 1.2 years. The effective interest rate on the debt was 1.53% for the year ended December 31, 2022.

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the twelve months ended December 31, 2022, the conditions allowing holders of the 2026 Notes to convert were not met.

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to the adoption of ASU 2020-06 on January 1, 2022, the Company allocated the total amount of issuance costs incurred of approximately $12.2 million to the liability and equity components of the 2026 Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $8.5 million, were recorded as an additional debt discount and are amortized to interest expense using the effective interest method over the contractual term of the 2026 Notes. Issuance costs attributable to the equity component were approximately $3.7 million and recorded as a reduction of additional paid in capital in stockholders’ equity. This accounting treatment no longer applies under ASU 2020-06.

In accounting for the 2026 Notes after the adoption of ASU 2020-06, the 2026 Notes are accounted for as a single liability, and the carrying amount of the 2026 Notes is $509.5 million as of December 31, 2022, consisting of principal of $517.5 million, net of unamortized debt issuance costs of $8.0 million. The 2026 Notes were classified as long term liabilities as of December 31, 2022. The remaining term over which the 2026 Notes’ debt issuance costs will be amortized is 3.9 years. The effective interest rate on the debt was 0.40% for the year ended December 31, 2022.

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

The net carrying amount of the liability component of the Notes as of December 31, 2022 (post-ASU 2020-06 adoption) and as of December 31, 2021 (pre-ASU 2020-06 adoption) was as follows:

	December 31,
	2022	2021

	(In thousands)
Principal	$747,500	$747,500
Unamortized discount	—	(162,960)
Unamortized issuance costs	(10,077)	(10,302)
Net carrying amount	$737,423	$574,238

The net carrying amount of the equity component of the Notes as of December 31, 2022 (post-ASU 2020-06 adoption) and as of December 31, 2021 (pre-ASU 2020-06 adoption) was as follows:

	December 31,
	2022	2021

	(In thousands)
Proceeds allocated to the conversion options (debt discount)	$—	$215,434
Issuance costs	—	(5,783)
Net carrying amount	$—	$209,651

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the interest expense recognized related to the Notes:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Contractual interest expense	$1,725	$1,725	$1,725
Amortization of issuance costs	3,778	2,499	1,340
Amortization of debt discount	—	33,309	11,564
Total interest expense	$5,503	$37,533	$14,629

Interest expense of $5.5 million, $37.5 million, and $14.6 million is reflected as a component of interest expense, net in the accompanying consolidated statement of operations for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 9. Acquisitions

WildHealth

In February 2022, the Company completed the acquisition of 100% of the equity of WildHealth, Inc. (“WildHealth”), which leverages advanced machine learning to combine DNA analysis, biometrics, microbiome testing and phenotypic data to provide people with a blueprint for truly optimized health and a maximized health span, for a total purchase price of $22.3 million. The purchase price consisted of approximately $4.6 million in cash and $17.7 million in shares of common stock of the Company. As part of the purchase price, the Company issued 776,825 common shares that had a total fair value of $20.8 million based on the closing market price of $26.81 on the acquisition date of February 7, 2022. This acquisition is part of the Company’s strategy to accelerate its technology-driven healthcare offerings by combining a rich healthcare data platform with Conversational AI to enable B2B healthcare brands to scale and personalize patient engagement. The transaction was accounted for as a business combination. In connection with the acquisition, the Company entered into stock forfeiture agreements with certain employees of WildHealth, under which a portion of the purchase price will be subject to vesting conditions based on continuing employment post acquisition. The Company has allocated the purchase consideration subject to the stock forfeiture agreements between pre and post combination periods.

Former stockholders of WildHealth have the right to receive in the aggregate up to an additional $120.0 million earn-out (to be settled in the Company’s equity or cash at the Company’s election, but with the cash election restricted to 18.0 percent of the total earn-out) based upon satisfaction of certain financial milestones over the period from October 31, 2022 through December 31, 2025. The Company has accounted for the earn-out as a compensation arrangement in accordance with ASC 718, “Compensation - Stock Compensation,” pursuant to which such earn-out payments are liability classified to be recognized over the requisite service periods. For the earn-outs, the Company accrued $42.2 million for the twelve months ended December 31, 2022, which is reflected as a component of Other liabilities and accrued expenses and Other current liabilities in the accompanying consolidated balance sheets and as a component of stock-based compensation expense in the accompanying consolidated statements of operations.
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
The following table summarizes the fair value amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WildHealth Acquisition
(In thousands)
Assets acquired:
Cash	$1,353
Other current assets	382
Fixed assets	248
Intangible assets	8,300
Other assets	1,037
Total assets acquired	$11,320
Liabilities assumed:
Current liabilities assumed	$(1,463)
Deferred tax liabilities	(1,603)
Other liabilities assumed	(1,500)
Total liabilities assumed	(4,566)
Net assets acquired	6,754
Total acquisition consideration	22,265
Goodwill	$15,511
Other current assets acquired in connection with the acquisition consisted primarily of accounts receivable and other short term assets. Current liabilities assumed in connection with the acquisition consisted primarily of accounts payable, deferred revenue and other short term liabilities. The following summarizes the intangible assets acquired by category:

	Fair Value	Useful life

	(In thousands)	(In years)
Amortizing intangible assets:
Developed technology	$7,100	5.0
Trade name	600	5.0
Fellowship content	600	5.0
Total amortizing intangible assets	$8,300

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
The Company incurred $2.0 million in acquisition costs related to the WildHealth transaction that was expensed in the period incurred, of which $0.4 million was expensed for the twelve months ended December 31, 2022, and is included in general and administrative expense in the accompanying consolidated statements of operations.
Pro Forma Financial Information

The following unaudited pro forma information presents the combined results of operations as if the acquisition of WildHealth had been completed as of the beginning of the Company’s fiscal year 2021. The unaudited pro forma results include adjustments primarily related to the amortization of intangible assets and the inclusion of acquisition costs as of the earliest period presented.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies, or the effect of the incremental costs incurred from integrating this company. For pro forma purposes, 2022 earnings were adjusted to exclude acquisition-related costs, and 2021 earnings were adjusted to include these costs. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

The unaudited pro forma financial information was as follows:

	December 31,
	2022	2021

	(In thousands)
Revenue	$515,035	$472,626
Net Loss	$(224,773)	$(132,994)

The amount of revenue and net loss of the WildHealth acquisition included in the Company’s consolidated statement of operations from the acquisition date to December 31, 2022 was $9.9 million and $23.4 million, respectively.

e-Bot7

In July 2021, the Company acquired e-bot7 GmbH (“e-bot7”), a Conversational AI company based in Germany for a purchase price of $50.7 million. This acquisition is accounted for as a part of the Company’s Business segment. This transaction was accounted for as a business combination. The purchase price consisted of approximately $24.3 million in cash, $20.2 million in shares of common stock of the Company, and potential earn-out consideration of up to $8.8 million in common stock of the Company, which is based on achieving certain objectives and milestones and is included as part of the purchase price. The current fair value of the earn-out is $8.3 million. Also as part of the transaction, there is a potential earn-out consideration of up to $4.4 million payable in common stock of the Company that is being treated as compensation expense throughout the earning period. The earn-out consideration cannot exceed the maximum base earn-out consideration of $3.9 million. The base earn-out payment consists of the revenue earn-out payment only. The fair value of the revenue earn-out consideration is approximately $1.0 million of the current fair value of the earn-out of $8.3 million. The Company incurred $1.5 million in acquisition costs for this transaction that were expensed in the year ended December 31, 2021, and were included in General and administrative expense in the accompanying consolidated statements of operations. The Company incurred $0.04 million in acquisition costs related to the e-bot7 transaction that was expensed for the year ended December 31, 2022 and is included in general and administrative expense in the accompanying consolidated statements of operations.

The purchase price allocation resulted in approximately $45.1 million of goodwill and $7.7 million of intangible assets. The goodwill will not be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. A deferred tax liability for the identified intangibles has been recorded.

Tenfold

In October 2021, the Company acquired Callinize Inc., dba Tenfold (“Tenfold”), a leading customer experience integration platform operating in the United States. Tenfold was built to integrate the world’s leading communication service providers with the leading CRM and support systems. The purchase price was $112.2 million. This acquisition is accounted for as a part of the Company’s Business segment. The transaction was accounted for as a business combination. The purchase price consisted of approximately $56.9 million in cash, $42.0 million in shares of common stock of the Company, potential earn-out consideration of up to $6.9 million in common stock of the Company, which is based on achieving certain objectives and milestones and is included as part of the purchase price, and replacement options of $6.4 million, which means an option granted by LivePerson to purchase its common stock granted under the Callinize Inc. dba Tenfold 2015 Stock Plan, as amended most recently as of June 26, 2019 (the “Tenfold Stock Plan”), whether vested or unvested. The current fair value of the earn-out

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is $7.2 million, of which $2.0 million payable in common stock of the Company is being treated as compensation expense over the earning period. The earn-out consideration cannot exceed the maximum earn-out consideration of $14.3 million.

As part of the acquisition, the Company also assumed the Tenfold Stock Plan and the outstanding vested and unvested options to purchase shares of common stock of Tenfold thereunder, and such options become exercisable to purchase shares of LivePerson’s common stock, subject to appropriate adjustments to the number of shares and the exercise price of each such option. In connection with the above, the Company registered 60,082,513 vested shares and 42,964,711 unvested shares under the Tenfold Stock Plan.

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

VoiceBase

In October 2021, the Company acquired VoiceBase, Inc. (“VoiceBase”), a leader in real-time speech recognition and voice analytics platform operating in the United States for a purchase price of $111.4 million. This acquisition is accounted for as a part of the Company’s Business segment. This transaction was accounted for as a business combination. The purchase price consisted of approximately $17.1 million in cash, $63.8 million in shares of common stock of the Company, a management retention plan (“MIP”) of $9.3 million to be paid in shares of common stock of the Company, potential earn-out consideration of up to $16.7 million in common stock of the Company, which is based on achieving certain objectives and milestones and is included as part of the purchase price, and replacement options of $4.5 million, which means an option granted by LivePerson to purchase its common stock granted under the VoiceBase, Inc. 2010 Equity Incentive Plan, as amended (the “VoiceBase Stock Plan”), whether vested or unvested. The current fair value of the earn-out is $17.3 million, of which $6.0 million payable in common stock of the Company is being treated as compensation expense over the earning period. The earn-out consideration cannot exceed the maximum earn-out consideration of $29.5 million. The MIP is a retention plan for the VoiceBase employees payable in two installments; 50% after the Company shares are registered with the SEC and 50% after January 1, 2022, but no later than March 16, 2022. These payments were made in 2022, in accordance with the agreement.

As part of the acquisition, the Company also assumed the VoiceBase Stock Plan and the outstanding vested and unvested options to purchase shares of common stock of VoiceBase thereunder, and such options become exercisable to purchase shares of LivePerson’s common stock, subject to appropriate adjustments to the number of shares and the exercise price of each such option. In connection with the above, the Company registered 16,322,217 vested shares and 5,167,530 unvested shares under the VoiceBase Stock Plan.

We estimated fair value of the aforementioned vested and unvested options at the completion of the acquisition at $5.9 million. Of the total consideration, $4.5 million was allocated to the purchase price, $0.8 million was accelerated and expensed immediately following the closing, and $0.7 million was allocated to future services and will be expensed over the remaining requisite service periods. Vesting schedules vary based on the VoiceBase Stock Plan. The estimated fair value of the stock options was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.0091 was applied to convert VoiceBase’s outstanding stock awards into shares of LivePerson’s common stock.

The purchase price allocation resulted in approximately $81.3 million of goodwill and $28.8 million of intangible assets. The goodwill will not be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. A deferred tax liability for the identified intangibles has been recorded.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Leases

The Company has operating and finance leases for its corporate offices and other service agreements. Our leases have remaining lease terms of less than one to four years, some of which include options to extend. For leases with a lease term greater than 12 months, right-of-use assets (“ROU assets”) and lease liabilities are recognized on the consolidated balance sheets at the commencement date based on the present value of the remaining fixed lease payments and includes only payments that are fixed and determinable at the time of commencement.

In connection with the leases, the Company recognized operating lease right-of-use assets of $1.6 million and $2.0 million and an aggregate lease liability of $2.8 million and $6.1 million as of December 31, 2022 and December 31, 2021, respectively.

On July 13, 2020, the Company announced its decision to transition to an employee-centric model under which employees will work remotely rather than in traditional offices. In connection with this decision, the Company abandoned 14 leases in its global portfolio of office leases during 2020. As a result, the Company recognized accelerated amortization to fully reduce the carrying value of the associated right-of-use assets between the decision date and the cease use date. During the second quarter of 2021, the Company decided to reoccupy some of its leased space to provide its employees with the option of working in an office space environment. There were no changes to the accounting for the lease liabilities associated with the leased office spaces. During 2022, the Company had a $0.2 million gain resulting from the settlement of leases, compared to a $3.5 million gain for 2021.

As of December 31, 2022, due to a dispute in connection with one of the leases in Israel, the Company was required to pledge cash as collateral security to be maintained at an Israeli bank. The collateral security would remain in control of the bank, to be available in order to satisfy outstanding obligations under the lease contracts. Accordingly, the Company had cash at an Israeli bank of approximately $0.2 million at December 31, 2022 and approximately $1.5 million at December 31, 2021, which is recorded as restricted cash in Prepaid expenses and other current assets in the consolidated balance sheets. In the third quarter of 2021, the Company entered into a new lease in Australia and was required to pledge $0.2 million in cash as collateral security, which is also recorded as restricted cash in Prepaid expenses and other current assets in the consolidated balance sheets as of December 31, 2022 and 2021.

The Company continues to actively assess its global lease portfolio. However, any additional de-recognition of right-of-use assets and incurrence of various one-time expenses in connection with early termination of additional leases are not expected to be material to its financial condition or results of operations.

Supplemental cash flow information related to leases for the periods listed are as follows:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,885	$2,927	$4,901
Operating cash flows for finance leases	196	362	88
Financing cash flows for finance leases	3,734	3,554	1,154

The components of lease costs for the periods listed are as follows:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Finance lease cost
Amortization of right-of-use assets	$3,690	$3,718	$772
Interest	196	362	88
Operating lease cost	11,332	8,912	12,649
Total lease cost	$15,218	$12,992	$13,509

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022	December 31, 2021
Weighted Average Remaining Lease Term:
Operating leases	1.5 years	2.5 years
Finance leases	1.1 years	2.0 years

Weighted Average Discount Rate:
Operating leases	7%	7%
Finance leases	4%	4%

Supplemental balance sheet information related to leases is as follows:

	Classification on the Consolidated Balance Sheet	December 31, 2022	December 31, 2021

		(In thousands)
Assets
Operating ROU assets	Operating lease ROU assets	$1,604	$1,977
Finance ROU assets	Property and equipment, net	3,083	6,797

Liabilities
Current liabilities:
Operating lease liability	Operating lease liability	$2,160	$3,380
Finance lease liability	Accrued expenses and other current liabilities	2,569	3,738
Non-current liabilities:
Operating lease liability	Operating lease liability, net of current portion	682	2,733
Finance lease liability	Other liabilities	191	2,780

Future minimum lease payments under non-cancellable operating and finance leases (with an initial or remaining lease term in excess of one year) are as follows:

	December 31, 2022
	Operating Leases	Finance Leases

Year Ending December 31,	(In thousands)
2023	$2,320	$2,615
2024	346	115
2025	330	86
2026	137	—
2027	—	—
Thereafter	—	—
Total minimum lease payments	3,133	2,816
Less: present value adjustment	(291)	(56)
Present value of lease liabilities	$2,842	$2,760

Rental expense for operating leases and other service agreements was approximately $15.2 million, $13.0 million and $13.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 11. Fair Value Measurements

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Financial Assets and Liabilities

The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2022 and December 31, 2021, are summarized as follows:

	December 31, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$308,295	$—	$—	$308,295
Total assets	$308,295	$—	$—	$308,295

Liabilities:
Earn-outs treated as contingent consideration	$—	$—	$20,722	$20,722
Earn-outs treated as liability awards	$—	$—	$51,499	$51,499
Total liabilities	$—	$—	$72,221	$72,221

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$416,178	$—	$—	$416,178
Total assets	$416,178	$—	$—	$416,178

Liabilities:
Contingent earn-out	$—	$—	$29,686	$29,686
Total liabilities	$—	$—	$29,686	$29,686

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As of December 31, 2022, the fair value of the 2024 Notes and 2026 Notes, as further described in Note 8 – Convertible Senior Notes, Net and Capped Call Transactions above, was approximately $512.9 million. Management determines the fair value by utilizing an independent valuation specialist using the antithetic variable technique and is considered a Level 2 fair value measurement.

The changes in fair value of the Level 3 liabilities are as follows:

	December 31,
	2022	2021

	(In thousands)
Balance, Beginning of year	$29,830	—
Additions in the period	61,920	29,830
Change in fair value of contingent consideration	(8,516)	—
Change in fair value of liability awards	(11,013)	132
Payments	—	(132)
Balance, End of year	$72,221	$29,830

Certain former stakeholders of the Company’s acquisitions are eligible to receive additional cash or share considerations based on the attainment of certain operating metrics in the periods subsequent to the acquisitions of e-bot7, Tenfold and VoiceBase. These earn-out arrangements are accounted for as either contingent considerations arrangements or compensation arrangements. Contingent considerations are fair valued using significant inputs that are not observable in the market.

The earn-outs determined to be compensatory are remeasured each reporting period based on whether the performance targets are probable of being achieved and recognized over the related service periods. For the year ended December 31, 2022, the Company recognized $49.3 million as a component of stock-based compensation expense in the accompanying consolidated statements of operations. As of December 31, 2021, the Company recognized $2.2 million as a component of stock based compensation expense.

Note 12. Commitments and Contingencies

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company’s 401(k) policy is a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. Furthermore, the match is immediately vested. Total Company matching contributions were $5.4 million, $3.7 million, and $3.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Letters of Credit

As of December 31, 2022, the Company had letters of credit totaling $0.7 million outstanding as a security deposit for the due performance by the Company of the terms and conditions of a supply contract.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indemnifications

The Company enters into service and license agreements in its ordinary course of business. Pursuant to some of these agreements, the Company agrees to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using the Company’s products.

The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2022 and 2021.

Non-Income Related Taxes

The Company is in the process of finalizing its sales tax liability analysis for states in which it has economic nexus. During the first quarter of 2020, the Company determined it was probable the Company would be subject to sales tax liabilities plus applicable interest in these states and has estimated the potential exposure to range between $2.5 million to $6.3 million. The Company determined that its best estimate of what would be reasonably expected for the Company to settle the potential exposure was $2.5 million and accordingly, the Company accrued this amount with a corresponding charge to earnings as of March 31, 2020. As of December 31, 2022, there is a $1.1 million accrual balance for sales tax liabilities. The decrease in the balance of this accrual is primarily due to payments made for the sales tax liabilities.

Note 13. Stockholders’ Equity

Common Stock

As December 31, 2022, there were 200,000,000 shares of common stock authorized, and 78,350,984 and 75,584,911 shares issued and outstanding, respectively. As of December 31, 2021, there were 200,000,000 shares of common stock authorized, and 74,980,546 and 72,234,303 shares issued and outstanding, respectively. The par value for the common stock is $0.001 per share.

Preferred Stock

As of December 31, 2022 and 2021, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for the preferred stock is $0.001 per share.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation

The Company’s stock-based compensation generally includes stock options, restricted stock units (“RSUs”), performance-vesting restricted stock units (“PRSUs”), and purchases under the Company’s 2019 Employee Stock Purchase Plan. Stock-based compensation expense related to RSUs is based on the market value of the underlying stock on the date of grant and the related expense is recognized ratably over the requisite service period. The stock-based compensation expense related to PRSUs is estimated at the grant date based on the expectation that performance goals will be achieved at the stated target level. The amount of compensation cost recognized depends on the relative satisfaction of the performance condition based on performance to date.

Stock Option Plans

The Company’s 2019 Stock Incentive Plan, as amended and restated (the “2019 Plan”), became effective on April 11, 2019. The 2019 Plan allows the Company to grant incentive stock options and RSUs to its employees and directors to participate in the Company’s future performance through stock-based awards at the discretion of the board of directors. On April 19, 2021, the Company’s board of directors amended the plan and authorized 5,000,000 new shares for issuance. The number of shares authorized for issuance is 40,067,744 shares in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of December 31, 2022, approximately 1.2 million shares of common stock remained available for issuance (taking into account all option exercises and other equity award settlements through December 31, 2022).

Employee Stock Purchase Plan

There are 1,000,000 shares authorized and reserved for issuance under the 2019 Employee Stock Purchase Plan. As of December 31, 2022, approximately 0.4 million shares of common stock remained available for issuance under the 2019 Employee Stock Purchase Plan (taking into account all share purchases through December 31, 2022).

Inducement Plan

There are 6,159,009 shares of common stock authorized and reserved for issuance under the Inducement Plan. On February 9, 2022, the Company’s board of directors amended the plan and authorized 2,790,961 new shares for issuance. As of December 31, 2022, 0.9 million shares of common stock remained available for issuance under the Inducement Plan (taking into account all option exercises and other equity award settlements through December 31, 2022).

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Option Activity

A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity
	Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Balance outstanding at December 31, 2019	5,799	$16.57
Granted	737	31.21
Exercised	(1,683)	12.69
Cancelled or expired	(521)	23.27
Balance outstanding at December 31, 2020	4,332	$19.78	7.04	$183,825
Options vested and expected to vest	1,470	$23.88	8.44	$56,382
Options exercisable at December 31, 2020	2,280	$14.80	5.65	$108,128

Balance outstanding at December 31, 2020	4,332	$19.78
Granted	1,705	48.24
Exercised	(863)	13.55
Cancelled or expired	(392)	32.94
Balance outstanding at December 31, 2021	4,782	$27.52	6.77	$62,300
Options vested and expected to vest	1,419	$36.41	8.61	$11,387
Options exercisable at December 31, 2021	2,564	$17.87	5.05	$46,932

Balance outstanding at December 31, 2021	4,782	$27.52
Granted	993	20.34
Exercised	(264)	5.07
Cancelled or expired	(1,052)	41.56
Balance outstanding at December 31, 2022	4,459	$24.25	6.08	$1,327
Options vested and expected to vest	1,047	$29.80	8.06	$242
Options exercisable at December 31, 2022	2,758	$21.26	4.94	$986

The total fair value of stock options exercised during the years ended December 31, 2022 and 2021 was approximately $11.3 million and $6.6 million, respectively. As of December 31, 2022, there was approximately $18.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.5 years.

The per share weighted average fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020 was $10.20, $28.68, and $13.84, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Dividend yield	—%	—%	—%
Risk-free interest rate	1.62% – 4.20%	0.46% – 1.33%	0.26% – 0.66%
Expected life (in years)	5	5	5
Historical volatility	53.87% – 64.13%	53.51% – 54.55%	46.50% – 53.91%

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Stock Unit and Performance-Vesting Restricted Stock Unit Activity

A summary of the Company’s RSUs and PRSUs activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (In thousands)
Balance outstanding at December 31, 2019	3,049	$24.73	$112,848
Awarded	2,530	26.51
Released	(1,906)	23.40
Forfeited	(723)	25.19
Non-vested and outstanding at December 31, 2020	2,950	$27.00	$183,781

Balance outstanding at December 31, 2020	2,950	$27.00	$183,781
Awarded	3,066
Released	(1,596)
Forfeited	(688)
Non-vested and outstanding at December 31, 2021	3,732	$43.63	$133,308

Balance outstanding at December 31, 2021	3,732	$43.63	$133,308
Awarded	4,927
Released	(1,938)
Forfeited	(1,486)
Non-vested and outstanding at December 31, 2022	5,235	$25.42	$53,080
Expected to vest	3,280	$25.87	$33,260

RSUs granted to employees generally vest over a three to four-year period, or upon achievement of certain performance conditions. As of December 31, 2022, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs and PRSUs was approximately $109.1 million and the weighted-average remaining vesting period was 2.7 years.

For the year ended December 31, 2022, the Company opted to settle cash awards related to the bonus entirely in cash. The Company accrued approximately $10.4 million for cash awards related to bonus, and recorded a corresponding expense which is included as a component of operating expenses in the accompanying consolidated financial statements. For the year ended December 31, 2021, the Company accrued approximately $18.4 million for cash awards related to bonuses to be settled in shares of the Company’s stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying consolidated financial statements.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations and cash flows was $109.6 million, $69.7 million, and $65.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Restructuring

During the second quarter of 2022, LivePerson began a restructuring initiative to realign the Company’s cost structure to better reflect significant product and business model innovation and changes over the past year due to acquisitions and factors outside the control of the Company. As part of the restructuring initiative, the Company reoriented its global product and engineering organization for greater efficiency and focus, and reallocated some spending to increase its investment in customer success and go-to-market initiatives. The Company believes these initiatives will better align resources to provide further operating flexibility and position the business for long-term success. In connection with the restructuring initiatives, the Company recognized restructuring costs of $19.5 million during the year ended December 31, 2022, which is included in restructuring costs in the accompanying consolidated statements of operations. The majority of these costs relate to the Company’s Business segment. Such costs primarily include severance and other compensation costs.

In 2020, the Company went through a re-evaluation of its real estate needs. Following this re-evaluation, commencing in July 2020, the Company significantly reduced the real estate space it leases, resulting in the removal of the associated right-of-use assets. Furthermore, this resulted in various one-time expenses in connection with the abandonment of the majority of the Company’s leased facilities. The lease restructuring costs noted below are a result of this transition to an employee-centric model.

The following table presents the detail of the liability for the Company’s restructuring charges, which is included within accrued expenses and other current liabilities within the accompanying consolidated balance sheet, for the periods presented:

	December 31,
	2022	2021

	(In thousands)
Balance at January 1	$1,694	$4,732
Lease restructuring costs	442	724
Severance and other associated costs	19,525	2,673
Cash payments	(20,858)	(6,435)
Balance at December 31	$803	$1,694

The following table presents the detail of expenses for the Company’s restructuring charges for the periods presented:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Lease restructuring costs:
ROU assets write down	$—	$—	$13,938
Abandonment of property and equipment	—	—	5,147
Other lease restructuring costs	442	724	5,245
Total lease restructuring costs	442	724	24,330

Severance and other associated costs	19,525	2,673	5,090
Total restructuring costs	$19,967	$3,397	$29,420

Note 15. Legal Matters

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[24]7 Litigation

The Company filed an intellectual property suit (the “Company IP Suit”) against [24]7 Customer, Inc. (“[24]7”) on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company’s technology and misused the Company’s business information. On June 22, 2015 and December 7, 2015, [24]7 filed separate countersuits (together, the “Countersuits”) against the Company in the Northern District of California (the “Court”) alleging patent infringement. Trial with respect to the Company IP Suit occurred on May 24, 2021 and the jury awarded approximately $30.3 million in favor of the Company. The Company and [24]7 subsequently reached agreement on the terms of a permanent injunction, and that additional costs were owed to the Company in the amount of $0.4 million. On July 28, 2022, the Court granted the Company’s motion for interest, awarding an additional approximately $4.3 million. 24[7] appealed the judgment in favor of the Company with respect to the Company IP Suit in August 2022. In addition, further litigation between the parties to adjudicate the Countersuits had been set for late 2023, and another trial with respect to the Company’s remaining trade secret claims against [24]7 was set for early 2024.

On February 20, 2023, the Company and [24]7 entered into a binding Memorandum of Understanding (“MOU”) detailing the terms for settlement and resolution of all litigation matters between the parties. The terms of the resolution are confidential, and provide for an up front settlement as well as entry into a commercial agreement between the parties. All litigation matters between the parties are stayed pending final documentation of the resolution as set forth in the binding MOU, following dismissal of all litigation matters between the parties with prejudice is expected.

COVID-Related Matters

As has been widely reported, there is heightened scrutiny by the federal government across many programs related to COVID-19 that were introduced during the COVID-19 pandemic. The Company and its wholly-owned subsidiary WildHealth were each previously engaged in the delivery of products and services related to COVID-19 testing, and have been subsequently subject to governmental inquiries with respect to those COVID-19 related products and services, including inquires by Medicare, the Department of Justice and the U.S. Food and Drug Administration (“governmental agencies”).

In November 2022, a professional corporation managed by WildHealth received notice that Medicare reimbursements for its services rendered under a Medicare demonstration program related to COVID-19 testing (the “Program”) were suspended pending further review. Subsequently, WildHealth has received and is responding to inquiries from additional governmental agencies with respect to its participation in the Program.

The Company previously provided other products and services related to COVID-19 testing and accompanying software. Those COVID-19 related products and services have also been the subject of inquiry and pending review by governmental agencies.

The Company and WildHealth have discontinued all products and services related to COVID-19, and have responded to and intend to continue to cooperate with governmental inquiries related to their previous engagement in COVID-19 related product and service offerings.

General

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reasonably estimated, disclose that an estimate cannot be made. From time to time, third parties assert claims against the Company regarding intellectual property rights, privacy issues, and other matters arising in the ordinary course of business.

Note 16. Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company includes interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. The Company recorded a valuation allowance against its U.S. and Germany deferred tax assets as it considered its cumulative loss in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated on a jurisdiction basis, the Company believes that the deferred tax assets related to LivePerson Australia Holdings Pty. Ltd., LivePerson (UK) Limited, Kasamba Inc., LivePerson Japan and LivePerson Ltd. are more likely than not to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and one-time items. During the year ended December 31, 2022, there was an increase in the valuation allowance recorded of $80.5 million.

The Company had a valuation allowance on certain deferred tax assets for the years ended December 31, 2022, 2021, and 2020 of $187.5 million, $107.1 million, and $55.4 million, respectively. For the year ended December 31, 2022, an increase in the valuation allowance in the amount of $38.8 million was recorded as an expense, an additional increase of $0.5 million was recorded to goodwill against acquired federal and state net operating losses and due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, the Company recorded an increase of the valuation allowance to other comprehensive income of $41.2 million. For the year ended December 31, 2021, an increase in the valuation allowance in the amount of $34.3 million was recorded as an expense and an additional increase of $17.4 million was recorded to goodwill against acquired federal and state net operating losses.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company experiences an ownership change, as defined in Section 382 of the Code. The use of NOLs from acquired businesses may also be limited under Section 382. Such an annual limitation could result in the expiration of the NOL carryforwards before utilization. Corresponding provisions of state law may limit the Company’s ability to utilize NOL carryforwards for state tax purposes. As of December 31, 2022, the Company had approximately $532.6 million of federal NOL carryforwards available to offset future taxable income. Included in this amount is $0.8 million of federal NOL carryovers from the Company’s acquisition of Proficient in 2006, $49.4 million of federal NOL carryovers from the Company’s acquisition of Tenfold in 2021, $64.9 million of federal NOL carryovers from the Company’s acquisition of VoiceBase in 2021 and $2.0 million of federal NOL carryovers from the Company’s acquisition of WildHealth in 2022. Approximately $58.2 million of these federal NOL carryforwards were generated in taxable years ending on or before December 31, 2017 and will expire in various years through 2037. Federal NOL carryforwards generated in taxable years ending after December 31, 2017, do not expire, but generally may only offset up to 80% of federal taxable income earned in a taxable year.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The domestic and foreign components of income (loss) before provision for (benefit from) income taxes consist of the following:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
United States	$(220,060)	$(128,210)	$(113,689)
Israel	1,464	1,414	2,214
United Kingdom	1,428	1,145	536
Netherlands	2,514	3,629	3,398
Australia	533	755	1,663
Germany	(10,400)	(6,450)	243
Other (1)	501	339	507
	$(224,020)	$(127,378)	$(105,128)
——————————————
(1)Includes Bulgaria, Canada, France, India, Italy, Japan, Mexico, Singapore, and Spain

No additional provision has been made for U.S. income taxes on the undistributed earnings of its wholly-owned Israeli subsidiary, LivePerson Ltd., as such earnings have been taxed in the U.S. and accumulated earnings of the Company’s other foreign subsidiaries are immaterial through December 31, 2022.

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Current income taxes:
U.S. Federal	$—	$(22)	$(581)
State and local	431	159	59
Foreign	2,458	3,698	2,408
Total current income taxes	2,889	3,835	1,886

Deferred income taxes:
U.S. Federal	(1,153)	(2,908)	(151)
State and local	79	20	459
Foreign	(88)	(3,351)	272
Total deferred income taxes	(1,162)	(6,239)	580
Total provision for (benefit from) income taxes	$1,727	$(2,404)	$2,466

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The difference between the total income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	2.89%	4.83%	4.82%
Non-deductible expenses – stock based compensation	(1.30)%	(1.73)%	(1.21)%
Non-deductible expenses – earn-out	(3.96)%	—%	—%
Non-deductible excess compensation	(0.14)%	(2.30)%	(5.52)%
Foreign taxes	(0.15)%	(0.86)%	(3.98)%
Valuation allowance	(17.33)%	(26.92)%	(30.87)%
Stock based compensation – excess tax benefit / (tax deficiency)	(2.12)%	6.58%	9.93%
Other	0.33%	1.29%	3.48%
Total provision	(0.78)%	1.89%	(2.35)%

The effects of temporary differences and federal NOL carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities as of the dates presented:

	Year Ended December 31,
	2022	2021

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$141,011	$141,930
Foreign tax credit	1,222	1,222
R&D tax credit	1,761	1,761
Original issue discount	9,515	13,530
Interest	2,665	4,188
Operating lease liability	760	3,145
Accounts payable and accrued expenses	7,270	7,010
Non-cash compensation	17,271	13,591
R&D capitalization	39,182	—
Allowance for doubtful accounts	5,091	1,280
Total deferred tax assets	225,748	187,657
Less valuation allowance	(187,525)	(107,061)
Deferred tax assets, net of valuation allowance	38,223	80,596
Deferred tax liabilities:
Property and equipment	(15,105)	(12,586)
Intangibles amortization	(13,142)	(15,361)
Goodwill amortization and contingent earn-out adjustments	(7,012)	(6,165)
Convertible notes issuance	—	(41,666)
Outside basis difference in subsidiary stock	(567)	—
Operating lease right-of-use asset	(524)	(1,833)
Total deferred tax liabilities	(36,350)	(77,611)
Net deferred tax assets	$1,873	$2,985

We have income tax NOL carryforwards related to federal, Australian, and German income tax carryforwards of $532.6 million, $1.9 million, and $19.3 million, respectively. The Australian and German NOLs can be carried forward indefinitely. For the federal NOLs, $474.5 million can be carried forward indefinitely, $0.8 million will expire between 2023

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 2026, and $57.3 million will expire between 2030 and 2037. We have $380.5 million of state NOLs, of which $78.4 million can be carried forward indefinitely and $302.1 million expire between 2023 and 2042.

ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with other provisions contained within this guidance. This topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate audit settlement. The Company had unrecognized tax benefits of $2.7 million as of December 31, 2022 and $2.9 million as of December 31, 2021, respectively. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits and recorded in accrued expenses and other current liabilities were immaterial at December 31, 2022 and 2021.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Unrecognized tax benefits balance at January 1	$2,917	$3,615	$2,053
Increase due to business combinations	—	488	—
Gross decrease for tax positions of prior years	—	—	(438)
Gross increase for tax positions of current years	205	376	2,984
Decrease due to settlement	—	(1,562)	(984)
Uncertain tax basis classified as held-for-sale liabilities	(401)	—	—
Gross unrecognized tax benefits at December 31	$2,721	$2,917	$3,615
The tax years subject to examination by major tax jurisdictions include the years 2016 and forward for U.S. states and New York City, the years 2017 and forward for U.S. Federal, and the years 2015 and forward for certain foreign jurisdictions.

Tax Legislation

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA imposes a number of significant changes, including, among other things, a 15% minimum tax on the book income of certain corporations and a 1%
excise tax on stock buybacks by U.S. public companies. Only limited guidance has been issued to date with respect to these changes. The Company does not currently expect the tax-related provisions of the IRA to have a material impact on its financial results.

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

Note 17. Equity Method Investment

On February 13, 2022, the Company and Pasaca Capital Inc. (“Pasaca”) entered into a joint venture agreement (the “JV Agreement”) to form Claire, a joint venture to build, create, and administer a marketplace for health and well-being diagnostic testing. Claire is intended to operate an app store-like platform to make medical testing and accessing results easier and more informative. Claire is being developed with the goal of creating a single place to shop for testing services from numerous testing providers, including Claire-branded tests and at-home tests. Pursuant to the terms of the JV Agreement, the Company agreed to contribute a total of $19.0 million over a five-year period in exchange for a 19.2% ownership interest in Claire. Pasaca agreed to contribute $80.0 million to Claire over a five-year period in exchange for an 80.8% ownership interest

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in Claire. As of December 31, 2022, $9.1 million remained to be contributed to Claire by the Company under the terms of the JV Agreement. The Company accounts for its 19.2% interest in Claire using the equity method of accounting. The Company recorded its ownership percentage of losses of Claire in Other (expense) income, net for $7.7 million for the year ended December 31, 2022.
As of December 31, 2022, the Company’s equity method investment was $2.3 million and was included in Investment in joint venture on the consolidated balance sheet.
Note 18. Variable Interest Entities

The Company prepares its consolidated financial statements in accordance with ASC 810, which provides for the consolidation of variable interest entities (“VIEs”) of which the Company is the primary beneficiary.

In February 2022, the Company acquired WildHealth as well as certain variable interests that WildHealth has in four Professional Corporations (“PCs”). The PCs are owned by a medical practitioner in accordance with certain state laws which restrict the corporate practice of medicine and require medical practitioners to own such entities. WildHealth provides management and other services to the PCs in exchange for a management fee and provides financial support to the PCs through a revolving credit arrangement. WildHealth also has separate agreements with the equity holder of the PCs where it may acquire and assign such equity interests for certain PCs. The agreement entitles WildHealth to control rights sufficient to require the Company to consolidate the balance sheet and results of operations of the PCs as VIEs. The Company determined that the PCs are VIEs as WildHealth is the primary beneficiary of the PCs.

The assets, liabilities, revenues, and operating results of the VIEs after elimination of intercompany transactions were not material as of and for the year ended December 31, 2022.
Note 19. Related Parties

Related parties are defined as entities related to the Company’s directors or main shareholders as well as equity method affiliates. The Company provides services to Claire, an equity method affiliate (refer to Note 17 – Equity Method Investment for additional information on the equity method affiliate), in exchange for fees through certain transition service agreements and commercial arrangements. In accordance with the agreement between the Company and Claire, the Company will be developing the Claire platform, host the platform in LivePerson’s cloud and perform professional services to support the development and hosting of the Claire platform. These services and the stated prices are set forth in the agreement. These agreements facilitate the operations of the newly formed company by allowing Claire to operate independently prior to establishing stand-alone back-office systems across its organization.

In connection with the JV Agreement, the Company entered into a transition services agreement with Claire, under which, the Company agreed to provide custom software development and managed services (Professional Services) in exchange for fees governed by the terms and conditions set forth in the Build-Out Services Agreement (the “Build-Out Services Agreement). The related fees are based on a percentage of completion of work as of January 1, 2022 through December 31, 2023. The Company also entered into commercial arrangements with Claire, which provide access to the Company’s Conversational Cloud Platform as hosting services and professional services in exchange for fees governed by the terms and conditions set forth in the Master Service Agreement (the “MSA”). In accordance with guidance under ASC 606, Claire is considered a customer of the Company and is expected to utilize its Conversational Cloud software and services in a manner similar to that of the Company’s customer base. Usage-based fees are invoiced in the aggregate in equal upfront quarterly installments beginning on January 1, 2023 and continuing through December 31, 2026. Contract terms may be extended by mutual written agreement of the parties but cannot be terminated earlier except as set forth in the Build-Out Services Agreement or MSA, as applicable.

Revenues for the services provided to related parties included in the Company’s Consolidated Statements of Operations were $38.7 million for the year ended December 31, 2022. Total unbilled invoices and account receivables were $4.8 million and $1.4 million as of December 31, 2022, respectively, and were included in the Company’s Consolidated Balance Sheet.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 20. Assets Held for Sale

    In the fourth quarter of 2022, the Company entered into a non-binding Letter of Intent with a strategic buyer to sell Kasamba, Inc. (“Kasamba”). The transaction is expected to close in the first quarter of 2023.

The business and its associated net assets and liabilities, which represent the Company’s entire Consumer segment, met the criteria for classification as held for sale in accordance with ASC Subtopic 360-10. As such, the net assets and liabilities associated with the transaction were measured at the lower of fair value less costs to sell or the carrying value, and are separately presented in current assets and current liabilities as held for sale in the Consolidated Balance Sheet as of December 31, 2022 and depreciation of long-lived assets ceased. Pursuant to ASC 205-20, the planned divestiture did not meet the criteria for presentation as a discontinued operation.

    The major classes of assets and liabilities held for sale as of December 31, 2022, were as follows:

December 31, 2022
Assets
Cash and cash equivalents	$10,011
Accounts receivable, net	180
Prepaid expenses and other current assets	825
Property and equipment, net	11,223
Goodwill	8,024
Deferred tax assets	721
Total assets held for sale	$30,984

Liabilities
Accounts payable	$4,463
Accrued expenses and other current liabilities	5,122
Deferred revenue	772
Total liabilities related to assets held for sale	$10,357

Note 21. Subsequent Events

On February 20, 2023, the Company and [24]7 entered into a binding Memorandum of Understanding (“MOU”) detailing the terms for settlement and resolution of all litigation matters between the parties. The terms of the resolution are confidential, and provide for an up front settlement as well as entry into a commercial agreement between the parties. All litigation matters between the parties are stayed pending final documentation of the resolution as set forth in the binding MOU, following dismissal of all litigation matters between the parties with prejudice is expected.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2022. Disclosure controls and procedures ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed and summarized within the time periods specified in the Securities and Exchange Commission’s rules and forms, and ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to certain control deficiencies which aggregated to a material weakness in the Company’s internal control over financial reporting as further described below, our disclosure controls and procedures were not effective as of December 31, 2022.

After giving full consideration to this material weakness, and the additional analyses and other procedures our management performed to ensure that the Company’s consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP, our management has concluded that the material weakness did not result in any material misstatements to our previously issued financial statements, nor in the financial statements included in this Form 10-K.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as that term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of its review, management identified deficiencies in the Company’s internal control over financial reporting as of December 31, 2022 that in the aggregate constitute a material weakness as further discussed below. As a result, our management concluded that as of December 31, 2022, our internal control over financial reporting was not effective.

The control deficiencies, which in aggregate constitute a material weakness, were identified in connection with the Company’s previously disclosed review of certain transactions related to its subsidiary WildHealth, which was acquired in February 2022, and primarily include a combination of ineffective operation of controls and inadequate controls related to: formal review, approval, and evaluation of non-core, complex transactions as well as engagement with government agencies; segregation of duties between accounting and contracting approval functions for non-core, complex transactions; and formal review, approval and evaluation of manual journal entries.

Remediation Plan

Our management is committed to maintaining a strong internal control environment. In response to the material weakness discussed above, management, with the oversight of the Audit Committee of the Board of Directors, has dedicated substantial attention and resources to improve our internal controls. The identified control deficiencies are already in the process of being remediated, primarily through the development and implementation of new controls and enhanced procedures for formal review, approval, and evaluation of non-core, complex transactions as well as engagement with government agencies, enhanced accounting staff, enhanced procedures for segregation of duties between accounting and contracting approval functions for non-core, complex transactions, and additional procedures and information technology systems for formal review, approval and evaluation of manual journal entries.

While the foregoing measures are intended to effectively remediate the material weakness described above, it is possible that additional or amended remediation steps will be necessary. As such, the Company will continue to evaluate and implement its remediation plan, and its management may decide to take additional measures to address the control deficiencies that led to the material weakness or modify the remediation steps described above. The material weakness cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively, and we cannot at this time estimate how long it will take to successfully remediate the material weakness. Until the material weakness is remediated, the Company plans to continue to perform procedures to help ensure that its consolidated financial statements are prepared in accordance with GAAP.

The effectiveness of the internal control over financial reporting as of December 31, 2022 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 did not include the internal controls of WildHealth as this business was acquired in February 2022, as discussed in Note 9 – Acquisitions to the consolidated financial statements. This acquisition represented less than 1% of total assets excluding goodwill and intangibles, net, 2% of total revenue, and 10% of total net loss of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. After December 31, 2022, the Company began the remediation steps described above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
LivePerson, Inc.
New York, New York

Opinion on Internal Control over Financial Reporting

We have audited LivePerson’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as “the financial statements”) and our report dated March 16, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified by management regarding certain transactions related to its subsidiary WildHealth, which was acquired in February 2022, and primarily include a combination of ineffective operation of controls and inadequate controls related to: formal review, approval, and evaluation of non-core, complex transactions as well as engagement with government agencies; segregation of duties between accounting and contracting approval functions for non-core, complex transactions; and formal review, approval and evaluation of manual journal entries. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated March 16, 2023 on those financial statements.

As indicated in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of WildHealth, which was acquired on February 7, 2022, and which was included in the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. This acquisition constituted less than 1% of total assets as of December 31, 2022, and 2% and 10% of revenues and net loss, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of WildHeath because of the timing of the acquisition which was completed on February 7, 2022. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of WildHealth.

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

/s/ BDO USA, LLP
New York, New York
March 16, 2023

Item 9B. Other Information

John D. Collins, the Company’s Chief Financial Officer, will serve as the Company’s principal accounting officer effective as of March 16, 2023 (the “Effective Date”) and remains the Company’s principal financial officer. Mr. Collins’ age and biographical information are set forth on page 6 of the Company’s Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on May 2, 2022, in the section entitled “Directors, Executive Officers and Corporate Governance,” and such biographical information is hereby incorporated by reference into this Item. The terms of Mr. Collins’ employment agreement with the Company, which are not changed by his assumption of the role of principal accounting officer, are set forth in the Company’s Current Report on Form 8-K dated August 15, 2022, and such information is hereby incorporated by reference into this Item. Mr. Collins replaced Norman M. Osumi as the Company’s principal accounting officer as of the Effective Date. Mr. Osumi remains employed with the Company.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in the definitive proxy statement for our 2022 Annual Meeting of Stockholders.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, who is our principal executive officer, and other senior financial officers. Our Code of Ethics is available at: www.liveperson.com under “Investor Relations / Corporate Governance.” The Company’s website address provided above is not intended to function as a hyperlink, and the information on the Company’s website is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference herein. The Company will post on this website any amendments to our Code of Ethics.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements. Incorporated by reference to the index of consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
2.Financial Statements Schedules. None.
3.Exhibits. Incorporated by reference to the Exhibit Index immediately following the signature pages to this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2023.

LIVEPERSON, INC.

By:	/s/ Robert P. LoCascio
Name: Robert P. LoCascio
Title: Chief Executive Officer

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Robert P. LoCascio and John D. Collins, and each or any of them, his or her true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments or supplements (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2023.

Signature	Title(s)

/s/ Robert P. LoCascio	Chief Executive Officer and Chairman of the Board of Directors
Robert P. LoCascio	(Principal Executive Officer)

/s/ John D. Collins	Chief Financial Officer
John D. Collins	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bruce Hansen	Director
Bruce Hansen

/s/ Kevin C. Lavan	Director
Kevin C. Lavan

/s/ Jill Layfield	Director
Jill Layfield

/s/ James Miller	Director
James Miller

/s/ Fred Mossler	Director
Fred Mossler

/s/ Vanessa Pegueros	Director
Vanessa Pegueros

/s/ William G. Wesemann	Director
William G. Wesemann

/s/ Yael Zheng	Director
Yael Zheng

EXHIBIT INDEX

Number	Description

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

4.7	Form of 0% Convertible Senior Notes due 2026 (included within the Indenture filed as Exhibit 4.6 hereto)

10.1(a)*	2009 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to LivePerson’s Registration Statement on Form S-8 filed on June 9, 2009)

10.1(b)*	2009 Stock Incentive Plan (amended and restated as of June 7, 2012) (incorporated by reference to Exhibit 99.1 to LivePerson’s Current Report on Form 8-K filed on June 8, 2012 (File No. 000-30141))

10.1(c)*	Forms of Grant Agreements under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q filed on May 6, 2011 (File No. 000-30141))

10.1(d)*
Form of Restricted Stock Unit Award Agreement under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.2*
Form of Indemnification Agreement entered into with Executive Officers and Directors of LivePerson (incorporated by reference to Exhibit 10.6 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed March 13, 2012)

10.3*
Agreement between LivePerson and Monica L. Greenberg, dated as of October 25, 2006 (incorporated by reference to Exhibit 10.8 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed March 13, 2012)

10.4*	Incentive Plan (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on April 28, 2011)

10.5*
Form of Restricted Stock Unit Award Agreement for Robert LoCascio (incorporated by reference to Exhibit 10.13 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.6*
Inducement Plan dated January 19, 2018 (incorporated by reference to Exhibit 10.14 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.7*
Amended Employment Agreement between LivePerson and Robert LoCascio, dated as of December 27, 2017 (incorporated by reference to Exhibit 10.15 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.8*
Long Term Incentive Plan dated July 31, 2018 (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 6, 2018 (File No. 000-30141))

10.9
Form of Capped Call Transaction Confirmation relating to the 0.750% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 10.1 to LivePerson’s Form 8-K filed on March 5, 2019 (000-30141))

10.10
Form of Additional Capped Call Transaction Confirmation relating to the 0.750% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 10.1 to LivePerson’s Form 8-K filed on March 14, 2019 (000-30141))

10.11*
Nonstatutory Stock Option Agreement, by and between LivePerson, Inc. and Robert P. LoCascio, dated as of February 21, 2019 (incorporated by reference to Exhibit 10.3 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 7, 2019 (File No.000-30141))

10.12*
2009 Stock Incentive Plan Restricted Stock Unit Award Agreement, by and between LivePerson, Inc. and Robert P. LoCascio, dated as of February 21, 2019 (incorporated by reference to Exhibit 10.4 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 7,2019 (File No. 000-30141))

10.13*	LivePerson, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to LivePerson’s Registration Statement on Form S-8 filed on August 14, 2020 (File No. 333-245808))

10.14*	LivePerson, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to LivePerson’s Registration Statement on Form S-8 filed on November 13, 2019 (File No. 333-234676))

10.15
Form of Base Capped Call Transaction Confirmation relating to the 0% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K/A filed on December 10, 2020 (File No. 000-30141))

10.16
Form of Additional Capped Call Transaction Confirmation relating to the 0% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.2 to LivePerson’s Current Report on Form 8-K/A filed on December 10, 2020 (File No. 000-30141))

10.17
Agreement, dated as of July 20, 2022, by and among LivePerson, Inc. and the Starboard parties set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on July 21, 2022 (File No. 000-30141))

10.18*
Letter between LivePerson and John D. Collins, dated as of August 9, 2022 (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 8, 2022 (File No. 000-30141))

10.19*
Offer Letter between LivePerson and Norman Osumi, dated as of January 25, 2021 (incorporated by reference to Exhibit 10.27 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on May 2, 2022 (File No. 00030141))

10.20*	Form of Restricted Stock Unit Agreement under the 2019 Stock Incentive Plan

10.21*	Form of Option Agreement under the 2019 Stock Incentive Plan

21.1	Subsidiaries of the Registrant

23.1	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm

24.1	Power of Attorney, pursuant to which amendments to this report may be filed (included on the signature page contained in Part IV of this Annual Report on Form 10-K)

31.1	Certification by principal executive officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by principal financial officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL)

*    Management contract or compensatory plan or arrangement
**    The certifications furnished as Exhibit 32.1 and Exhibit 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.