Form 10-K/A
period 2022-12-31
LIVEPERSON INC
filed 2023-05-01
CIK 1102993

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

LIVEPERSON, INC.
AMENDMENT NO. 1 TO 2022 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

LivePerson, Inc. (“LivePerson”, the “Company”, “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 originally filed with the Securities and Exchange Commission (the “SEC”) by the Company on March 16, 2023 (the “Original Form 10‑K”), solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was omitted from the Original Form 10‑K in reliance on General Instruction G(3) to Form 10-K, which permits such information to be incorporated by reference from a registrant’s definitive proxy statement, if filed with the SEC not later than 120 days after the end of the fiscal year covered by a Form 10-K (or as such deadline may be extended pursuant to Rule 0-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “Filing Deadline”). We will not have filed our definitive proxy statement by the Filing Deadline and are therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this Amendment about LivePerson that are not historical facts are forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about LivePerson and our industry. Our expectations, assumptions, estimates and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, assumptions, estimates and projections will be realized. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition (including based on examinations of historical operating trends) and management strategies. Many of these statements are found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Original Form 10-K. When used in this Amendment, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” and variations of such words or similar expressions are intended to identify forward-looking statements. However, not all forward-looking statements contain these words. Forward-looking statements are subject to risks and uncertainties that could cause actual future events or results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Amendment include those set forth in the section of the Original Form 10-K entitled “Risk Factors.” It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We do not undertake any obligation to revise forward-looking statements to reflect future events or circumstances. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following is a brief biographical summary of the experience of our directors, including their ages as of May 1, 2023.

Jill Layfield, 48, Ms. Layfield currently serves as CEO of James Michelle Jewelry, a digitally-native, direct-to-consumer, jewelry company. Ms. Layfield has served in this role since June of 2022. Ms. Layfield co-founded Tamara Mellon, a digitally-native, luxury retail company, where she served as CEO from July 2016 to December 2021 and assisted in launching the first-ever digitally-led, direct-to-consumer luxury footwear brand. From November 2004 until July 2016, Ms. Layfield served in various roles at Backcountry.com, including as President and CEO from January 2011 to December 2015. During her time at Backcountry.com she significantly grew the company and successfully sold the business to TSG Consumer Partners for $350 million. Ms. Layfield also held various marketing positions at several major Silicon Valley companies. Ms. Layfield currently sits on the board of directors for The Orvis Company. Additionally, Ms. Layfield previously sat on the boards of directors of Camber Outdoors and SmartPak Equine. Ms. Layfield received a B.A. degree in Communications—Journalism from Santa Clara University. Ms. Layfield is recognized as an innovator and industry expert in combining organizational change and advanced technologies to retool customer care for the digital, mobile era. Ms. Layfield serves as Chair of the Compensation Committee and also serves on the Audit Committee and Nominating and Corporate Governance Committee.

Ms. Layfield brings to the Board a deep experience in the retail and technology sector, operational expertise and unique expertise transforming customer experience and forging meaningful, high-quality connections between brands and consumers.

James Miller, 59, Mr. Miller brings over 20 years of board, C-Suite and executive experience at leading technology and e-commerce companies such as Google, Wayfair, The RealReal, Amazon, Sanmina-SCI and Cisco. Mr. Miller served as Chief Technology Officer of Wayfair, Inc. from 2019 to 2022. Prior to Wayfair, he served as Chief Executive Officer of AREVO Inc., a 3-D printing company, and previously held executive leadership roles at Google including Vice President of Operations, Ads and Commerce, and Vice President of Worldwide Operations & Google Energy LLC. Prior to joining Google, Miller was Executive Vice President at Sanmina-SCI Corporation, one of the world’s largest electronic manufacturing service providers. Miller has also held executive roles in operations and supply chain at FirstSolar, Inc., Cisco Systems, Inc. and Amazon.com, Inc. Miller currently serves on the boards of The RealReal, Inc., a Nasdaq-listed online luxury resale store and Brambles Ltd., an ASX-listed supply-chain logistics company. He previously served on the board of Wayfair before becoming its Chief Technology Officer, and ITRenew, Inc., a privately-held global provider of data sanitization and IT asset disposition (ITAD) services. Mr. Miller serves on the Nominating and Corporate Governance Committee and the Operating Committee.

Mr. Miller brings to the Board extensive experience in scaling rapidly-growing internet companies, technological and operational expertise and significant knowledge of financial management and corporate strategy.

Fred Mossler, 56, Mr. Mossler brings experience as an executive, investor and entrepreneur. He has been an independent consultant, entrepreneur and philanthropist since June 2016. From August 1999 until June 2016, Mr. Mossler worked in various senior leadership positions at Zappos, including Senior Vice President of Merchandising, and helped Zappos grow into a company with more than $1 billion in gross merchandise sales before it was bought by Amazon in 2009. From September 1991 to August 1999, Mr. Mossler worked in various positions at Nordstrom. In addition to Mr. Mossler’s career in e-commerce and retail, he assisted with the launch and building of, and previously served on the board of, Downtown Project, a company dedicated to helping revitalize part of downtown Las Vegas through investment in small businesses, tech startups, real estate, arts, culture and education. Mr. Mossler founded Honus Capital LLC, a hands-on investment fund for Las Vegas-area entrepreneurs. He also co-founded the popular Mexican restaurant chain Nacho Daddy. Mr. Mossler graduated from Southern Oregon University with a B.S. degree in Business. Mr. Mossler serves on the Compensation Committee and the Nominating and Corporate Governance Committee.

Mr. Mossler brings to the Board significant expertise in call center services, in addition to extensive experience in consumer-facing industries and consumer experience more broadly. Mr. Mossler also has extensive experience in assisting with business growth and providing both knowledge of technology, e-commerce, and product merchandising knowledge.

Bruce Hansen, 64, Mr. Hansen brings three decades of experience building companies across the burgeoning big data, AI/analytics, and fintech industries to LivePerson. He previously co-founded and served as Chairman and CEO of ID Analytics (now part of LexisNexis Risk Solutions), a leader in consumer risk management software solutions from 2002 to 2012. Prior to ID Analytics, Mr. Hansen was President at HNC Software Inc., a global AI software provider in financial services, wireless, and healthcare, which was acquired by FICO in 2002. Earlier in his career, he held executive roles at Center for Adaptive Systems Applications (CASA) Inc., CitiGroup, ADP, and JPMorgan Chase. Currently, Mr. Hansen serves as board chair at Verisk Analytics, Inc., which offers leading data analytics technology, and board member at Mitek Systems, Inc., a provider of identity verification solutions. Previously, Mr. Hansen served on the boards of RevSpring, Inc., a private company providing consumer communications, billing, and payments solutions, GDS Link, a private provider of customer-centric risk management and process automation solutions, Performant Financial Corp, a healthcare payment integrity company, and Zyme, a leading channel data management cloud platform that is now part of E2Open. Mr. Hansen holds an M.B.A. in finance from The University of Chicago’s Booth School of Business and an A.B. in economics from Harvard University. Mr. Hansen serves on the Audit Committee and the Operating Committee.

Mr. Hansen brings to the Board management and operations experience gained as a senior executive of multiple data analytics businesses, current and past service on other public company boards, and a global perspective in areas such as product innovation and technology expertise, with particular knowledge of AI and fintech.

Vanessa Pegueros, 58, Ms. Pegueros brings over three decades of experience and leadership in software, technology and cybersecurity to LivePerson. Most recently, she served as the Chief Trust & Security Officer of Onelogin, Inc., the identity platform for secure, scalable and smart experiences that connect people to technology. Prior to that, Ms. Pegueros served as Vice President and Chief Information Security Officer of DocuSign, Inc., the world’s leading way to electronically sign and manage contracts. Ms. Pegueros also previously served as Senior Vice President of Information Security at U.S. Bancorp; Chief Information Security Officer at Expedia Group, Inc.; and First Vice President, Security Assessment Services at Washington Mutual, Inc. Currently, Ms. Pegueros serves on the board of Prisidio Inc., a cloud-based secure digital vault, and as a member of the Audit Committee of Boeing Employee Credit Union. Previously, Ms. Pegueros served on the board of Carbon Black, Inc., an endpoint security company, which was acquired by VMware, Inc. in October 2019. Ms. Pegueros holds an M.B.A. and Public Management Certificate from Stanford Graduate School of Business, a M.S. in Telecommunications from the University of Colorado at Boulder, and a B.S. in Mechanical Engineering from the University of California at Berkeley. She is Directorship Certified through the NACD as well as a certified Qualified Technology Expert through the Digital Directors Network. She also holds GSEC, CRISC, CISM, and CISSP security certifications as well as the Certified Information Privacy Professional Europe (CIPP/E) privacy certification. Ms. Pegueros serves as chair of the Operating Committee and also serves on the Compensation Committee and Nominating and Corporate Governance Committee.

Ms. Pegueros brings to the Board extensive senior leadership experience, technological expertise and innovation, and deep knowledge in the areas of governance and organizational management.

William G. Wesemann, 66, Mr. Wesemann brings experience as an executive, board member and investor in various technology companies. Mr. Wesemann has been an independent consultant and an independent investor since 2002 in the software and consumer services industries. In addition to his role as a member of the Board, Mr. Wesemann has served on the board of directors of Aclarion, Inc. (Nasdaq: ACON), a medical SAAS company that listed on Nasdaq in 2022, since 2016 and has served as its Lead Independent Director since 2022. He also serves on the boards of directors of several privately-held companies, including STATIONHEAD, a social audio company, and Mylio, a photo management company. From March 2016 until January 2019, Mr. Wesemann was CEO of LARC Networks Inc., a communication, security and privacy technology developer. Earlier in his career, Mr. Wesemann was CEO of NextPage, Inc., a provider of document management systems, CEO of netLens Inc., a peer-to-peer platform for creating distributed applications that was acquired by NextPage, and Vice President of Sales of Genesys Telecommunications Laboratories, Inc., a leader in computer-telephony integration. Mr. Wesemann received a B.A. degree from Glassboro State College (now called Rowan University). Mr. Wesemann serves as Chair of the Nominating and Corporate Governance Committee and also serves on the Audit Committee and Compensation Committee.

Mr. Wesemann brings to the Board notable technology, software and sales experience, in addition to extensive CEO, management and board experience at public and private software and technology companies.

Kevin Lavan, 70, Mr. Lavan currently serves as Chief Financial Officer of Autoclear LLC, a designer, builder and distributor of security systems, a role he has held since February 2016. Prior to his current role, Mr. Lavan was an independent consultant to the media and entertainment industries, building on his leadership experience across entertainment, media and direct and digital marketing. Between April 2010 and December 2014, Mr. Lavan was a Senior Vice President, Worldwide Controller of IMG, an international and diversified sports, entertainment and media company. He also served in various executive roles at Paradysz Matera Company, Inc., MDCPartners, Inc., Now Marketing, Inc. and Wunderman, a marketing division of Young & Rubicam Inc., and previously served as an independent consultant to marketing services organizations. Earlier in Mr. Lavan’s career, he held various finance roles at Young & Rubicam, Viacom Inc. and Viacom’s subsidiary, MTV Networks. Mr. Lavan holds a B.S. degree from Manhattan College and is a Certified Public Accountant. Mr. Lavan serves as Chair of the Audit Committee and also serves on the Compensation Committee and Operating Committee.

Mr. Lavan brings to the Board a highly relevant perspective in digital marketing and advertising, as well as extensive operating and financial senior management experience.

Robert P. LoCascio, 54, Mr. LoCascio has been CEO and Chairman since founding the Company in 1995 with the invention of Web Chat. As founder and CEO, Mr. LoCascio deeply understands the technology and business of LivePerson and has been an integral part of driving the Company’s market leadership in Conversational Artificial Intelligence and building its best-in-class AI platform. In addition to his role at LivePerson, Mr. LoCascio is a founding board member of EqualAI, an organization which works with companies, policymakers, and experts to reduce bias in AI. Mr. LoCascio has been widely recognized for his leadership in the technology space and was the winner of the 2015 Smart CEO Circle of Evidence Award and was named a New York City Ernst & Young Entrepreneur of the Year finalist in 2001 and 2008. Mr. LoCascio is also a founding member of the NYC Entrepreneurs Council of the Partnership for New York City. In 2001, Mr. LoCascio started the Dream Big Foundation with its first program, FeedingNYC, which gives families in need a Thanksgiving dinner. To date, FeedingNYC has delivered meals to approximately 90,000 families. Its second program, the Dream Big Entrepreneurship Initiative, launched in 2014 to fund, mentor, coach and empower local entrepreneurs in underserved communities. Mr. LoCascio received a B.B.A. degree from Loyola College.

Mr. LoCascio brings to the Board a unique perspective of LivePerson’s business and his strategic vision and operational insights as the Company founder and CEO. In addition, the Company values Mr. LoCascio’s extensive technology experience, specifically in the cloud-based technologies space, as well as his strong entrepreneurial background.

Yael Zheng, 58, Ms. Zheng brings over two decades of experience and leadership in B2B software, marketing and customer engagement to LivePerson. Most recently, Ms. Zheng served as Chief Marketing Officer of Bill Holdings, Inc., a provider of cloud-based software that automates back-office financial operations for small and midsize businesses. Before that, she served as Chief Marketing Officer at Tintri, Inc., a virtualization focused storage company. Ms. Zheng also previously served, on a consulting basis, as Head of Marketing of Medallia, Inc., a company offering SaaS customer experience and enterprise feedback management software. Prior to that, as part of the executive team at VMware, Inc, a software company providing cloud computing infrastructure and services, Ms. Zheng served as Vice President of Corporate and Worldwide Marketing, and Vice President of Global Support Services. Ms. Zheng currently serves on the boards of MeridianLink, Inc., a provider of cloud-based products and services that enable financial institutions to streamline digital lending for consumers and businesses; BillTrust, Inc., a provider of cloud-based B2B accounts receivable automation products and services; and Splashtop, Inc., a remote access and remote support software company. Previously, Ms. Zheng served on the boards of Poly Inc., a global communications technology company until its acquisition by HP, Inc in August, 2022; and Stella Connect Inc., a customer feedback software company, which was acquired by Medallia in September 2020. She holds a NACD Directorship Certification from the National Association of Corporate Directors. Ms. Zheng holds an M.B.A. from the Haas School of Business at the University of California, Berkeley and a B.S. in Materials Science and Engineering from the Massachusetts Institute of Technology. Ms. Zheng serves on the Audit Committee and Compensation Committee.

Ms. Zheng brings to the Board notable insights in corporate strategy and product innovation, executive leadership experience and go to market expertise.

The following is a brief biographical summary of the experience of the executive officers of LivePerson, including their ages as of May 1, 2023.

Name	Age	Position(s)
Robert P. LoCascio	54	Chief Executive Officer & Chairman of the Board
John D. Collins	41	Chief Financial Officer
Monica L. Greenberg	54	Executive Vice President of Public Policy & General Counsel
Norman M. Osumi	58	Senior Vice President, Chief Accounting Officer

Robert P. LoCascio’s biography can be found above in this Amendment, and is included with the biographies of the other members of the Board. Biographies for our other executive officers are listed below.

John D. Collins has served as our Chief Financial Officer since February 2020. Mr. Collins joined LivePerson in September 2019 to lead the development of automations and machine learning to support strategic decision making and predictive analytics as SVP of Quantitative Strategy. In 2013, Mr. Collins co-founded Thasos, a New York City-based predictive intelligence company powering large-scale equity trading platforms. Mr. Collins served in various capacities at Thasos, including, most recently, as an Advisory Board Member, as its Chief Product Officer (2016–2019) and as its Portfolio Manager (2013–2016). Prior to that, Mr. Collins held roles in the financial services industry, including regulating financial firms at the NYSE, and structuring transactions in leveraged finance at Credit Suisse. Mr. Collins received his J.D. from Chicago-Kent College of Law at Illinois Institute of Technology, his M.B.A. from the Massachusetts Institute of Technology, and his B.S. from the University of Central Florida.

Monica L. Greenberg has served as our Executive Vice President of Public Policy and General Counsel since April 2019, our Executive Vice President, Corporate Development, Strategic Alliances and General Counsel from December 2017 to April 2019, our Executive Vice President, Business Affairs and General Counsel from February 2014 to December 2017, and our Senior Vice President, Business Affairs and General Counsel from November 2006 to February 2014. From May 2004 until October 2006, Ms. Greenberg was an independent consultant. From April 2000 until April 2004, Ms. Greenberg served as Vice President, General Counsel and Senior Corporate Counsel of Nuance Communications, Inc. Previously, from January 1999 to March 2000, Ms. Greenberg was the principal of a small business. From July 1996 to December 1998, Ms. Greenberg was associated with the law firm of Wilson Sonsini Goodrich & Rosati in Palo Alto, California. From September 1994 to July 1996, Ms. Greenberg was associated with the law firm of Willkie Farr & Gallagher in New York, New York. Ms. Greenberg received her J.D. from Boston University School of Law, where she was a member of the Boston University Law Review, and a B.A. from the University of Pennsylvania.

Norman M. Osumi has served as our Senior Vice President and Chief Accounting Officer since March 9, 2021. Prior to joining LivePerson, Mr. Osumi served in senior finance and accounting roles at Symantec, now known as NortonLifeLock, from October 2007 to February 2021. Prior to that, Mr. Osumi held the position of Vice President of Finance at VeriSign, Inc. from 2004 to 2007, Associate Vice President & Corporate Controller at NEC Electronics America, Inc. from August 1998 to July 2004, and served as Director of Finance at Gymboree Corporation from 1996 to 1998. Mr. Osumi started his career at PricewaterhouseCoopers and received a B.S. from Loyola Marymount University. Mr. Osumi is a Certified Public Accountant.

Audit Committee
The Audit Committee appoints our independent registered public accounting firm, reviews the plan for and the results of the independent audit, approves the fees of our independent registered public accounting firm, reviews with management and the independent registered public accounting firm our quarterly and annual financial statements and our internal accounting, financial and disclosure controls, reviews and approves transactions between LivePerson and its officers, directors and affiliates, oversees whistleblower procedures, and performs other duties and responsibilities as set forth in a charter approved by the Board. The charter of the Audit Committee is available at https://ir.liveperson.com/corporate-governance/governance-overview. Each member of the Audit Committee is independent, as “independence” is defined for purposes of Audit Committee membership by the listing standards of Nasdaq and the applicable rules and regulations of the SEC. The Audit Committee held four meetings during the fiscal year ended December 31, 2022 (the “2022 Fiscal Year”).

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
Delinquent Section 16(a) Reports
The members of our Board, our executive officers and persons and entities who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires each of them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based solely upon a review of the copies of Section 16(a) reports that LivePerson has received from such persons or entities, and the written representations received from the reporting persons that no other reports were required, for transactions in our common stock and their common stock holdings for the 2022 Fiscal Year, LivePerson believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its directors, executive officers and beneficial owners of more than 10% of its common stock, other than one late Form 4 filed on behalf of each of Messrs. Cu, Lavan, Mossler, Wesemann and Ms. Layfield, with respect to one transaction each for receipt of their standard annual board equity compensation in 2022.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes our executive compensation program for our Named Executive Officers (“NEOs”) for Fiscal Year 2022, listed below. The CD&A also describes the process followed by the Compensation Committee of the Board (referred to as the “Compensation Committee” or the “Committee” in this CD&A) for making pay decisions with respect to our NEOs, as well as its rationale for specific decisions related to Fiscal Year 2022 NEO compensation matters. For Fiscal Year 2022, our NEOs included:

•Robert P. LoCascio, our President and CEO;
•John D. Collins, our Chief Financial Officer;
•Monica L. Greenberg, our Executive Vice President of Public Policy and General Counsel; and
•Norman M. Osumi, our Senior Vice President and Chief Accounting Officer.

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

2022 Executive Compensation Program Highlights

Compensation program aligned with growth. Approximately 79% to 80% of our NEO’s target compensation is variable and at risk.

Enhanced equity risk mitigation policies. Consistent with our commitment to best governance practices, we have adopted robust stock ownership guidelines for our executives, including 5x base salary for the CEO and 2x base salary for other NEOs.

Annual incentives balance goals between key drivers. Performance metrics for the annual incentive program include revenue to incentivize top line growth and Adjusted EBITDA to emphasize disciplined profitability, two of the key drivers of our long-term growth. Annual performance bonuses for our NEOs were paid out at 42.5% of target amounts for Fiscal Year 2022.

In response to stockholder feedback, we introduced performance-vesting RSUs to the 2022 long-term incentive program for executives. Commencing in Fiscal Year 2022, long-term incentive equity grants for our NEOs include performance-vesting RSUs with vesting tied to a three-year performance period and the achievement of financial performance and relative Total Shareholder Return metrics. We believe the introduction of our performance-vesting RSUs further strengthens alignment between the interests of our executives with those of our stockholders, as we continue to evolve our compensation program.

CFO Employment Agreement. We entered into a formal employment agreement with John D. Collins memorializing key terms and conditions of his employment as our Chief Financial Officer.

Stockholder Engagement and Say on Pay
We believe that regular, transparent communications with our stockholders are essential to our long-term success. We value the opinions of our stockholders and we are committed to a robust stockholder engagement program to solicit feedback and encourage open, transparent and candid discussion about the strategic priorities, governance programs and sustainability priorities that are important to our stockholders.

Each year, we carefully consider the results of our stockholder advisory say-on-pay vote from the preceding year. At our 2022 annual meeting of stockholders, over 94% of the votes cast supported our executive compensation program. We are pleased with the support we received in 2022 as we continue to evolve our executive compensation program with the interests and perspectives of our stockholders in mind. In this regard, based on stockholder feedback, as part of the 2022 long-term incentive program design, the Board adopted a new long-term incentive program structure that incorporates a performance-based RSU component as part of our annual equity grants to NEOs. The first performance-vesting RSU grants were awarded to our NEOs in July of 2022, (as more fully described below in the section of this Amendment titled “Long-Term Incentives – Annual Equity-Based Awards”). We will continue to evaluate and evolve our performance compensation programs over time in response to stockholder feedback and consistent with best practices.

We engage with our stockholders in a variety of ways, including as follows:

a.We regularly speak with stockholders, prospective stockholders and investment analysts;
b.We participate in equity conferences and investor events across the United States; and
c.We also directly engage with stockholders to solicit feedback on the following matters: executive compensation, environmental, social and governance strategies and practices and other topics of interest related to our business.

As part of our engagement efforts, we seek to provide our investors with insight into our business and practices, answers to their questions, and responses to the valuable insight and feedback they share. We also review and discuss stockholder feedback internally to help ensure we are proactively assessing and informing our policies, programs and areas of focus, as well as balancing the priorities of our stockholders. We intend to continue our efforts to engage with, and solicit feedback from, our stockholders and will, in turn, carefully consider, and may implement, revisions to our compensation programs as a result of that feedback, as we have done for our 2022 program with the adoption of performance-vesting RSUs. In connection with our agreement with Starboard Value LP in December 2022 three new independent directors joined our Board, and we expanded our Compensation Committee to include one of those new directors.

Compensation Governance
We believe the following practices and policies, embedded in our current NEO compensation plans and programs, promote sound compensation governance and are in the best interests of our stockholders and executives:

	What We Do		What We Don’t Do
✓	Emphasize variable incentive pay, including performance-vesting equity grants for NEOs	✗	No excise tax gross-ups
✓	Maintain a clawback policy covering all incentive awards	✗	No guaranteed bonuses
✓	Maintain a fully independent Compensation Committee	✗	No excessive perquisites or excessive cash severance
✓	Retain an independent compensation consultant	✗	No option repricing or exchange without stockholder approval
✓	Design compensation programs that would not encourage excessive risk taking	✗	No hedging
✓	Cap bonus payouts	✗	No dividends paid on unvested equity awards

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

Pay for Performance	A significant portion of an executive’s total compensation should be variable and at risk and aligned with our short- and long-term performance results.
Stockholder Alignment	Executives should be compensated through pay elements (annual- and long-term incentives) designed to align executive compensation with the creation of long-term value for our stockholders.
Competitiveness	Target compensation should be set at a level that is competitive with that being offered to individuals holding comparable positions at other companies with which we compete for business and leadership talent.
Attraction and Retention	The executive compensation program should enable the Company to attract and retain high-potential team players with exceptional leadership capabilities who want to build a long-term career with the Company.

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
• Based on job scope, level of responsibilities, individual performance, experience and market levels.

Annual Incentive	Cash or Equity (Variable)	• Focuses executives on achieving important annual financial and strategic goals that drive stockholder value.
• Rewards attainment of annual business goals.
• Allows for assessment of individual performance and contribution.
• Form of award settlement determined by the Compensation Committee as part of annual bonus plan design determination.
• Potential payout capped at 2 times an NEO’s target bonus opportunity.
Long-Term Incentives	Equity (Variable)	• Provides incentives for executives to execute on longer-term financial and strategic growth goals to maintain focus on long-term stockholder value creation.
• Supports the Company’s executive retention strategy.
• In 2022, long-term incentives included performance-vesting RSUs (for all NEOS) and time-vesting RSUs (for NEOs other than the CEO), promoting a mix of incentives focused on retention and achievement of long-term Company performance metrics, including operational and relative shareholder return goals.

The Company also offers certain benefits, including medical, dental and life insurance benefits, a deferred compensation program and retirement savings that it considers to be consistent with industry practices and important for competitive recruitment and retention. The NEOs are eligible to participate in these programs on the same basis as our other employees. The Company does not offer special benefits such as supplemental executive retirement plans, perquisites, tax gross-ups or tax equalization.

Pay Mix

In accordance with our executive compensation philosophy, the charts below illustrate the target annual total direct compensation (base salary, which includes benefits), target annual incentive opportunity, and the grant date fair value of long-term equity-based incentives awarded in 2022 of our CEO, and all other NEOs, for Fiscal Year 2022, which shows our emphasis on variable, at-risk compensation.

As illustrated by the charts above, a majority of the CEO’s and other NEOs’ target pay is incentive-based, and therefore is considered “at risk.” This incentive-based compensation, for each NEO, includes an annual bonus award, determined based on the Company’s success over certain financial metrics and paid in cash in the first quarter of Fiscal Year 2023, and long-term incentive awards delivered in the form of RSU awards, one-third of which are performance-vesting units for NEOs other than our CEO, and 100% of which are performance-vesting units for our CEO in Fiscal Year 2022. As explained below in the section of this Amendment titled “Long-Term Incentives – Annual Equity-Based Awards”), our CEO declined to accept a time-vesting RSU grant in 2022, which made his long-term incentive award allocation smaller than it would have been otherwise. The percentages set forth above are measured at the time of grant. In reality, the value of the compensation package increases as the value of our shares increase, and the value of the compensation package decreases as our share value decreases. This approach directly aligns our CEO’s interests with those of our stockholders in both times of share price growth and times of share price pressure.

The Role of the Compensation Committee
The Compensation Committee, composed of independent, non-employee members of the Board, oversees the executive compensation program for our NEOs. The Compensation Committee works very closely with an independent compensation consultant, Compensia, the terms of whose engagement are described in the section of this Amendment titled “The Role of the Independent Compensation Consultant.” The Committee also seeks the input of management to examine the effectiveness of the Company’s executive compensation program throughout the year. The Compensation Committee reviews executive compensation and market and peer compensation data annually, in conjunction with annual operational and financial planning for the current fiscal year and periodically as needed for specific executive compensation issues that may arise at other times. The Compensation Committee makes final determinations regarding compensation for the CEO and our other executive officers in its sole discretion. Details of the Compensation Committee’s authority and responsibilities are specified in the Compensation Committee’s charter, which may be accessed at our website, www.liveperson.com, by selecting “Investor Relations,” and then “Governance,” and then “Governance Overview.”

The Role of Management
Our CEO, with input from a committee of senior executives, assists the Compensation Committee by presenting it with proposals and recommendations for NEO compensation levels (other than for himself), information on Company performance and the individual performance of each NEO, and management’s perspective and recommendations on compensation design matters (except that the CEO and senior executives, to the extent present, recuse themselves from that portion of the Compensation Committee meetings involving their own compensation).

The Role of the Independent Compensation Consultant
Under its charter, the Compensation Committee has the authority to retain an independent compensation consultant to provide expertise on competitive pay practices, program design, and an objective assessment of the inherent risks of any compensation programs. The Compensation Committee engaged Compensia as the Committee’s independent compensation consultant in August 2021. Compensia regularly refreshes the Company’s market benchmarking analysis utilizing an appropriate peer group, works with the Company to review bonus awards under its short-term incentive bonus program, and focused in Fiscal Year 2022 on development and implementation of an updated long-term equity compensation program that introduces the use of performance share units as part of the annual equity grant mix for executive officers (as more fully described below in the section of this Amendment titled “Long-Term Incentives – Annual Equity-Based Awards”). Compensia also advised on the Company’s broader equity strategy, including assessment of our total budget and underlying parameters, and provides market benchmarking analysis for director compensation.

The Compensation Committee conducted an independence assessment of Compensia in accordance with SEC and Nasdaq rules. Based on this review, the Committee is not aware of any conflicts of interest raised by the work performed by Compensia that would prevent Compensia from serving as an independent consultant to the Compensation Committee. The Compensation Committee’s compensation consultant reports directly to the Compensation Committee, and Compensia has not provided any additional services to the Company or management in Fiscal Year 2022.

The Role of Competitive Pay Positioning/2022 Benchmarking
As part of the compensation-setting process for Fiscal Year 2022, the Compensation Committee reviewed surveys and market data provided by Compensia to evaluate compensation levels and practices for the NEOs. After consideration of the data collected on external competitive levels of compensation and internal relationships within the executive group, the Compensation Committee reviewed and approved Fiscal Year 2022 target total compensation opportunities for executives based on the need to attract, motivate and retain an experienced and effective management team.

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

For purposes of setting compensation for Fiscal Year 2022, the Compensation Committee utilized a compensation peer group of 17 companies. The Fiscal Year 2022 peer group remained consistent with the peer group utilized for compensation determinations in Fiscal Year 2021 as originally adopted by the Compensation Committee in the fourth quarter of Fiscal Year 2019 and includes the companies listed in the table below. In developing an appropriate comparator group, the following criteria served as key drivers: industry (inclusive of business scope and business mix), size (market capitalization and revenue), revenue growth rate, gross margin, number of employees and location. The Compensation Committee will continue to work with Compensia to determine if any adjustments to the peer group are appropriate for future compensation determinations.

BlackLine, Inc.	MongoDB, Inc.	Twilio Inc.
Box, Inc.	New Relic, Inc.	Varonis Systems, Inc.
Datadog, Inc.	Nuance Communications, Inc. *	Yext, Inc.
8x8, Inc.	PROS Holdings, Inc.	Zendesk, Inc. *
Five9, Inc.	Slack Technologies, Inc. *	Zuora, Inc.
HubSpot, Inc.	Momentive Global (formerly SVMK, Inc.)
* Slack Technologies Inc., Nuance Communications, Inc. and Zendesk, Inc. were acquired on July 21, 2021, March 4, 2022, and November 22, 2022, respectively. Slack Technologies, Inc. and Nuance Communications, Inc. were subsequently removed from the peer group list in respect of 2023 compensation decisions.

2022 Compensation Program in Detail
Base Salary

The Compensation Committee believes that our executive base salaries should reflect competitive levels of pay and factors unique to each executive such as experience and breadth of responsibilities, performance, individual skill set, time in the role and internal pay parity. Salary adjustments are generally approved during the first quarter of the calendar year and implemented during the second quarter. In April 2022, the Company implemented salary increases for John D. Collins and Monica Greenberg, as set forth in the table below, in consideration of their performance and market data. No other base salary increases were made for the NEOs in Fiscal Year 2022.

NEO	Base salary as of December 31, 2021 ($)	Base salary as of December 31, 2022 ($)	% Adjustment
Robert P. LoCascio	611,820	611,820	—%
John D. Collins	450,000	525,000	16.6%
Monica L. Greenberg	400,000	450,000	12.5%
Norman M. Osumi	340,000	340,000	—%

Annual Incentive Compensation

Our NEOs are provided the opportunity to earn a performance-based annual bonus. The annual bonus plan is designed to provide awards to such individuals as an incentive to contribute to and reward revenue growth, profitability and execution on our strategic corporate objectives.

Actual bonus payouts depend on the achievement of pre-established financial performance objectives and the Compensation Committee’s assessment of contributions toward our strategic corporate objectives, as well as the individual’s target bonus amount.

Target annual bonus opportunities are expressed as a percentage of base salary and were established by the Compensation Committee in consideration of the NEO’s level of responsibility and his or her ability to impact overall results. The Compensation Committee also considers market data in setting target award amounts. For the 2022 Fiscal Year, target award opportunities were as follows:

NEO	Target Bonus as a % of Salary	Target Bonus ($)
Robert P. LoCascio	100%	611,820
John D. Collins (1)	55%	278,437
Monica L. Greenberg (1)	50%	218,750
Norman M. Osumi	35%	119,000
(1) Mr. Collins’ and Ms. Greenberg’s base salaries were each increased as of April 1, 2022. The target bonus listed above represents the blended target bonus amount taking into account their base salary adjustment.

Annual bonus payouts are based on achievement of financial objectives, and the related performance goals for each objective established by the Compensation Committee in consultation with the CEO. The Company believes it is important to focus on both top line growth (revenue), as well as profitability. The Compensation Committee therefore chose Revenue and Adjusted EBITDA (defined below) as the relevant financial performance metrics for 2022 annual bonuses, consistent with the financial metrics used in prior years. For this purpose, “Adjusted EBITDA” means net (loss) income, before provision for (benefit from) income taxes, interest income (expense), net, other income (expense), net, depreciation and amortization, stock-based compensation, restructuring costs, transaction-based acquisition costs, contingent earn-out adjustments and other non-cash charges.

While maintaining consistent use of Revenue and Adjusted EBITDA as the financial metrics for the annual bonus program over the last several years, the Committee reevaluates the applicable weightings each year in order to emphasize the measure best suited to drive desired business outcomes. For 2022, the Compensation Committee set the weighting at 50% for the Revenue metric (the “Revenue Goal”) and 50% for the Adjusted EBITDA metric (the “EBITDA goal”). The Compensation Committee sets threshold, target and maximum goals for each of the Revenue Goal and EBITDA Goal. Executives are eligible for payments for achievement between the threshold, target and maximum achievement goals based on a pre-determined scale set by the Compensation Committee (with 100% payout for achievement of the target goals). In the case of substantial outperformance of the Company’s financial goals, bonuses for the NEOs may be awarded up to a cap of 200% of target.

The table below summarizes the Revenue and Adjusted EBITDA performance goals and outcomes with respect to the 2022 annual bonus program:

Goal	Weighting	Goals Threshold/ Target/Maximum ($M)	Achievement Level ($M)	Payout % Achievement	Weighted Average Achievement
2022 Revenue	50%	535.3/554.1/610.6	514.8	0%	0%
2022 Adjusted EBITDA	50%	(15)/0/15	(7.0)*	85%	42.5%
Total for Financial Metrics	100%				42.5%

* For purposes of calculating the achievement of the Adjusted EBITDA portion of our annual bonus program, we determined Adjusted EBITDA assuming that annual bonuses were paid in RSUs and therefore did not result in cash expenses. This is because our Adjusted EBITDA goals were set assuming annual bonuses would be paid in the form of RSUs as has been done in prior years, however, ultimately, the Company determined to pay bonuses in cash in 2023 in light of remaining capacity under the 2019 Stock Incentive Plan and to reduce dilution to our stockholders.

The Compensation Committee did not revise any NEO bonus amounts based on individual performance or strategic objectives. The table below sets forth the target bonus and earned bonus for each NEO for 2022, which were paid in cash:

NEO	Target Bonus ($)	Earned Bonus ($)	Earned Bonus (as a % of Target)
Robert P. LoCascio	611,820	260,024	42.5%
John D. Collins (1)	278,437	118,336	42.5%
Monica L. Greenberg (1)	218,750	92,969	42.5%
Norman M. Osumi	119,000	50,575	42.5%

Long-Term Incentives – Annual Equity-Based Awards

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

Although the Company has historically granted stock options as part of its annual equity grant program, in response to our stockholders’ feedback, we have introduced performance-vesting RSUs (“PRSUs”) into our 2022 long-term incentive program to further foster alignment with our stockholders’ and long-term financial and relative performance results. With the introduction of PRSUs, 100% of our long-term incentives for our CEO in Fiscal Year 2022 and one-third of the long-term incentive opportunities for our other NEOs are designed to be performance-based with the value only realized upon the achievement of pre-set performance goals and/or increases in our stock price over a three-year performance period. By introducing PRSUs into our long-term incentive program along with time-vesting RSUs, the Compensation Committee hopes to motivate and ensure continued focus of our NEOs in a manner that emphasizes long-term value creation, and also allows us to retain highly talented executives. As such, in July of 2022, the Compensation Committee granted equity awards to the NEOs, other than the CEO, using a mix of two-thirds RSUs and one-third PRSUs. In granting these equity awards and determining the size of the awards, the Compensation Committee considered market data regarding equity compensation awards for executive officers of comparable companies. The Compensation Committee also considered the significant roles each of the NEOs plays in driving the Company’s performance and executing on its strategic priorities, as well as his or her overall level of performance, tenure and existing equity holdings. In the course of discussions regarding the 2022 equity grants, Mr. LoCascio, informed the Compensation Committee that in the interest of preserving the number of shares available in the equity plan, he would decline to accept the time-based portion of his proposed RSU grant in 2022. Mr. LoCascio therefore only received his PRSU grant for 2022. As a result of Mr. LoCascio receiving only PRSUs, his resulting equity grant value for Fiscal Year 2022 was well below the peer CEO annual equity grant market range.

The RSUs granted in Fiscal Year 2022 as part of the Company’s annual long-term incentive program each provide for service-based vesting in four equal annual installments beginning on the first anniversary of the grant date.

The vesting of PRSUs is tied to our performance results over a three-year performance period, achieved against preset revenue and EBITDA targets for Fiscal Year 2022, together with a modifier based on year-over-year EBITDA margin performance in Fiscal Year 2023, and an additional modifier based on relative Total Stockholder Return (“TSR”) to be measured over the three-year performance period ending in July 2025. The targets are set at the start of the three-year performance period and are aligned with our operating plan and key drivers of our long-term stockholder value. The program design motivates our executives to maximize both absolute and relative performance results throughout the full performance cycle in support of our sustained long-term growth objectives. Earned PRSUs, if any, cliff-vest at the end of the three-year performance period, without any interim vesting opportunities.

For the PRSUs granted to the NEOs in July of 2022, the number of earned PRSUs is determined based on the Company’s Revenue and Adjusted EBITDA achievement for Fiscal Year 2022, based on the same goals described above for the annual bonus program, with the potential payout scale ranging from 0% to 160% of the number of target PRSUs (the number of PRSUs earned referred to herein as the “Earned 2022 PRSUs”). In setting the 2022 performance goals for the PRSUs, the Compensation Committee determined that use of the same financial metrics as are applicable for determination of the Company’s annual bonus program for Fiscal Year 2022 was appropriate because the Company believed that Adjusted EBITDA and Revenue were key performance drivers for Fiscal Year 2022, and that these short-term performance goals were balanced by the PRSU program’s requirement to achieve additional, longer-term performance goals (discussed further below) before any payouts are made in respect of the PRSUs, requiring the NEOs to remain accountable for EBITDA margin for Fiscal Year 2023 and stock price performance for the entire three-year performance period. Based on Fiscal Year 2022 performance, 42.5% of the PRSUs granted will be considered Earned 2022 PRSUs. The number of Earned 2022 PRSUs will then be reduced by 25% if the EBITDA margin for Fiscal Year 2023 is less than the EBITDA margin achieved for Fiscal Year 2022. The Earned 2022 PRSUs will then similarly be multiplied by a percentage ranging from 75% to 125% based on our relative TSR performance against the S&P Software and Services Select Index (the “Index”) over the three-year period from the date of grant (the “TSR Modifier”). More specifically, the TSR Modifier to be applied will be 75% if relative TSR is less than or equal to the 25th percentile of the Index, 100% if relative TSR is equal to the 50th percentile of the Index and 125% if relative TSR is equal to or greater than the 75th percentile of the Index, with linear interpolation in between those percentiles. In addition, the TSR Modifier will be capped at 100% if the Company’s TSR is negative during the three-year performance period. The maximum number of PRSUs that could have been earned if the highest level of performance were achieved for the three-year performance period was 200% of the PRSUs originally granted. Following determination of 2022 performance, the maximum number of PRSUs that can be ultimately earned is currently approximately 53.125% of the PRSUs originally granted. The finally determined Earned 2022 PRSUs will vest and settle as soon as reasonably practicable following the third anniversary of the date of grant, subject to the NEO’s continued employment on that date. In the event of a change in control in which PRSUs are assumed by the successor entity in a transaction that closes prior to the end of the three-year performance period, the same formula described above will be used to determine the number of PRSUs eligible to vest, except any financial components that have not yet been determined will be funded at 100% of target and the relative TSR component will be calculated based on achievement through the date of the change in control, and the resulting number of PRSUs will continue to vest based on the NEO’s continued service until the end of the original three-year performance period. In the event of a change in control in which PRSUs are assumed by the successor entity in a transaction that closes prior to the end of the three-year performance period, the same formula as applies to the PRSUs will be used to determine the number of PRSUs eligible to vest, except any financial components that have not yet been determined will be funded at 100% of target and the relative TSR component will be calculated based on achievement through the date of the change in control, and the resulting number of PRSUs will continue to vest based on the executive’s continued service until end of the original three-year performance period.

The following table describes the equity awards made to the NEOs in Fiscal Year 2022 as described above:

NEO	Value of RSUs at Grant ($)	RSUs (# of units)	Value of PRSUs at Grant ($)	PRSUs (# of units) (1)	Total Value of Equity Awards at Grant ($) (2)
Robert P. LoCascio (2)	-	-	$1,833,159	133,127	$1,833,159
John D. Collins (2)	$2,400,001	174,292	$1,199,890	87,138	$3,599,891
Monica L. Greenberg (2)	$1,080,009	78,432	$539,949	39,212	$1,619,958
Norman M. Osumi (2)	$543,006	39,434	$271,476	19,715	$814,482
(1) Represents the number and value of PRSUs granted prior to the application of any performance modifier, and based on the closing price on the date of grant of $13.77. The actual grant date fair value set forth in the Summary Compensation Table may differ because of the mechanics of calculating the grant date fair value in accordance with the applicable accounting principles.

(2) The total value of each NEO grant was approved by the Committee on July 27, 2022, which amount was to be attributed two-third to RSUs and one-third to PRSUs for Mr. Collins, Ms. Greenberg and Mr. Osumi. In connection with this grant, as described above, the number of shares subject to each award was calculated based on the price of a share of Company common stock on July 27, 2022.

Other Compensation Practices, Policies and Guidelines

Stock Ownership
We strongly encourage our executives and non-employee directors to hold an equity interest in our Company, and adopted formal executive stock ownership guidelines in April of 2022. Under the new policy, each of our executive officers and non-employee directors is required to build and maintain their share ownership to the levels listed below within a period of five years from the adoption of the policy, or the start of their service with the Company, if later:

• CEO: 5x current base salary.
• Other NEOs: 2x current base salary.
• Non-employee directors: 5x annual cash retainer.

Shares owned outright (including shares from vested RSUs and PRSUs) count toward the ownership goals, while shares associated with unvested RSUs, PRSUs and unexercised stock options do not count toward compliance with the policy. It is anticipated that all of the executive officers will be deemed to be in compliance with the suggested ownership levels within the requisite time frames.

We believe that the stock ownership policy will contribute to the retention of shares from vested RSUs and PRSUs by our executive officers and non-employee directors. In the event that the ownership goals are not achieved within the applicable five-year compliance period, the executive officer would be required to hold all net shares issued upon exercise of stock options or settlement of RSUs and PRSUs (in each case, after payment of any applicable withholding tax obligations) until the guidelines are met.

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

On October 26, 2022, the SEC adopted final rules implementing the incentive-based compensation recovery provisions of the Dodd-Frank Act. The final rules direct the stock exchanges to establish listing standards requiring listed companies to develop and implement a policy providing for the recovery of erroneously awarded incentive-based compensation received by current or former executive officers and to satisfy related disclosure obligations. We intend to timely amend and restate or supplement our clawback policy, as applicable, to reflect these new SEC requirements once the Nasdaq rules are finalized and effective.

Other Benefits

We do not offer special perquisites to our NEOs. The Company’s executive compensation program includes standard benefits that are also offered to all employees. These benefits include participation in the Company’s 401(k) plan accounts, including Company matching contributions, and Company-paid medical benefits and life insurance coverage. The Company annually reviews these benefits and makes adjustments as warranted based on competitive practices, the Company’s performance and the individual’s responsibilities and performance. The Company’s 401(k) has a Safe Harbor Plan and, in accordance with IRS rules, the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation, subject to IRS limitations.

Deferred Compensation Plan

In 2015, the Compensation Committee adopted the Deferred Compensation Plan. Certain key employees of the Company, including our NEOs and members of our Board, are eligible to participate in the Deferred Compensation Plan and generally may elect to defer the receipt of a portion of their base salary, bonus and/or directors’ fees until distribution (which may occur upon the following events: a specified time, a separation from service, death, disability, change in control or financial hardship that arises in connection with an unforeseeable emergency). To date, none of our current NEOs have elected to make any deferrals under the Deferred Compensation Plan. The Company may make discretionary or matching contributions to the Deferred Compensation Plan, which may or may not be subject to vesting, but has not done so to date.

Post-Termination Compensation and Benefits

Certain employment agreements with our executives provide for severance payments and benefits upon an involuntary termination of employment, or resignation for “good reason” (as defined in the agreement). In addition, certain executives are entitled to vesting acceleration in the event they are involuntarily terminated or resign for good reason, including in connection with a change in control. Additional details regarding the employment agreements with our NEOs, including a description of the severance payments and benefits payable to our executives as well as estimates of amounts payable upon termination of employment, are disclosed in the section of this Amendment titled “Employment Agreements for our Named Executive Officers”.

Prohibition Against Hedging and Certain Equity Transactions

Our Insider Trading Policy prohibits those officers subject to Section 16 reporting from engaging in hedging or derivative transactions, such as “cashless” collars, forward contracts, equity swaps or other similar or related transactions. In addition, all executive officers and employees of the Company and all the members of our Board are prohibited from engaging in “short” sales or other transactions involving LivePerson stock which could reasonably cause our officers to have interests adverse to our stockholders. “Short” sales, which are sales of shares of common stock by a person that does not own the shares at the time of the sale, evidence an expectation that the value of the shares will decline. We prohibit our executive officers from entering into “short” sales because such transactions signal to the market that the executive officer has no confidence in us or our short-term prospects and may reduce the officer’s incentive to improve our performance. In addition, Section 16(c) of the Exchange Act expressly prohibits executive officers and directors from engaging in short sales. Our executive officers are also prohibited from trading in LivePerson-based put and call option contracts, transacting in straddles and similar transactions without Board approval. These transactions would allow someone to continue to own the covered securities, but without the full risks and rewards of ownership. If an executive officer were to enter into such a transaction, the executive officer would no longer have the same objectives as our other stockholders. Under the Insider Trading Policy, as amended in April of 2022, officers, employees and all of the members of our Board are also prohibited from margining or pledging their common stock to secure a loan, or from purchasing Company stock “on margin” (that is, borrow funds to purchase stock, including in connection with exercising any Company stock options), other than for any approved pledges in existence at the time of the policy’s update.

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

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and as further amended by the Tax Cuts and Jobs Act of 2017, denies a federal income tax deduction for certain compensation in excess of $1.0 million per year paid to certain executive officers of a publicly traded corporation, with no exception for “performance-based” compensation (other than under limited transition relief). Under Section 162(m), as amended, the Company will be denied a deduction for any compensation exceeding $1.0 million for those considered “covered” individuals under the rules, unless the transition rules for certain compensation that qualified as performance-based compensation apply. However, to retain highly skilled executives and remain competitive with other employers, the Compensation Committee may authorize compensation that will not be deductible under Section 162(m) or otherwise if it determines that such compensation is in the best interests of the Company and its stockholders.

Sections 280G and 4999 of the Code provide that executive officers, persons who hold significant equity interests and certain other highly compensated service providers may be subject to an excise tax if they receive payments or benefits in connection with a change in control of the Company that exceeds certain prescribed limits, and that the Company (or a successor) may forfeit a deduction on the amounts subject to this additional tax. Further, Section 409A of the Code imposes certain additional taxes on service providers who enter into certain deferred compensation arrangements that do not comply with the requirements of Section 409A. We have not agreed to pay any NEO a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999 or 409A.

The Compensation Committee also considers the accounting consequences to the Company of different compensation decisions and the impact of certain arrangements on stockholder dilution. However, neither of these factors by themselves will compel a particular compensation decision.

Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on the review and discussions, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Submitted by the Compensation Committee of the Company’s Board:
Jill Layfield (Chair)
Kevin C. Lavan
Fred Mossler
Vanessa Pegueros
William G. Wesemann
Yael Zheng

The Compensation Committee Report above does not constitute “soliciting material” and will not be deemed “filed” or incorporated by reference into any of our future filings under the Securities Act or the Exchange Act that might incorporate our SEC filings by reference, in whole or in part, notwithstanding anything to the contrary set forth in those filings.

Summary Compensation Table
The following table sets forth the compensation earned for all services rendered to the Company in all capacities in each of the last three fiscal years, by our NEOs.
Following the table is a discussion of material factors related to the information disclosed in the table.

Name and Principal Position	Year	Salary ($)	Stock Awards (1) ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (3)		All Other Compensation ($)		Total ($)
Robert P. LoCascio Chief Executive Officer	2022	611,820	2,055,481	(2)	-	260,024		27,930	(4)	2,955,255
	2021	611,820	2,002,338	(2)	2,001,340	550,638		28,943		5,195,079
	2020	611,820	1,613,271	(2)	1,613,290	2,137,429	(5)	27,612		6,003,422
John D. Collins Chief Financial Officer	2022	506,250	3,745,412	(2)	—	118,336		38,988	(4)	4,408,986
	2021	450,000	703,664	(2)	701,800	212,625		39,179		2,107,268
	2020	441,667	655,081	(2)	600,435	778,384	(5)	37,713		2,513,280
Monica L. Greenberg Executive Vice President, Public Policy and General Counsel	2022	437,500	1,685,442	(2)	—	92,969		19,935	(4)	2,235,846
	2021	400,000	553,618	(2)	551,760	180,000		19,682		1,705,060
	2020	400,000	501,237	(2)	500,969	774,634	(5)	19,670		2,196,510
Norman M. Osumi Chief Accounting Officer	2022	340,000	847,406	(2)		50,575		30,358	(4)	1,268,521
	2021	289,872	303,435	(2)	601,373	117,810		26,935		1,339,425
(1) The amounts included in the “Stock Awards” column represent the grant date fair value of PRSU awards and RSU awards granted in 2022 computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, or ASC Topic 718, and in accordance with SEC rules. Details and assumptions used in calculating the grant date fair value of the RSU and PRSU awards may be found in Note 13 of the Company’s consolidated financial statements contained in our Annual Report on Form 10-K for the 2022 Fiscal Year, as filed with the SEC.

The amounts included in this column reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the NEOs and there is no assurance that these grant date fair values will ever be realized by the NEOs. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date value of the PRSU awards included in this column for each executive are based on achievement of target performance goals. The table below sets forth the grant date fair value of the PRSUs based on achievement of both target and maximum performance.

Executive	PRSU Grant Date Fair Value Based on Target Achievement ($)	PRSU Grant Date Fair Value Based on Maximum Achievement ($)
Robert P. LoCascio	2,055,481	4,110,962
John D. Collins	1,345,411	2,690,821
Monica L. Greenberg	605,433	1,210,866
Norman M. Osumi	304,400	608,800
(2) These amounts do not include the value of RSUs granted on March 1, 2022 and March 3, 2021, due to the decision to distribute fully vested RSUs in lieu of annual cash bonus payments in respect of performance for 2021 and 2020, which amounts are included in the column “Non-Equity Incentive Plan Compensation” for 2021 and 2020.
(3) Represents the performance-based, annual incentive bonuses as described above in the section of this Amendment titled “Annual Incentive Compensation”. Bonuses earned in respect of 2021 and 2020 were paid in the form of vested RSUs, in lieu of cash payments, and bonuses earned in 2022 were paid in cash.
(4) Amounts include: (i) $720, $693, $621, and $490 for Mr. LoCascio, Mr. Collins, Ms. Greenberg and Mr. Osumi, respectively, for premiums for term life insurance, (ii) $6,118 for Mr. LoCascio, $11,875, for Ms. Greenberg, and $12,200 for each of Mr. Collins and Mr. Osumi for matching contributions to 401(k) plans, and (iii) $21,092, $26,095, $7,439, and $17,668 for Mr. LoCascio, Mr. Collins, Ms. Greenberg and Mr. Osumi, respectively, for health, dental, vision and disability insurance.
(5) The amounts reported for Mr. LoCascio, Mr. Collins and Ms. Greenberg in the "Non-Equity Incentive Plan Compensation" column for 2020 include $1,219,699 for Mr. LoCascio and $474,634 for each of Mr. Collins and Ms. Greenberg in respect of bonuses earned under the terms of the Company's performance-based Long-Term Incentive Plan ("LTIP") for the three-year performance period of January 1, 2018 - December 31, 2020. The terms of the LTIP were initially described in the “Compensation Discussion and Analysis” section of the Company’s DEF 14A filed on April, 29, 2020, and again, along with performance results, in the Company’s DEF 14A filed on April 26, 2021. Under the terms of the LTIP, the bonuses were settled in the form of vested RSUs on April 1, 2021 and the corresponding earnings were included in the "Option Exercises and Stock Vested in 2021 Fiscal Year" table as part of the Company’s Form 10 K/A filed on May 2, 2022. While the value of these bonuses were disclosed in our prior filings in 2020 and 2021, as discussed above, the amounts were inadvertently excluded from the 2020 compensation amounts reported in the Summary Compensation Table.

Employment Agreements for our Named Executive Officers
Robert P. LoCascio, our CEO, was originally employed pursuant to an employment agreement entered into as of January 1, 1999. Following a comprehensive review by the Compensation Committee of applicable market and benchmarking data, with advice and input from the Compensation Committee’s independent executive compensation consultant at the time, together with a review of certain strategic achievements by the Company, the Compensation Committee determined that it was in the best interests of the Company to enter into an updated employment agreement with Mr. LoCascio. Accordingly, an updated employment agreement was entered into with an effective date of December 27, 2017 (the “CEO Agreement”).

Pursuant to the CEO Agreement, Mr. LoCascio is entitled to receive a base salary of $611,820, subject to annual review and increase by the Board, in its discretion. Mr. LoCascio is also eligible to receive a target annual bonus equal to 100% of his base salary, which target percentage is subject to annual increase by the Board in its discretion, and a maximum potential payment of 200% of target. The actual amount of the annual bonus for a given year is to be determined by the Board based on achievement of the relevant performance goals and metrics established by the Compensation Committee on an annual basis, the overall financial performance of the Company and such other factors as the Compensation Committee in its sole discretion shall deem reasonable and appropriate (the “CEO Bonus”). At the written election of Mr. LoCascio, the CEO Bonus, if any, may be paid in fully vested shares of common stock of the Company having a fair market value at the time of issuance equivalent in an amount equal to the portion of the CEO Bonus that Mr. LoCascio elects to convert into shares. In the event Mr. LoCascio remains employed by the Company or a successor entity following a change in control, the CEO Bonus for the then-current year shall be equal to the greater of (i) 100% of the amount of the CEO Bonus actually paid to Mr. LoCascio for the immediately preceding calendar year or (ii) the bonus target amount for the CEO Bonus for the then-current year; provided that if the CEO Bonus for the calendar year preceding the change in control has not been determined prior to the change in control, the amount of such bonus shall be determined by the Board and shall not be less than the target bonus for such year. In no event will the Company be obligated to pay more than one CEO Bonus for the same annual period.

The CEO Agreement also provides that during the term of the CEO Agreement and for a period of (i) 12 months following a termination or cessation of employment in the event of a termination or cessation for which Mr. LoCascio is not receiving the base salary continuation portion of any severance or (ii) 18 months following a termination or cessation of employment in the event of a termination or cessation for which Mr. LoCascio is receiving the base salary continuation portion of his severance, Mr. LoCascio is subject to restrictive covenants of (a) noncompetition, (b) nonsolicitation of employees and independent contractors, and (c) noninterference with customers, clients, prospective customers or clients. Additionally, the CEO Agreement provides that payments may be subject to forfeiture or recoupment if required by law or regulation to which the Company becomes subject, or in the event of Mr. LoCascio’s acts of embezzlement, fraud or dishonesty involving the Company or its affiliates that result in financial loss to the Company or its affiliates.

The CEO Agreement provides for certain payments upon Mr. LoCascio’s termination. Please refer to the section in this Amendment titled “Potential Payments Upon Termination or Change in Control,” for additional description of those termination payments.

John D. Collins, our Chief Financial Officer, is party to an employment agreement with us, dated as of August 9, 2022, which covers the terms and conditions of his employment. Mr. Collins’ employment agreement provides that Mr. Collins is entitled to receive an annual base salary of $525,000 (his base salary following an annual increase in April 2022 from $450,000) and with (A) eligibility to participate in the Company’s annual bonus plan as it exists from time to time under terms comparable to other employees of similar role and responsibility, with a target bonus opportunity of 55% of base salary for 2022, and generally subject to Company performance and the terms and conditions of the Company’s standard bonus policies, including continued employment with the Company through the payment date, and (B) standard Company employee benefits, including vacation, in accordance with the terms of those programs in effect from time to time. The employment agreement we entered into with Mr. Collins provides for certain payments upon termination. Please refer to the section in this Amendment titled “Potential Payments Upon Termination or Change in Control,” for a description of those termination payments.

Monica L. Greenberg, our Executive Vice President, Public Policy and General Counsel, is party to an employment agreement with us, dated as of October 25, 2006, that covers the terms and conditions of Ms. Greenberg’s employment including her base salary and eligibility to participate in the Company’s annual bonus plan as it exists from time to time under terms comparable to other employees of similar role and responsibility and standard Company employee benefits, including vacation, in accordance with the terms of those programs in effect from time to time. Upon annual review in April 2022, Ms. Greenberg’s annual salary was increased from $400,000 to $450,000 and her target annual incentive compensation remained unchanged. The employment agreement we entered into with Ms. Greenberg provides for certain payments upon termination. Please refer to the section in this Amendment titled “Potential Payments Upon Termination or Change in Control,” for a description of those termination payments.

Norman M. Osumi, our Senior Vice President and Chief Accounting Officer, is party to an offer letter with us, dated as of January 25, 2021, that covers the terms and conditions of Mr. Osumi’s employment including his base salary and eligibility to participate in the Company’s annual bonus plan as it exists from time to time under terms comparable to other employees of similar role and responsibility and standard Company employee benefits, including vacation, in accordance with the terms of those programs in effect from time to time. Upon annual review in April 2022, Mr. Osumi’s annual salary and target annual incentive compensation remained unchanged. The offer letter we entered into with Mr. Osumi provides for certain payments upon termination. Please refer to the section in this Amendment titled “Potential Payments Upon Termination or Change in Control,” for a description of those termination payments.

Grants of Plan-Based Awards in 2022 Fiscal Year
The following table sets forth information concerning awards under our equity and non-equity incentive plans granted to each of the NEOs in 2022, including performance-based awards.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (3) (#)	Grant Date Fair Value of Stock Awards (4) ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Robert P. LoCascio		305,910	611,820	1,223,640
	7/27/2022					133,127	266,254		2,055,481
John D. Collins		139,219	278,437	556,874
	7/27/2022					87,138	174,276		1,345,411
	7/27/2022							174,292	2,400,001
Monica L. Greenberg		109,375	218,750	437,500
	7/27/2022					39,212	78,424		605,433
	7/27/2022							78,432	1,080,009
Norman M. Osumi (3)		59,500	119,000	238,000
	7/27/2022					19,715	39,430		304,400
	7/27/2022							39,434	543,006
(1) Amounts shown represent the threshold, target and maximum awards that could have been earned by the NEOs under the Company’s annual incentive bonus plan. Awards are based on Company performance as measured by revenue and Adjusted EBITDA and the achievement of individual performance and strategic objectives. The Compensation Committee retains discretion to adjust the bonus amount paid to any employee or executive up or down, regardless of that person’s target bonus or specific corporate performance metrics. Additional information about these bonus opportunities appears in the section of this Amendment titled “2022 Compensation Program in Detail – Annual Incentive Compensation.”

(2) Represents PRSUs granted under the 2019 Stock Incentive Plan which vest based on the achievement of certain company performance goals over a three-year performance period, as further described above in the section titled “2022 Compensation Program in Detail – Long-Term Incentives – Annual Equity-Based Awards.” The “Target” column reflects the number of PRSUs that will be earned if all performance goals for the three-year performance period are achieved at target levels (100%), and the “Maximum” column reflects the maximum number of PRSUs that could have been earned if the highest level of performance were achieved for the three-year performance period (200%). Achievement of performance goals related to the 2022 calendar year was determined in the first quarter of 2023 to be achieved at 42.5%. The PRSUs will continue to be subject to modification based on achievement of additional financial and TSR goals for the remainder of the three-year performance period.

(3) Represents RSUs granted under the 2019 Stock Incentive Plan, as further described above in the section entitled “2022 Compensation Program in Detail – Long-Term Incentives – Annual Equity-Based Awards.”

(4) Amounts represent the aggregate grant date fair value for PRSUs and RSUs granted in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, or ASC Topic 718, and in accordance with SEC rules.

Narrative Disclosure to Grants of Plan-Based Awards in 2022 Fiscal Year
As described in detail above in the section titled “2022 Compensation Program in Detail—Long-Term Incentives —Annual Equity-Based Awards,” at a Compensation Committee meeting on July 27, 2022, the Committee granted equity awards to the NEOs based on specific individual total award values, which amounts were attributed two-thirds to RSUs and one-third to PRSUs. In the course of discussions regarding the 2022 equity grants, Mr. LoCascio, informed the Compensation Committee that in the interest of preserving the number of shares available in the equity plan, he would decline to accept the time-based portion of his proposed RSU grant in 2022. Mr. LoCascio therefore only received his PRSU grant for 2022. In connection with these grants, as described above, the number of shares subject to each award was calculated based on the price of a share of Company common stock on July 27, 2022.

Outstanding Equity Awards at End of 2022 Fiscal Year
The following table sets forth information concerning outstanding equity awards held by each of the NEOs as of the end of the 2022 fiscal year.

		Option Awards				Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other rights that have not vested (#)(4)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not yet vested ($)(5)
Robert P. LoCascio	7/1/2013	70,000	__	$9.24	7/1/2023	__	—	—	—
	4/25/2014	100,000	__	$10.13	4/25/2024	__	—	—	—
	5/5/2017	80,000	__	$7.60	5/5/2027	__	—	—	—
	2/16/2018	250,000	__	$12.45	2/16/2028	__	—	—	—
	2/21/2019	116,410	__	$25.95	2/21/2029	__	—	—	—
	5/15/2020	66,500	66,500	$27.39	3/30/2030	__	—	—	—
	5/7/2021	20,675	62,025	$51.74	4/9/2031	__	—	—	—
	5/15/2020	—	—	$—		29,450	298,623	—	—
	5/7/2021	—	—	$—		29,025	294,314	—	—
	7/27/2022	—	—	$—		—	—	133,127	1,349,908
John D. Collins	10/29/2019	16,371	11,447	$40.61	10/29/2029	—	—	—	—
	5/15/2020	12,376	24,750	$27.39	3/30/2030	—	—	—	—
	5/7/2021	7,250	21,750	$51.74	4/9/2031	—	—	—	—
	10/29/2019	__	__	$—		1,231	12,482	—	—
	5/15/2020	__	__	$—		11,000	111,540	—	—
	5/7/2021	__	__	$—		10,200	103,428	—	—
	7/27/2022	__	__	$—		174,138	1,767,321	—	—
	7/27/2022	__	__	$—		—	—	87,138	883,579
Monica L. Greenberg	7/1/2013	6,250	—	$9.24	7/1/2023	—	—	—	—
	4/25/2014	12,920	—	$10.13	4/25/2024	—	—	—	—
	5/5/2017	39,520	—	$7.60	5/5/2027	—	—	—	—
	2/16/2018	130,000		$12.45	2/16/2028	—	—	—	—
	4/11/2019	37,500	12,500	$29.55	4/11/2029	—	—	—	—
	5/15/2020	20,650	20,650	$27.39	3/30/2030	—	—	—	—
	5/7/2021	5,700	17,100	$51.74	4/9/2031	—	—	—	—
	4/11/2019	__	__	$—		2,500	25,350	—	—
	5/15/2020	__	__	$—		9,150	92,781	—	—
	5/7/2021	__	__	$—		8,025	81,374	—	—
	7/27/2022	__	__	$—		78,432	795,300	—	—
	7/27/2022	__	__	$—		—	—	39,212	397,610
Norman M. Osumi	4/21/2021	5,825	17,475	$55.17	4/21/2031	—	—	—	—
	4/21/2021	—	—	$—		4,125	41,828	—	—
	7/27/2022	—	—	$—		39,434	399,861	—	—
	7/27/2022	—	—	$—		—	—	19,715	199,910
(1) Unless otherwise noted, the total original number of shares subject to each stock option grant listed in the table vests as to 25% of the original number of shares covered by each stock option grant on the first anniversary of the grant date of each stock option (the “Grant Date”) and as to an additional 25% of the original number of shares at the end of each successive anniversary of the Grant Date until the fourth anniversary of the Grant Date, subject to the executive’s continued service with the Company through each vesting date and any acceleration provisions set forth in each executive’s employment agreement as described above in “Employment Agreement for our Named Executive Officers.” Options granted in 2017 and on February 16, 2018, however, vested as to 25% of the original number of shares covered by each stock option grant on the first anniversary of the grant date and as to 6.25% of the original number of shares at the end of each quarter thereafter.

(2) The total original number of units subject to each RSU award listed in the table vests over four years, with 25% of the units vesting on the first anniversary of the grant date and the balance vesting in equal annual installments on each anniversary of the grant date.

(3) The market value of unvested RSUs is based on the closing market price of the Company’s Common Stock on December 30, 2022 of $10.14.

(4) Amounts in this column represent PRSUs granted in 2022 which vest based on the achievement of certain company performance goals over a three-year performance period, as further described above in the section entitled “2022 Compensation Program in Detail Long-Term Incentives – Annual Equity-Based Awards.” The number included in this column reflects the number of PRSUs that could have been earned if all performance goals for the three-year performance period were deemed achieved at “target” levels (100%). Achievement of performance goals related to the 2022 calendar year was determined in the first quarter of 2023 to be 42.5%. The PRSUs will continue to be subject to modification based on achievement of additional financial and TSR goals for the remainder of the three-year performance period. The final number of PRSUs deemed earned following the end of the performance period will vest on July 27, 2025, subject to the NEOs continued employment on such date.

(5) The market value of unvested PRSUs is based on the closing market price of the Company’s Common Stock on December 30, 2022 of $10.14.

Option Exercises and Stock Vested in 2022 Fiscal Year
The following table sets forth information concerning the number of shares acquired and the value realized by the NEOs as a result of RSUs vesting in 2022. No options were exercised by the NEOs in 2022.

	Stock Awards (1)
Name	Number of Shares Acquired on Vesting (2) (#)	Value Realized on Vesting (3) ($)
Robert P. LoCascio	75,657	1,847,298
John D. Collins	19,172	448,584
Monica L. Greenberg	17,404	425,202
Norman Osumi	6,384	150,550
(1) Includes RSUs granted in March of 2022 in respect of annual incentive bonuses earned for the 2021 calendar year.
(2) Of the gross numbers of shares reported as vested 29,742, 6,823, 7,181 and 2,274 were withheld by the Company to cover the NEO’s tax withholding obligation for Mr. LoCascio, Mr. Collins, Ms. Greenberg, and Mr. Osumi, respectively.
(3) Represents the aggregate gross value realized on vesting of RSUs based on the closing market price of the Company’s common stock on the vesting date for the specific grant.

CEO Pay Ratio Disclosure

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are required to disclose the median of the total annual compensation of our employees, the total annual compensation of our CEO and the ratio of these two amounts.

Using the methodology described below, and calculated in accordance with Item 402(u) of Regulation S-K, the ratio of the total annual compensation for the CEO to our estimated median employee was approximately 22 to 1.

We identified our median employee by examining the total cash compensation paid during the 2022 Fiscal Year to employees who were employed by us on December 31, 2022. This included our full-time, part-time and seasonal employees, subject to certain exceptions for employees in foreign jurisdictions as described below. We believe that total cash compensation reasonably reflects the annual compensation of our employee population worldwide. We examined our internal payroll and similar records in order to determine total cash compensation paid to our employees included in our calculations. For employees in foreign jurisdictions, we converted amounts paid in foreign currencies to U.S. dollars using the exchange rates we utilized in connection with the preparation of our 2022 annual financial statements.

The total number of employees in the jurisdictions identified below as excluded under the de minimis exception are less than 5% of our total workforce of 1,466 employees and have been excluded from the analysis as permitted by the SEC’s disclosure rules, while the employees in the U.S., the UK, Israel, Australia, Germany, and Canada jurisdictions have been included in the analysis.

Location	Total	% of Total
Excluded due to de minimis exemption
Bulgaria	1	0.07%
France	13	0.93%
Italy	6	0.43%
Japan	15	1.07%
Netherlands	13	0.93%
Singapore	9	0.64%
Spain	5	0.36%
Subtotal	62	4.42%

Included in basis for identification of median employee
Canada	25	1.78%
Australia	98	6.98%
Germany	96	6.84%
Israel	171	12.18%
United Kingdom	136	9.69%
United States	816	58.12%
Subtotal	1,342	95.58%
Grand Total	1,404	100.00%

After identifying the estimated median employee using total cash compensation, we calculated annual total compensation for such employee using the same methodology we use for our NEOs as set forth in the Summary Compensation Table in this Amendment. The estimated median employee for purposes of this disclosure is a resident of the United States.

Total compensation for the CEO as reported in the Summary Compensation Table was $2,955,255 and the reasonably estimated total compensation of the median employee was $133,870. Therefore, our 2022 CEO to median employee estimated pay ratio is 22 to 1.

The SEC rules for identifying the median employee and calculating that employee’s total annual compensation allows companies to make reasonable assumptions and estimates, and to apply a variety of methodologies and exclusions that reflect their compensation practices. We believe the pay ratio provides a reasonable estimate of the required information calculated in a manner consistent with Item 402(u) of Regulation S-K.

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

Potential Payments Upon Termination or Change in Control

The following table, footnotes and narrative disclosure describe and quantify the additional compensation that would have become payable to certain of our NEOs in connection with an involuntary termination of their employment or a change in control of the Company on December 31, 2022, pursuant to the employment agreements entered into with our NEOs and the terms of their outstanding equity awards. Where applicable, the amounts payable assume a $10.14 fair value of our common stock (the closing price of our common stock on December 30, 2022).

Named Executive Officer	Reason for Payment	Salary-Related Payments ($)		Bonus-Related Payments ($)		Accelerated Vesting of Equity Awards ($)		Other Benefits ($)
Robert P. LoCascio	Termination (i) without cause, (ii) for good reason or (iii) by Company notice of nonrenewal (not in connection with a change in control)	917,730	(1)	917,730	(2)	494,832	(3)	37,586	(4)
	Termination by reason of (i) death, (ii) disability or (iii) notice of nonrenewal by Mr. LoCascio after reaching retirement age	—		917,730	(2)	494,832	(3)	37,586	(4)
	Termination without cause or for good reason (in connection with a change of control)	917,730	(1)	917,730	(2)	1,942,844	(5)	37,586	(4)
	Change in control	—		—		971,422	(6)	—
John D. Collins	Termination without cause or for good reason not following a change in control	262,500	(7)					10,027	(8)
	Termination without cause or for good Reason within 3 months prior to a change in control or following a change in control if employed less than 12 months	525,000	(9)			2,878,351	(10)	20,054	(11)
	Change in control	—		—		—		—
Monica L. Greenberg	Termination without cause or constructively terminated, not following a change of control	225,000	(12)	—		—	(13)	3,200	(14)
	Termination without cause or constructively terminated, following a change in control	337,500	(15)	—				3,200	(14)
	Change in control	—		—		—		—
Norman M. Osumi	Termination without cause or constructively terminated	85,000	(16)	—		—		—
	Change in control	—		—				—
(1)Represents 18 months of Mr. LoCascio’s annual base salary as of December 31, 2022.
(2)Represents 1.5 times Mr. LoCascio’s 2022 Fiscal Year target bonus.
(3)Represents the closing price of our common stock on December 30, 2022, less the exercise price for the options multiplied by the number of unvested shares underlying the options or RSUs held by Mr. LoCascio that would otherwise have vested in the two-year period following termination of employment.
(4)Represents 18 months of company contributions toward premium payments for health insurance coverage under COBRA.
(5)Represents the closing price of our common stock on December 30, 2022, less the exercise price for the options, multiplied by the total number of unvested shares underlying the options or RSUs held by Mr. LoCascio. For purposes of this table, we have included the value of all unvested PRSUs assuming funding at 100% of target, and based on the closing price of our common stock on December 30, 2022.
(6)In the event of a change in control, half of Mr. LoCascio’s outstanding RSUs and stock options will fully vest. This column therefore includes an amount equal to the closing price of our common stock on December 30, 2022, less the exercise price for the options, multiplied by 50% of the total number of unvested shares underlying the options or RSUs held by Mr. LoCascio, and, for purposes of this table, assuming funding for PRSUs at 100% of target. In the event Mr. LoCascio remains employed by the Company or a successor entity following a change in control, the CEO Bonus for the then-current year shall be equal to the greater of (i) 100% of the amount of the CEO Bonus actually paid to Mr. LoCascio for the immediately preceding calendar year or (ii) the bonus target amount for the CEO Bonus for the then-current year; provided that if the CEO Bonus for the calendar year preceding the change in control has not been determined prior to the change in control, the amount of such bonus shall be determined by the Board and shall not be less than the target bonus for such year.
(7)Represents 6 months of Mr. Collins’ annual base salary as of December 31, 2022.
(8)Represents 6 months of company reimbursement for the differential cost of continuation of his then-current health insurance coverage under COBRA.
(9)Represents 12 months of Mr. Collins’ annual base salary as of December 31, 2022.

(10)Represents the closing price of our common stock on December 30, 2022, less the exercise price for the options, multiplied by the total number of unvested shares underlying the options or RSUs held by Mr. Collins. For purposes of this table, we have included the value of all unvested PRSUs assuming funding at 100% of target.
(11)Represents 12 months of company reimbursement for the differential cost of continuation of his then-current health insurance coverage under COBRA.
(12)Represents 6 months of Ms. Greenberg’s annual base salary as of December 31, 2022.
(13)Ms. Greenberg is entitled to accelerated vesting of outstanding options, which were out-of-the money as of December 30, 2022.
(14)Represents 6 months of company contributions toward premium payments for health insurance coverage under COBRA.
(15)Represents 9 months of Ms. Greenberg’s base salary as of December 31, 2022.
(16)Represents 3 months of Mr. Osumi’s base salary as of December 31, 2022.

Robert P. LoCascio

Pursuant to the CEO Agreement, in the event of a termination of Mr. LoCascio’s employment by the Company for Cause (as such term is defined in the CEO Agreement), Mr. LoCascio will be entitled to the following: (i) his unpaid base salary and reimbursable expenses through date of termination, (ii) accrued benefits under Company plans and programs, and (iii) continued coverage under indemnification agreements and Company directors’ and officers’ liability insurance applicable to Mr. LoCascio ((i), (ii) and (iii) collectively, the “Accrued Benefits”). In the event of a termination of employment by Mr. LoCascio without Good Reason (as such term is defined in the Employment Agreement), or pursuant to a notice of nonrenewal delivered by Mr. LoCascio (prior to his reaching normal retirement age), Mr. LoCascio will be entitled to the Accrued Benefits plus (i) payment of his annual bonus for the prior year to the extent not yet paid, and (ii) any vested stock options held on the date of termination will remain exercisable for 18 months following termination, or until the original expiration date of the option.

In the event of a termination of Mr. LoCascio’s employment by the Company without Cause, by Mr. LoCascio for Good Reason (as such term is defined in the CEO Agreement), or pursuant to a notice of nonrenewal delivered by the Company (each, a “Qualifying Termination”), Mr. LoCascio will be entitled to the Accrued Benefits and his annual bonus for the prior year to the extent not paid, and subject to his execution of a release of claims, he will be entitled to: (i) 18 months’ base salary continuation (“Base Salary Continuation”), (ii) a prorated annual bonus for the year of termination based on days worked, calculated as 1.5x the highest bonus paid for the three preceding years, payable in a lump sum, (iii) payment of what would have been the employer portion of the premiums for the Company’s group health insurance coverage to be put toward Mr. LoCascio’s COBRA continuation payments for 18 months (or until he is eligible for coverage through another employer) (the “COBRA Premium Contribution”), (iv) any stock options or RSUs held by Mr. LoCascio on the date of termination that would have vested in the two years following termination, had he remained employed, will immediately vest, and (v) any vested stock options held on the date of termination will remain exercisable for 18 months following termination, or until the original expiration date of the option. In the event of a termination of Mr. LoCascio’s employment by reason of his death or Disability (as such term is defined in the Employment Agreement), or pursuant to a notice of nonrenewal delivered by Mr. LoCascio (after his reaching normal retirement age), Mr. LoCascio would be entitled to the same benefits payable upon a Qualifying Termination, except that the Base Salary Continuation will not be provided.

In the event a Qualifying Termination occurs within the 12-month period immediately following a change in control of the Company, Mr. LoCascio will be entitled to the Accrued Benefits, and subject to his execution of a separation agreement, will be entitled to: (i) his annual bonus for the prior year to the extent not paid, (ii) Base Salary Continuation, (iii) his annual bonus for the current year calculated as 150% of the highest annual bonus actually paid for the three preceding years, payable in a lump sum, (iv) the COBRA Premium Contribution, (v) any unvested stock options or RSUs held by Mr. LoCascio on the date of termination will immediately vest, and (vi) any vested stock options held on the date of termination will remain exercisable for 18 months following termination, or until the original expiration date of the option.

The CEO Agreement also provides that, in the event of a change in control, 50% of each of the unvested stock options and unvested RSUs held by Mr. LoCascio on the date of the change in control shall fully vest, subject to Mr. LoCascio’s employment on such date. In addition, in the event of a change in control, in the event that any of the payments or benefits provided by the Company to Mr. LoCascio will constitute “parachute payments” (“Parachute Payments”) within the meaning of Section 280G of the Code, and will be subject to the excise tax imposed under Section 4999 of the Code or any interest or penalties with respect to such excise tax (collectively, the “Excise Tax”), then such Parachute Payments to be made to Mr. LoCascio shall be payable either (1) in full or (2) as to such lesser amount which would result in no portion of such Parachute Payments being subject to the Excise Tax, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the Excise Tax, results in Mr. LoCascio’s receipt on an after-tax basis, of the greatest amount of economic benefits under the CEO Agreement, notwithstanding that all or some portion of such benefits may be subject to the Excise Tax.

John D. Collins

If Mr. Collins is terminated by us without Cause (as defined in his employment agreement), then, subject to his executing a release of claims, he will be entitled to the following: (i) severance in the amount of six months’ base salary, (ii) reimbursement for the differential cost of continuation of his then-current health insurance benefits under COBRA (provided Mr. Collins timely elects COBRA) for a period of six months, and (iii) if such termination occurs on or before the date that bonuses are paid for the fiscal year completed prior to termination, a payment equal to the bonus that he would have received for the prior fiscal year had he remained employed on the date bonuses for such fiscal year are paid.

In addition, if Mr. Collins’ employment is terminated by us without Cause or by Mr. Collins for Good Reason (as defined in his employment agreement), in each case within the three month period immediately prior to or the twelve month period immediately following a change in control of the Company, then, subject to his execution of a release of claims against the Company, he will be entitled to the following: (i) severance in the amount of twelve months’ base salary, (ii) reimbursement for the differential cost of continuation of his then-current health insurance benefits under COBRA (provided Mr. Collins timely elects COBRA) for a period of twelve months, (iii) a bonus payment equal to his target bonus for the prior completed fiscal year (if not yet paid), (iv) a bonus payment equal to his target bonus prorated for the number of months Mr. Collins was employed during the then-current fiscal year prior to termination, (v) immediate vesting, as of the termination date, of any outstanding unvested options and any other unvested equity awards held by Mr. Collins at the time of termination, and (vi) continued exercisability for 90 days following termination of the vested portion of any options held by Mr. Collins (except to the extent that such 90-day period would be longer than the original term of the award as set forth in the applicable award agreement).

Monica L. Greenberg

If Ms. Greenberg is terminated by us without Cause (as defined in her employment agreement) or Ms. Greenberg is “constructively terminated” (as defined in the employment agreement), then, subject her execution of a release of claims, she will be entitled to receive the following severance: (i) a lump sum severance payment equal to six months of her then-current base salary, (ii) all of her unvested options will immediately vest and become exercisable upon such termination and will remain exercisable for up to 12 months following her termination, and (iii) up to six months of premium payments for health insurance coverage under COBRA.

If there is a change in control of the Company and Ms. Greenberg is terminated by us without Cause or Ms. Greenberg is constructively terminated, in each case within 12 months following the change in control, then, subject to her execution of a release of claims, she will be entitled to receive the same severance benefits as described above except the lump sum severance payment will be equal to nine months of her then-current base salary.

Norman Osumi

If Mr. Osumi’s employment is terminated by the Company without Cause or by Mr. Osumi for Good Reason (as such terms are defined in his offer letter), then, subject to his execution of a release of claims, he is entitled to receive severance equal to three months base salary continuation, and, if such termination occurs on or before the date that bonuses are paid for the fiscal year prior to termination, a payment equal to the bonus he would have received for the prior fiscal year had he remained employed on the date bonuses for such fiscal year are paid.

Compensation of Directors in 2022 Fiscal Year

The following table sets forth information concerning the compensation of our non-employee directors in the 2022 Fiscal Year. Following the table is a discussion of material factors related to the information disclosed in the table.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (1)(2)(3)	Option Awards ($) (1)(2)(4)	Total ($)
Ernest Cu (5)	—	200,010	—	235,010
Kevin C. Lavan	67,500	200,010	—	267,510
Jill Layfield	65,000	200,010	—	265,010
Fred Mossler	57,500	200,010	—	257,510
William G. Wesemann	62,500	200,010	—	262,510
Vanessa Pegueros (6)	—	—	—	—
Bruce Hansen (6)	—	—	—	—
Yael Zheng (6)	—	—	—	—
Peter Block (7)	—	—	—	—
(1) Non-employee directors are eligible to receive their annual equity award in one of the following forms, at their election: (1) 100% in stock options, (2) 100% in restricted stock units (“RSUs”) or (3) 50% in stock options and 50% in RSUs. In addition, directors may elect to receive their annual cash retainer in the form of equity, the form of which will be based on the same options described above.
(2) These columns represent the aggregate grant date fair value of stock options and RSUs granted to each non-employee director in the 2022 Fiscal Year computed in accordance with FASB ASC Topic 718, and in accordance with SEC rules. Generally, the aggregate grant date fair value is the amount that the Company expects to expense in its financial statements over the award’s vesting schedule. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the non-employee directors and there is no assurance that these grant date fair values will ever be realized by the non-employee directors. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the grants, refer to Note 13 of the consolidated financial statements contained in our Annual Report on Form 10-K for the 2022 Fiscal Year.
(3) As of December 31, 2022, the number of shares underlying unvested RSUs for each director were: for Mr. Cu, 13,124; for Mr. Lavan, 13,124; for Ms. Layfield, 13,124; for Mr. Mossler, 13,124; and for Mr. Wesemann, 13,124.
(4) As of December 31, 2022, the number of shares underlying unexercised stock options for each director were: Mr. Cu 4,590; Mr. Lavan, 189,917; Ms. Layfield, 141,017; Mr. Mossler, 77,137; Mr. Wesemann, 206,017; and Mr. Block, 112,107.
(5) Mr. Cu resigned from the Board on February 7, 2023. In connection with his resignation, Mr. Cu voluntarily returned all cash fees that were paid to him in 2022.
(6) Appointed to the Board effective as of December 27, 2022. These directors did not receive any compensation in respect of their service in fiscal year 2022.
(7) Peter Block ceased serving as a Director on August 4, 2022, the date of our 2022 annual meeting of stockholders. In connection with his departure, the Board approved extending the exercisability of Mr. Block’s outstanding vested stock options for the lesser of five years or the remaining life of the stock option. There was no accounting implication of this extension.

The Company’s non-employee directors are compensated in accordance with a fee schedule that is approved by the Compensation Committee. Directors who are also our employees receive no additional compensation for their services as directors. The Compensation Committee reviews and recommends to the Board appropriate director compensation programs for service as directors, committee chair and committee members. In order to determine the Board compensation framework, the Compensation Committee reviewed comparative market composite data provided by the Committee’s independent consultant.

Consistent with the Company’s compensation philosophy, non-employee director compensation is positioned competitively against companies of similar size, complexity and growth trajectory.

For his or her services in Fiscal Year 2022, each non-employee director received compensation in accordance with the following:

Annual Cash Retainer	$35,000
Additional Cash Retainer for Lead Independent Director	$20,000	(1)
Annual Equity Grant	$200,000	(2)

Members of our Committees, other than the Chairpersons, receive the following additional compensation:

Audit Committee	$10,000
Compensation Committee	$7,500
Nominating and Corporate Governance Committee	$5,000

The Chairpersons of our Committees receive the following additional compensation:

Audit Committee	$20,000
Compensation Committee	$15,000
Nominating and Corporate Governance Committee	$10,000
Social Impact and Culture Committee	$5,000	(3)
(1) Ms. Layfield was appointed as Lead Independent Director in July 2022, when the role of Lead Independent Director was created. Ms. Layfield is entitled to a retroactive payment in respect of the additional Lead Independent Director retainer payable for her service in 2022 in the position of Lead Independent Director. The additional cash retainer was approved in February 2023 and will be paid to Ms. Layfield in 2023.

(2) Newly appointed directors to the Board receive an initial equity grant equal to the annual equity retainer of $200,000, the value of which may, in the Board’s discretion, be pro-rated based on the timing of the new director’s commencement of service.

(3) In recognition that the areas within the Social Impact and Culture Committee’s purview were being appropriately addressed during Nominating and Corporate Governance and full board meetings as well as informally, commencing in 2023 the areas under the Social Impact and Culture Committee’s oversight will be within the purview of the Nominating and Corporate Governance Committee, of which Mr. Mossler is a member.

For 2022, directors were permitted to receive their annual equity award in one of the following forms, at their election: (1) 100% in stock options, (2) 100% in RSUs, or (3) 50% in stock options and 50% in RSUs. In addition, directors were permitted to elect to receive their annual cash retainer in the form of equity, the form of which will be based on the same options described above. Equity grants to the directors generally cliff vest on the earlier of one year from grant, or the date of the next annual stockholder’s meeting, subject to the director’s continued service though the vesting date. For 2023, the Compensation Committee voted to allow only for RSU grants in respect of the annual equity award (rather than stock options). In addition, a new committee of the Board, the Operating Committee, first convened in 2023. The Chairperson of the Operating Committee is entitled to an additional cash retainer of $10,000, and all other members are entitled to an additional retainer of $5,000.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of our Board during the 2022 Fiscal Year were Ms. Layfield (Chair), Mr. Lavan, Mr. Mossler, Mr. Wesemann and Mr. Peter Block until his resignation in August 2022.

During the 2022 Fiscal Year:

•none of the members of the Compensation Committee was an officer (or former officer) or employee of the Company or any of its subsidiaries;

•none of the members of the Compensation Committee had a direct or indirect material interest in any transaction in which the Company was a participant and the amount involved exceeded $120,000;

•none of our executive officers served on the compensation committee (or another board committee with similar functions or, if none, the entire board of directors) of another entity where one of that entity’s executive officers served on our Compensation Committee;
•none of our executive officers was a director of another entity where one of that entity’s executive officers served on our Compensation Committee; and

•none of our executive officers served on the compensation committee (or another board committee with similar functions or, if none, the entire board of directors) of another entity where one of that entity’s executive officers served as a director on our Board.

Equity Compensation Plan Information

The following table summarizes the number of securities underlying outstanding options and RSUs granted to employees and directors, as well as the number of securities remaining available for future issuance, under LivePerson’s equity compensation awards as of December 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2022(1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2022 (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,023,889	$24.5203	1,468,466 (3)
Equity compensation plans not approved by security holders	2,718,942	$21.4141	918,117 (4)
Total	9,742,831		2,386,583
(1) Consists of options to purchase shares of our common stock, as well as RSU awards, each representing the right to acquire shares of our common stock. In respect of the plans approved by security holders, including the 2000 Stock Incentive Plan, 2009 Stock Incentive Plan and 2019 Stock Incentive Plan, the number of shares reported represents 3,627,430 shares subject to stock options and 3,396,459 RSUs. For purposes of this table, the number of RSUs includes a number in respect of PRSUs granted under the 2019 Stock Incentive Plan that assumes the highest level of performance for the three-year performance period applicable to the award has been achieved. In respect of the plan not approved by security holders, including the Inducement Plan (described below), the number of shares reported represents 880,668 shares subject to stock options, and 1,838,274 RSUs.
(2) The weighted average exercise price is calculated based solely on the outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding RSU awards or performance stock units, which have no exercise price.
(3) Consists of 1,069,211 shares remaining available for issuance under the 2019 Stock Incentive Plan and 399,255 shares remaining available for issuance under the 2019 Employee Stock Purchase Plan.
(4) Represents shares under the Inducement Plan, which is intended to qualify as an “inducement plan” under Nasdaq rule 5635(c)(4).

LivePerson, Inc. 2018 Inducement Plan
On January 19, 2018, the Board adopted the LivePerson, Inc. 2018 Inducement Plan (the “Inducement Plan”), which provides for the grants of awards of stock options, stock appreciation rights, restricted stock, RSUs and other stock and cash-based awards to persons who have not previously been an employee or director of the Company, or to an individual following a bona fide period of non-employment with the Company, as an inducement for the individual’s entering into employment with the Company. The purpose of the Inducement Plan is to help the Company provide an inducement to attract and retain the employment services of new employees, to motivate those new employees whose potential contributions are important to the success of the Company to accept an offer of employment by providing them with equity ownership opportunities, and to advance the interests of the Company’s stockholders by providing incentives to those eligible individuals who are expected to make important contributions to the Company.

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

The Inducement Plan is administered by the Board. Pursuant to the terms of the Inducement Plan, subject to applicable law, the Board may delegate certain authority under the Inducement Plan to one or more committees or subcommittees of the Board or one or more officers of the Company. Subject to the provisions of the Inducement Plan, the Board has the power to select the recipients of awards, to determine the number of shares subject to any award, to establish and verify the extent of satisfaction of any performance goals or other conditions applicable to awards, to determine whether, and the extent to which, adjustments are required under the Inducement Plan, and to determine the terms and conditions of awards. The Board may also modify awards granted to participants who are foreign nationals or employed outside the United States or establish subplans or procedures under the Inducement Plan to recognize differences in laws, rules, regulations or customs of such foreign jurisdictions with respect to tax, securities, currency, employee benefit or other matters.

The Inducement Plan permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, performance awards and other stock and cash-based awards to persons who have not previously been an employee or director of the Company, or an individual following a bona fide period of non-employment with the Company, as an inducement for the individual’s entering into employment with the Company.

Stock Options
The Board may grant stock options under the Inducement Plan. The number of shares covered by each stock option granted to a participant (subject to the Inducement Plan’s stated limit) and all other terms and conditions will be determined by the Board. The stock option exercise price is established by the Board and must be at least 100% of the fair market value of a share on the date of grant. Consistent with applicable laws, regulations and rules, and to the extent authorized by the Board, payment of the exercise price of stock options may be made in one of more of the following: (i) cash or check, (ii) broker assisted cashless exercise, (iii) shares of our common stock, (iv) net exercise, (v) delivery to the Company of a promissory note, (vi) any other lawful means, or (vii) any combination of these permitted forms of payment. The Inducement Plan prohibits decreasing the exercise price of an option or canceling an option and replacing it with an award with a lower exercise price.

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

Stock Appreciation Rights
The Board may grant stock appreciation rights under the Inducement Plan. Stock appreciation rights typically provide for the right to receive the appreciation in the fair market value of our common stock between the grant date and the exercise date. The Board may grant stock appreciation rights either alone or in tandem with a stock option granted under the Inducement Plan. The number of shares of Company common stock covered by each stock appreciation right (subject to the Inducement Plan’s stated limit) and all other terms and conditions will be determined by the Board. Stock appreciation rights are generally subject to the same terms and limitations applicable to options or, when granted in tandem with an option, to the same terms as the option. Stock appreciation rights may be paid in cash or shares or any combination of both, as determined by the Board in its sole discretion. Unless otherwise approved by the Company’s stockholders, the Inducement Plan prohibits decreasing the exercise price of a stock appreciation right or canceling a stock appreciation right and replacing it with an award with a lower exercise price.

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

Restricted Stock Units
The Board may also grant an award of RSUs under the Inducement Plan. An RSU is a bookkeeping entry representing an amount equivalent to the fair market value of one share of our common stock. Participants are not required to pay any consideration to the Company at the time of grant of an RSU award. The Board will determine the terms of any RSU award, including the number of shares covered by such award (subject to the Inducement Plan’s stated limit), and the minimum period over which the award may vest, which is subject to the same minimum vesting requirements and exceptions described above for restricted stock awards. RSU awards may include a dividend equivalent right feature, but any dividends payable to stockholders will accrue with respect to the RSU and become payable only when and if the underlying RSU vests. When the participant satisfies the conditions of an RSU award, the Company will pay the participant cash or shares of our common stock to settle the vested RSUs. The Board may permit a participant to elect to defer the settlement of his or her vested RSU award until a later date; provided that such deferral election must be made pursuant to an exemption from, or in compliance with, Code Section 409A.

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

Performance Awards
The Board may grant performance awards under the Inducement Plan. Performance awards provide participants with the opportunity to earn a payout subject to the award only if certain performance goals or other vesting criteria are achieved. The Board will establish the performance goals or other vesting in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of performance shares to be paid out to participants. The Board has discretion to determine other terms of the performance award, including the number of shares or value subject to a performance award (subject to the Inducement Plan’s stated limit), the period as to which performance is to be measured (which may be no shorter than a one-year period), any applicable forfeiture provisions and any other terms and conditions consistent with the Inducement Plan. After the completion of the performance period applicable to the award, the Board will measure performance against the applicable goals and other vesting criteria and determine whether any payment will be made under the award. If the participant satisfies the conditions of the performance share award, the Company will pay the participant cash or shares or any combination of both to settle the award.

Performance Goals
The Compensation Committee may establish performance criteria and level of achievement versus such criteria that will determine the number of shares to be granted, retained, vested, issued or issuable under or in settlement of or the amount payable pursuant to an award, which criteria may be based on certain performance goals (as described below). The performance criteria for each such performance award will be based on one or more of the following measurable performance goals: (a) net income, (b) earnings before or after discontinued operations, interest, taxes, depreciation and/or amortization, (c) operating profit before or after discontinued operations and/or taxes, (d) sales, (e) sales growth, (f) earnings growth, (g) cash flow or cash position, (h) gross margins, (i) stock price, (j) market share, (k) return on sales, assets, equity or investment, (l) improvement of financial ratings, (m) achievement of balance sheet or income statement objectives, (n) total stockholder return, (o) introduction of new products, (p) expansion into new markets or (q) achievement of any other strategic, operational goals or such other individual performance measures as the Board may determine.

These performance goals may reflect absolute entity or business unit performance or a relative comparison to the performance of a peer group of entities or other external measure of the selected performance criteria and may be absolute in their terms or measured against or in relationship to other companies comparably, similarly or otherwise situated. The Compensation Committee may specify that such performance measures shall be adjusted to exclude any one or more of (i) extraordinary items, (ii) gains or losses on the dispositions of discontinued operations, (iii) the cumulative effects of changes in accounting principles, (iv) the writedown of any asset, and (v) charges for restructuring and rationalization programs. Such performance goals: (i) may vary by participant and may be different for different awards, (ii) may be particular to a participant or the department, branch, line of business, subsidiary or other unit in which the participant works and may cover such period as may be specified by the Board, and (iii) shall be set by the Compensation Committee at a time that the accomplishment of such goals is reasonably uncertain. The Compensation Committee may adjust downwards or upwards the cash or number of shares payable pursuant to such awards, and the Compensation Committee may waive the achievement of the applicable performance measures in its discretion.

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

Reorganization Event
In the event of a reorganization event, each outstanding award will be treated as the Board determines, including, without limitation, that each award may be assumed or an equivalent option or right substituted by the successor corporation, or in the case of stock options, may be terminated after giving holders notice of such pending termination and a change to exercise the option prior to the reorganization event. In addition, the vesting of awards that are unvested at the time of a reorganization event does not automatically accelerate, but the Board may cause any vesting to accelerate or restrictions lapse in connection with the reorganization event. In the case that stockholders are receiving a cash payment for each share in a reorganization event, the Board may also provide that all awards will be canceled in connection with the reorganization event in exchange for the holder of such award receiving a cash payment for each share underlying the award in the same amount as the stockholders receive, or, in the case of options, the excess, if any, between the amount a stockholder is receiving and the exercise price of the stock option. The Board will generally not be required to treat all awards, all awards held by a participant, or all awards of the same type, similarly in the transaction. Upon the occurrence of a liquidation or dissolution of the Company, except to the extent specifically provided otherwise in the restricted stock or RSU award agreement or any other agreement between a participant and the Company, all restrictions and conditions on all restricted stock and RSU awards then outstanding will automatically be deemed terminated or satisfied.

Amendment and Termination; Forfeiture Events
Our Board may amend, suspend or terminate the Inducement Plan at any time and for any reason, provided that any amendment may not materially and adversely affect the rights of the existing participants under the Inducement Plan. No award will be made that is conditioned upon stockholder approval of any amendment to the Inducement Plan. The Inducement Plan will terminate on January 19, 2028 unless re-adopted or extended by the stockholders prior to or on such date or unless terminated earlier by the Board.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Securities

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of March 31, 2023, by:

•each person or group of affiliated persons whom we know to beneficially own more than five percent of our common stock;
•each of our named executive officers identified in the “Summary Compensation Table” included in this Amendment on page 22;
•each of our directors; and
•all of our directors and executive officers as a group.

A person is deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after March 31, 2023, including any shares of our common stock subject to an option that are exercisable or will be exercisable, or RSUs that have vested or will vest, within 60 days after March 31, 2023.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Percentage of beneficial ownership is based on 76,109,387 shares of common stock outstanding at March 31, 2023 (excluding shares held in treasury). Unless otherwise indicated, the persons named in the table directly own the shares and have sole voting and sole investment control with respect to all shares beneficially owned:

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Common Stock Outstanding (%)
5% Stockholders
BlackRock, Inc. (3)	14,286,998	19%
The Vanguard Group. (4)	9,227,882	12%

Executive Officers and Directors
Robert P. LoCascio (6)	5,349,172	7%
John D. Collins (7)	64,512	*
Monica L. Greenberg (8)	305,372	*
Norman M. Osumi (9)	17,135	*
Kevin C. Lavan (10)	195,917	*
Jill Layfield (11)	142,847	*
James Miller	0	—%
Fred Mossler (12)	137,395	*
William G. Wesemann (13)	407,847	*
Vanessa Pegueros	49	*
Bruce Hansen	0	—%
Yael Zheng (14)	3,000	*
Directors and Executive Officers as a group (13 persons) (15)	6,623,246	9%
* Less than 1%.
(1) Unless noted otherwise, the business address of each beneficial owner is c/o LivePerson, Inc., 530 7th Avenue, Floor M1, New York, New York 10018.
(2) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investment power with respect to the shares shown as beneficially owned.
(3) Based solely on our review of the Schedule 13G/A filed with the SEC on February 10, 2023 by BlackRock, Inc., whose address is 55 East 52nd Street, New York, New York 10022. BlackRock, Inc. reported that it has sole voting power as to 13,809,436 shares, and sole dispositive power as to 14,286,998 shares.
(4) Based solely on our review of the Schedule 13G/A filed with the SEC on February 9, 2023 by The Vanguard Group, whose address is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. The Vanguard Group reported that it has shared voting power as to 116,979 shares, sole dispositive power as to 9,048,950 shares and shared dispositive power as to 178,932 shares. Of the total shares held by Mr. LoCascio, 4,226,983 shares of common stock are held indirectly by Mr. LoCascio through Ikon LP, a limited partnership of which Mr. LoCascio is the sole owner. Includes 757,510 shares underlying options that are currently exercisable or that will be exercisable and/or RSUs that have vested or that will vest, in each case, at or within 60 days of March 31, 2023. In January 2012, 2,000,000 shares of common stock beneficially owned by Mr. LoCascio were pledged as collateral in connection with a line of credit extended to Mr. LoCascio by UBS, and such pledge is currently in effect with regard to those shares.
(7) Includes 55,622 shares underlying options that are currently exercisable or that will be exercisable and/or RSUs that have vested or that will vest, in each case, at or within 60 days of March 31, 2023.
(8) Includes 281,065 shares underlying options that are currently exercisable or that will be exercisable at or within 60 days of March 31, 2023.
(9) Includes 11,650 shares underlying options that are currently exercisable or that will be exercisable at or within 60 days of March 31, 2023.
(10) Includes 189,917 shares underlying options that are currently exercisable or that will be exercisable at or within 60 days of March 31, 2023.

(11) Includes 141,017 shares underlying options that are currently exercisable or that will be exercisable at or within 60 days of March 31, 2023.
(12) Includes 77,137 shares underlying options that are currently exercisable or that will be exercisable at or within 60 days of March 31, 2023.
(13) Includes 206,017 shares underlying options that are currently exercisable or that will be exercisable and/or RSUs that have vested or that will vest, in each case, at or within 60 days of March 31, 2023.
(14) Of the total shares held by Ms. Zheng, 3,000 shares of common stock are held by Ms. Zheng indirectly through the Winthrop Alan White and Yael Zheng Revocable Trust, a trust of which Ms. Zheng is a co-trustee with her spouse.
(15) Includes 1,764,360 shares underlying options that are currently exercisable or that will be exercisable at or within 60 days of March 31, 2023, and shares of which the directors and executive officers are indirect beneficial owners.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions
Any transaction or series of transactions, of which the aggregate amount involved exceeds or may be reasonably expected to exceed $120,000, in which we participate and a related person has a material interest would require the prior approval by our Board. In such cases, the Board would review all of the relevant facts and circumstances and would take into account, among other factors, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. If a transaction relates to a director, that director would not participate in the Board’s deliberations.

Related persons would include a member of our Board and our executive officers and their immediate family members. It would also include persons controlling over 5% of our outstanding common stock. Under our written policy on conflicts of interest, all of our directors, executive officers and employees have a duty to report to the appropriate level of management potential conflicts of interests, including transactions with related persons.

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

Since the beginning of the 2022 Fiscal Year, the Company has not been a participant in any transaction with a related person other than the agreements and transactions described below.

Indemnification Agreements with Directors and Executive Officers

The Charter provides that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. In addition, we have entered into indemnification agreements with our directors and executive officers. We monitor developments in Delaware law in order to provide our directors and officers the highest level of protection under the law. Our Board approved an updated form of indemnification agreement which was filed as an exhibit to our 2011 Annual Report on Form 10-K. The form of indemnification agreement used by the Company contains provisions that require us, among other things, to indemnify our directors and executive officers against certain liabilities (other than liabilities arising from intentional or knowing and culpable violations of law) that may arise by reason of their status or service as our directors or executive officers or other entities to which they provide service at our request and to advance expenses they may incur as a result of any proceeding against them as to which they could be indemnified. We believe that these provisions and agreements are necessary to attract and retain highly qualified individuals to serve the Company. We also have obtained an insurance policy covering our directors and executive officers for claims that such directors and executive officers may otherwise be required to pay or for which we are required to indemnify them, subject to certain exclusions.

Other Relationships and Transactions
On February 25, 2022, Starboard Value and Opportunity Master Fund Ltd notified us of its intent to nominate four candidates for election to the Board at the 2022 Annual Meeting. On July 20, 2022, the Company and Starboard Value, LP and certain of its affiliates (collectively, “Starboard”) entered into an agreement (the “Starboard Agreement”) pursuant to which Starboard Value and Opportunity Master Fund Ltd withdrew its nomination notice. As part of the Starboard Agreement, the Company reimbursed Starboard for reasonable, documented out-of-pocket fees and expenses incurred in connection with its involvement with the Company, including but not limited to, its Schedule 13D filings, its preparation and delivery of its nomination notice, its preparation and filing of preliminary proxy materials, and the negotiation and execution of the Agreement, for an aggregate total reimbursement of $1.1 million.

On November 18, 2022, Mr. John D. Collins, our Chief Financial Officer, sold to the Company, and the Company repurchased, 19,830 shares of Common Stock at the price of $11.17 per share, the closing market price of the shares on the date of repurchase, for an aggregate purchase price of $221,501.10. The transaction was effected by mutual agreement of the Company and Mr. Collins in order for Mr. Collins to cover tax liabilities from bonus and equity based compensation.

Director Independence

The Board has determined that Mr. Hansen, Mr. Lavan, Ms. Layfield, Mr. Miller, Mr. Mossler, Ms. Pegueros, Mr. Wesemann, and Ms. Zheng are “independent” under the Nasdaq listing requirements and the applicable rules and regulations of the SEC. As part of the Board’s process in making such determination, each such director provided confirmation that (a) the objective criteria for independence pursuant to the Nasdaq rules are satisfied and (b) each such director has no other relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Mr. LoCascio, our President, CEO and Chairman of the Board, is an employee and therefore not “independent” under these requirements, rules and regulations.

Item 14. Principal Accountant Fees and Services

Fees Billed to the Company for Services Rendered during the Fiscal Years Ended December 31, 2022 and 2021

BDO USA, LLP served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021.

	2022	2021

Audit Fees (1)	$1,845,960	$912,588
Audit-Related Fees (2)	$125,000	$418,178
Tax Fees (3)	—	—
All Other Fees	—	—
(1) “Audit Fees” consist of fees for professional services rendered in connection with the audit of the Company’s consolidated annual financial statements, the review of the Company’s interim condensed consolidated financial statements included in quarterly reports, the audits in connection with statutory and regulatory filings or engagements, and the audit of the Company’s internal controls over financial reporting.

(2) “Audit-Related Fees” consist primarily of fees for professional services rendered in connection with the audits of the Company’s employee benefit plan and acquisition accounting due diligence.

(3) “Tax Fees” consist of fees billed for professional services rendered for tax compliance, tax consulting and tax planning services.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and permissible non-audit services. The Audit Committee has authorized each of its members to pre-approve audit, audit-related, tax and non-audit services, provided that such approved service is reviewed with the full Audit Committee at its next meeting.

As early as practicable in each fiscal year, the independent registered public accounting firm provides to the Audit Committee a schedule of the audit and other services that they expect to provide or may provide during the year. The schedule is specific as to the nature of the proposed services, the proposed fees and other details that the Audit Committee may request. The Audit Committee by resolution authorizes or declines the proposed services. Upon approval, this schedule serves as the budget for fees by specific activity or service for the year.

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

10.5*
Form of Restricted Stock Unit Award Agreement for Robert LoCascio (incorporated by reference to Exhibit 10.13 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.6*
Inducement Plan dated January 19, 2018 (incorporated by reference to Exhibit 10.14 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.7*
Amended Employment Agreement between LivePerson and Robert LoCascio, dated as of December 27, 2017 (incorporated by reference to Exhibit 10.15 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.8*
Long Term Incentive Plan dated July 31, 2018 (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 6, 2018 (File No. 000-30141))

10.9
Form of Capped Call Transaction Confirmation relating to the 0.750% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 10.1 to LivePerson’s Form 8-K filed on March 5, 2019 (000-30141))

10.10
Form of Additional Capped Call Transaction Confirmation relating to the 0.750% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 10.1 to LivePerson’s Form 8-K filed on March 14, 2019 (000-30141))

10.11*
Nonstatutory Stock Option Agreement, by and between LivePerson, Inc. and Robert P. LoCascio, dated as of February 21, 2019 (incorporated by reference to Exhibit 10.3 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 7, 2019 (File No.000-30141))

10.12*
2009 Stock Incentive Plan Restricted Stock Unit Award Agreement, by and between LivePerson, Inc. and Robert P. LoCascio, dated as of February 21, 2019 (incorporated by reference to Exhibit 10.4 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 7,2019 (File No. 000-30141))

10.13*

LivePerson, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on August 6, 2021 (File No. 333-258578))

10.14*	LivePerson, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to LivePerson’s Registration Statement on Form S-8 filed on November 13, 2019 (File No. 333-234676))

10.15
Form of Base Capped Call Transaction Confirmation relating to the 0% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K/A filed on December 10, 2020 (File No. 000-30141))

10.16
Form of Additional Capped Call Transaction Confirmation relating to the 0% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.2 to LivePerson’s Current Report on Form 8-K/A filed on December 10, 2020 (File No. 000-30141))

10.17
Agreement, dated as of July 20, 2022, by and among LivePerson, Inc. and the Starboard parties set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on July 21, 2022 (File No. 000-30141))

10.18*
Letter between LivePerson and John D. Collins, dated as of August 9, 2022 (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 8, 2022 (File No. 000-30141))

10.19*
Offer Letter between LivePerson and Norman Osumi, dated as of January 25, 2021 (incorporated by reference to Exhibit 10.27 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on May 2, 2022 (File No. 000-30141))

10.20*	Form of Restricted Stock Unit Agreement under the 2019 Stock Incentive Plan

10.21*	Form of Option Agreement under the 2019 Stock Incentive Plan

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to LivePerson's Annual Report on Form 10-K filed on March 16, 2023 (file No. 000-30141))

23.1

Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to LivePerson's Annual Report on Form 10-K filed on March 16, 2023 (file No. 000-30141))

24.1	Power of Attorney (included on the signature page of the Original Form 10-K)

31.1
Certification by principal executive officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to LivePerson's Annual Report on Form 10-K filed on March 16, 2023 (file No. 000-30141))

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

32.1**
Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to LivePerson's Annual Report on Form 10-K filed on March 16, 2023 (file No. 000-30141))

32.2**
Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to LivePerson's Annual Report on Form 10-K filed on March 16, 2023 (file No. 000-30141))

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2023.

LIVEPERSON, INC.

By:	/s/ Robert P. LoCascio
Name: Robert P. LoCascio
Title: Chief Executive Officer