Form 10-Q
period 2023-03-31
LIVEPERSON INC
filed 2023-05-11
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On May 5, 2023, 78,964,573 shares of the registrant’s common stock were outstanding.

LIVEPERSON, INC.
FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2023

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q about LivePerson, Inc. (“LivePerson”, the “Company,” “we,” “our,” or “us”) that are not historical facts are forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about LivePerson and our industry. Our expectations, assumptions, estimates and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, assumptions, estimates and projections will be realized. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition (including based on examinations of historical operating trends) and management strategies. Many of these statements are found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects” and variations of such words or similar expressions are intended to identify forward-looking statements. However, not all forward-looking statements contain these words. Forward-looking statements are subject to risks and uncertainties that could cause actual future events or results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023 in the section entitled Part I, Item 1A “Risk Factors”. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We do not undertake any obligation to revise forward-looking statements to reflect future events or circumstances. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements

LIVEPERSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2023	December 31, 2022

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$239,975	$391,781
Restricted cash	12,197	417
Accounts receivable, net of allowances of $9,134 and $9,239 as of March 31, 2023 and December 31, 2022, respectively	121,032	86,537
Prepaid expenses and other current assets	29,670	23,747
Assets held for sale	—	30,984
Total current assets	402,874	533,466
Operating lease right of use assets (Note 10)	952	1,604
Property and equipment, net (Note 6)	130,357	126,499
Contract acquisition costs	42,829	43,804
Intangible assets, net (Note 5)	74,935	78,103
Goodwill (Note 5)	296,790	296,214
Deferred tax assets	4,642	4,423
Investment in joint venture (Note 17)	1,641	2,264
Other assets	2,497	2,563
Total assets	$957,517	$1,088,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,276	$25,303
Accrued expenses and other current liabilities (Note 7)	153,822	129,244
Deferred revenue (Note 2)	109,775	84,494
Convertible senior notes (Note 8)	71,962	—
Operating lease liabilities (Note 10)	1,313	2,160
Liabilities associated with assets held for sale	—	10,357
Total current liabilities	355,148	251,558
Deferred revenue, net of current portion (Note 2)	133	174
Convertible senior notes, net of current portion (Note 8)	510,024	737,423
Operating lease liabilities, net of current portion (Note 10)	607	682
Deferred tax liabilities	2,632	2,550
Other liabilities	23,969	28,465
Total liabilities	892,513	1,020,852
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value - 200,000,000 shares authorized, 78,870,717 and 78,350,984 shares issued, 76,104,644 and 75,584,911 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	79	78
Additional paid-in capital	848,621	771,052
Treasury stock - 2,766,073 shares	(3)	(3)
Accumulated deficit	(773,882)	(692,362)
Accumulated other comprehensive loss	(9,811)	(10,677)
Total stockholders’ equity	65,004	68,088
Total liabilities and stockholders’ equity	$957,517	$1,088,940

See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,

	2023	2022
	(In thousands, except share and per share amounts)
Revenue	$107,661	$130,197
Costs, expenses and other: (1) (2)
Cost of revenue (3)	43,096	49,567
Sales and marketing	34,470	58,132
General and administrative	31,447	29,735
Product development	36,519	56,072
Restructuring costs	11,515	(23)
Gain on divestiture	(17,591)	—
Amortization of purchased intangible assets	874	1,841
Total costs, expenses and other	140,330	195,324
Loss from operations	(32,669)	(65,127)
Other income (expense), net:
Interest income (expense), net	1,801	(490)
Other income, net	14,662	60
Total other income (expense), net	16,463	(430)
Loss before provision for (benefit from) income taxes	(16,206)	(65,557)
Provision for (benefit from) income taxes	1,214	(193)
Net loss	$(17,420)	$(65,364)

Net loss per share of common stock:
Basic	$(0.23)	$(0.86)
Diluted	$(0.23)	$(0.86)
Weighted-average shares used to compute net loss per share:
Basic	75,774,812	75,812,405
Diluted	75,774,812	75,812,405

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$2,035	$2,131
Sales and marketing	2,404	6,649
General and administrative	2,632	10,438
Product development	4,261	12,648

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$2,247	$2,533
Sales and marketing	726	552
General and administrative	161	137
Product development	4,228	4,002

(3) Amounts include amortization of purchased intangibles and finance leases, as follows:
Cost of revenue	$4,561	$4,416
See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Net loss	$(17,420)	$(65,364)
Foreign currency translation adjustment	866	(1,699)
Comprehensive loss	$(16,554)	$(67,063)
    See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount

	(In thousands, except share data)
Balance at December 31, 2022	78,350,984	$78	(2,766,073)	$(3)	$771,052	$(692,362)	$(10,677)	$68,088
Common stock issued upon exercise of stock options	18,687	—	—	—	130	—	—	130
Common stock issued upon vesting of restricted stock units	413,252	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	9,560	—	—	9,560
Common stock issued under Employee Stock Purchase Plan (ESPP)	87,794	—	—	—	724	—	—	724
Issuance of common stock in connection with acquisitions (Note 9)	—	—	—	—	380	—	—	380
Activity related to divestiture (Note 20)	—	—	—	—	66,775	(64,100)	57	2,732
Net loss	—	—	—	—	—	(17,420)	—	(17,420)
Other comprehensive loss	—	—	—	—	—	—	809	809
Balance at March 31, 2023	78,870,717	$79	(2,766,073)	$(3)	$848,621	$(773,882)	$(9,811)	$65,004

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount

	(In thousands, except share data)
Balance at December 31, 2021	74,980,546	$75	(2,746,243)	$(3)	$871,788	$(516,859)	$(5,564)	$349,437
Cumulative adjustment due to adoption of ASU 2020-06	—	—	—	—	(209,651)	50,244	—	(159,407)
Common stock issued upon exercise of stock options	40,483	—	—	—	506	—	—	506
Common stock issued upon vesting of restricted stock units	444,043	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,522	—	—	20,522
Cash awards settled in shares of the Company’s common stock	735,519	1	—	—	17,298	—	—	17,299
Common stock issued under ESPP	82,100	—	—	—	1,415	—	—	1,415
Issuance of common stock in connection with acquisitions (Note 9)	779,946	1	—	—	17,636	—	—	17,637
Net loss	—	—	—	—	—	(65,364)	—	(65,364)
Other comprehensive loss	—	—	—	—	—	—	(1,699)	(1,699)
Balance at March 31, 2022	77,062,637	$77	(2,746,243)	$(3)	$719,514	$(531,979)	$(7,263)	$180,346
See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
	(in Thousands)
OPERATING ACTIVITIES:
Net Loss	(17,420)	(65,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,332	31,866
Depreciation	7,362	7,224
Amortization of purchased intangible assets and finance leases	5,435	5,316
Amortization of debt issuance costs	920	941
Change in fair value of contingent consideration	(1,709)	—
Gain on repurchase of convertible notes	(6,100)	—
Allowance for doubtful accounts	1,079	1,276
Gain on divestiture	(17,591)	—
Deferred income taxes	589	218
Equity loss in joint venture	618	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(34,731)	(16,331)
Prepaid expenses and other current assets	(6,262)	(9,344)
Contract acquisition costs noncurrent	530	(2,793)
Other assets	79	(159)
Accounts payable	(9,910)	8,023
Accrued expenses and other current liabilities	41,266	1,026
Deferred revenue	24,750	13,527
Operating lease liabilities	(286)	(485)
Other liabilities	(5,869)	2,187
Net cash used in operating activities	(5,918)	(22,872)
INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(9,625)	(13,135)
Payments for acquisitions, net of cash acquired	—	(3,236)
Purchases of intangible assets	(1,355)	(738)
Proceeds from divestiture	13,819	—
Investment in joint venture	—	(2,790)
Net cash provided by (used in) investing activities	2,839	(19,899)
FINANCING ACTIVITIES:
Principal payments for financing leases	(958)	(920)
Proceeds from issuance of common stock in connection with the exercise of options and ESPP	854	1,921
Payments on repurchase of convertible senior notes	(149,702)	—
Net cash (used in) provided by financing activities	(149,806)	1,001
Effect of foreign exchange rate changes on cash and cash equivalents	2,849	600
Net (decrease) increase in cash, cash equivalents, and restricted cash	(150,036)	(41,170)
Cash, cash equivalents, and restricted cash - beginning of year	392,197	523,532
Plus: cash classified within current assets held for sale - beginning of year	10,011	—
Cash, cash equivalents, and restricted cash - end of year	$252,172	$482,362

	Three Months Ended
	March 31,
	2023	2022
	(in Thousands)
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$239,975	$480,676
Restricted cash	$12,197	$1,686
Total cash, cash equivalents, and restricted cash - end of period	$252,172	$482,362

Supplemental disclosure of other cash flow information:
Cash paid for income taxes	$187	$—
Cash paid for interest	888	1,259
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment recorded in accounts payable	790	159,407
Right of use assets obtained in exchange for operating lease liabilities	—	1,060
Supplemental disclosure of non-cash financing activities related to the WildHealth acquisition in February 2022 (Note 9):
Issuance of shares of common stock	$—	$777
Supplemental disclosure of non-cash operating activities related to the WildHealth acquisition in February 2022 (Note 9):
Supplemental disclosure of non-cash operating activities related to the WildHealth acquisition in February 2022 (Note 9):
Fair value of contingent earn-out recorded in connection with WildHealth transaction	—	17,675

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business and Basis of Presentation

LivePerson, Inc. (“LivePerson”, the “Company”, “we”, “our” or “us”) is a global leader in AI-powered customer conversations. Consumers have made mobile devices the center of their digital lives, and they have made digital conversational experiences the center of communication with friends, family and peers. Since 1998, LivePerson has enabled billions of meaningful connections between consumers and our customers on our platform. These speech or text conversations decrease costs and increase revenue for our brands by harnessing the power of AI for convenient, personalized and content-rich journeys across the entire consumer lifecycle, and across consumer platforms. AI has accelerated our capability to leverage those prior conversations to enhance the consumer experience and to improve results for our customers by empowering them to leverage the latest Generative AI and Large Language Models (“LLMs”) in a safe and secure environment.

The Conversational Cloud, the Company’s enterprise-class cloud-based platform, enables businesses to have conversations with millions of consumers as personally as they would with a single consumer. The Conversational Cloud powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, SMS, social media and third-party consumer messaging platforms. Brands can also use the Conversational Cloud to message consumers when they dial a 1-800 number instead of forcing them to navigate interactive voice response systems (“IVRs”) and wait on hold. Similarly, the Conversational Cloud can ingest traditional emails and convert them into messaging conversations, or embed messaging conversations directly into web advertisements, rather than redirect consumers to static website landing pages. Agents can manage all conversations with consumers through a single console interface, regardless of where the conversations originated. Most recently, the Conversational Cloud has been enhanced to provide a secure platform with the necessary guardrails to deploy Generative AI and Large Language Models in ways that help consumers and drive results for brands without sacrificing trust.

LivePerson’s robust, cloud-based suite of rich messaging, real-time chat, LLM, AI and automation offerings features consumer and agent facing bots, intelligent routing and capacity mapping, real-time intent detection and analysis, queue prioritization, customer sentiment, analytics and reporting, content delivery, Payment Card Industry (“PCI”) compliance, co-browsing and a sophisticated proactive targeting engine. An extensible application programming interface (“API”) stack facilitates a lower cost of ownership by facilitating robust integration into back-end systems, as well as enabling developers to build their own programs and services on top of the platform. More than 40 APIs and software development kits are available on the Conversational Cloud.

LivePerson’s Conversational AI platform enables what the Company calls “the tango” of humans, AI and bots, whereby human agents act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Agents become ultra-efficient, leveraging the AI engine to serve up relevant content, define next-best actions and take over repetitive transactional work so that the agent can focus on relationship building. By seamlessly integrating messaging with the Company’s proprietary Conversational AI, as well as third-party bots, the Conversational Cloud offers brands a comprehensive approach to scaling automations across their millions of customer conversations.

Complementing the Company’s proprietary messaging and Conversational AI offerings are teams of technical, solutions and consulting professionals that have developed deep domain expertise in the implementation and optimization of conversational services across industries and messaging endpoints. LivePerson’s products, coupled with our domain knowledge, industry expertise and professional services, have been proven to maximize the impact of Conversational AI, unlock the power of Generative AI and Large Language Models in safe and responsible ways, and deliver measurable return on investment for our customers.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, and the financial data and other information disclosed in the notes to the condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

only normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements at that date.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023.

Principles of Consolidation

The unaudited condensed consolidated financial statements reflect the operations of LivePerson and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Equity Method Investment

The Company utilizes the equity method to account for investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee, and conversely, the ability to exercise significant influence is presumed not to exist when an investor possesses 20% or less of the voting interests of the investee. These presumptions may be overcome based on specific facts and circumstances that demonstrate an ability to exercise significant influence is restricted or demonstrate an ability to exercise significant influence notwithstanding a smaller voting interest, such as with the Company’s 19.2% equity method investment in Claire Holdings, Inc. (“Claire”), due to the Company’s seat on the entity’s board of directors, which provides the Company the ability to exert significant influence. In applying the equity method, the Company records the investment at cost and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses. The Company records dividends or other equity distributions as reductions in the carrying value of the investment. The Company assesses the carrying value of equity method investment on a periodic basis to see if there has been a decline in carrying value that is not temporary. When deciding whether a decline in carrying value is more than temporary, a number of factors are considered, including the investee’s financial condition and business prospects, as well as the Company’s investment intentions.

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

Use of Estimates

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Foreign Currency Translation

The Company’s operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company’s condensed consolidated financial statements. Income, expenses, and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of Accumulated other comprehensive loss in stockholders’ equity. Foreign exchange transaction gain or losses are included in other income (expense), net in the accompanying condensed consolidated statements of operations

Divestitures

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Reclassifications

Prior-period financial statement amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

On March 27, 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-01, which amends certain provisions of ASC 842 that apply to arrangements between related parties under common control. Specifically, the ASU: 1) Offers private companies, as well as not-for-profit entities that are not conduit bond obligors, a practical expedient that gives them the option of using the written terms and conditions of a common-control arrangement when determining whether a lease exists and the subsequent accounting for the lease, including the lease’s classification and 2) Amends the accounting for leasehold improvements in common-control arrangements for all entities. ASU 2023-01 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period as of the beginning of the related fiscal year. The Company does not expect the adoption of this standard to have a significant impact on its condensed consolidated financial statements and related disclosures.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions to clarify that a contractual restriction on the sale of an equity security is not considered part of a unit of account of the equity security, and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also require the following disclosures for equity securities subject to the contractual sale restrictions:

1.The fair value of equity securities subject to the contractual sale restrictions reflected on the balance sheet.
2.The nature and remaining duration of the restriction(s).
3.The circumstances that could cause a lapse in the restriction(s).

This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those financial years. The Company does not expect the adoption of this standard to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Note 2. Revenue Recognition

The majority of the Company’s revenue is generated from hosted service revenues, which is inclusive of its platform usage pricing model, and related professional services from the sale of its services. Revenues are recognized when control of these services is transferred to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services. No single customer accounted for 10% or more of total revenue for the three months ended March 31, 2023 and 2022.

Remaining Performance Obligation

As of March 31, 2023, the aggregate amount of the total transaction price allocated in contracts with original duration of one year or greater to the remaining performance obligations was $367.8 million. Approximately 87% of the Company’s remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance as of March 31, 2023 is primarily driven by cash payments received or due in advance of its performance obligations, partially offset by $44.1 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2022.

The following table presents deferred revenue by revenue source:

	March 31, 2023	December 31, 2022

	(In thousands)
Hosted services	$108,838	$83,561
Professional services	937	933
Total deferred revenue - short term	$109,775	$84,494

Professional services	$133	$174
Total deferred revenue - long term	$133	$174

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended
	March 31,

	2023	2022
	(In thousands)
Revenue:
Hosted services (1)	$87,338	$115,446
Professional services	20,323	14,751
Total revenue	$107,661	$130,197
(1) On March 20, 2023, the Company completed the sale of Kasamba and therefore ceased recognizing revenue related to Kasamba effective on the transaction close date. Further, this sale eliminated the entire Consumer segment, as a result of which revenue is presented within a single consolidated segment. Hosted services includes $7.2 million and $9.1 million of revenue for the three months ended March 31 2023, and 2022, respectively, relating to Kasamba.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue by Geographic Location

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented:

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
United States	$68,509	$87,137
Other Americas (1)	3,805	5,039
Total Americas	72,314	92,176
EMEA (2) (3)	16,182	23,820
APAC (4)	19,165	14,201
Total revenue	$107,661	$130,197
——————————————
(1)Canada, Latin America and South America
(2)Europe, the Middle East and Africa (“EMEA”)
(3)Includes revenues from the United Kingdom of $15.3 million and $14.7 million for the three months ended March 31, 2023 and 2022, respectively, and from the Netherlands of $0.3 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively.
(4)Asia Pacific (“APAC”)

Information about Contract Balances

Amounts collected in advance of services being provided are accounted for as deferred revenue. Nearly all of the Company’s deferred revenue balance is related to Hosted services revenue.

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

	Accounts Receivable	Unbilled Receivable	Contract Acquisition Costs (Non-current)	Deferred Revenue (Current)	Deferred Revenue (Non-current)

	(In thousands)
Opening balance as of December 31, 2021	$69,259	$24,545	$40,675	$98,808	$54
Increase (decrease), net	(15,791)	8,524	3,129	(14,314)	120
Opening balance as of December 31, 2022	$53,468	$33,069	$43,804	$84,494	$174
Increase (decrease), net	39,651	(5,156)	(975)	25,281	(41)
Ending balance as of March 31, 2023	$93,119	$27,913	$42,829	$109,775	$133

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

collection have been exhausted and the potential for recovery is considered remote. Accounts receivable are written off against the allowance for uncollectible accounts when the Company determines amounts are no longer collectible.

Allowance for Doubtful Accounts
(In thousands)
Allowance for doubtful accounts :
Balance at beginning of the year	$9,239
Additions charged to costs and expenses	1,079
Deductions/write-offs	(1,184)
Balance as of March 31, 2023	$9,134

Note 3. Net Loss Per Share
Basic earnings per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. All options, warrants, or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net income attributable to common stockholders. Diluted EPS is calculated using the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net income per share, the Company would assume conversion of the 2024 Notes at a ratio of 25.9182 shares of its common stock per $1,000 principal amount of the 2024 Notes. The Company would assume conversion of the 2026 Notes at a ratio of 13.2933 shares of its common stock per $1,000 principal amount of the 2026 Notes. Assumed converted shares of our common stock are weighted for the period the Notes were outstanding. The potential impact from the conversion of the convertible senior notes was excluded from the calculation of diluted net loss per share for the three months ended March 31, 2023 because the effect would have been anti-dilutive.

See Note 8 – Convertible Senior Notes, Net and Capped Call Transactions for a full description of the Notes.

Basic and diluted earnings per common share for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended
	March 31,
	2023	2022
Net loss (in thousands)	$(17,420)	$(65,364)
Weighted average number of shares outstanding, basic and diluted	75,774,812	75,812,405
Net loss per share, basic and diluted	$(0.23)	$(0.86)

The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows:

	As of March 31,
	2023	2022
Shares subject to outstanding common stock options and employee stock purchase plan	4,078,938	5,027,605
Restricted stock units	4,331,255	4,292,153
Earnouts	23,818,594	4,915,718
Conversion option of the 2024 Notes	1,878,862	5,961,186
Conversion option of the 2026 Notes	6,879,283	6,879,283
	40,986,932	27,075,945

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Segment Information

The Company accounts for its segment information in accordance with the provisions of ASC 280-10, “Segment Reporting.” ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The Company was previously organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment enables brands to leverage the Conversational Cloud’s sophisticated intelligence engine to connect with consumers through an integrated suite of mobile and online business messaging technologies. The Consumer segment facilitated online transactions between Experts and Users seeking information and knowledge for a fee via mobile and online messaging. During the first quarter of 2023, the Consumer segment (comprised solely of the Kasamba business) was divested (see Note 20 – Divestiture). The chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, evaluates performance, makes operating decisions, and allocates resources based on the operating income of the remaining Business segment. The Business reporting segment follows the same accounting policies used in the preparation of the Company’s consolidated financial statements which are described in the summary of significant accounting policies. The Company allocates cost of revenue, sales and marketing and amortization of purchased intangible assets to the segments, but it does not allocate product development expenses, general and administrative expenses, restructuring costs and income tax expense because management does not use this information to measure performance of the operating segments. There were no inter-segment sales.

Summarized financial information by segment for the three months ended March 31, 2023 based on the Company’s internal financial reporting system utilized by the Company’s CODM follows:

Consolidated
(In thousands)
Revenue:
Hosted services (1)	$87,338
Professional services	20,323
Total revenue	107,661
Cost of revenue	43,096
Sales and marketing	34,470
Amortization of purchased intangibles	874
Gain on divestiture	(17,591)
Unallocated corporate expenses	79,481
Operating income (loss)	(32,669)
——————————————
(1) On March 20, 2023, the Company completed the sale of Kasamba and therefore ceased recognizing revenue related to Kasamba effective on the transaction close date. Further, this sale eliminated the entire Consumer segment, as a result of which revenue is presented within a single consolidated segment. Hosted services includes $7.2 million of revenue for the three months ended March 31, 2023, relating to Kasamba.

    During the first quarter of 2023, the Company completed the sale of Kasamba, which was reported under the Consumer segment, and had ceased recognizing revenues and expenses effective the transaction close date. As a result, the divestiture of Kasamba eliminates the Company’s Consumer segment as the Company focuses on the core business segment. See Note 20 –Divestiture, for further details.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summarized financial information by segment for the three months ended March 31, 2022, based on the Company’s internal financial reporting system utilized by the Company’s CODM, follows:

Consolidated
(In thousands)
Revenue:
Hosted services (1)	$115,446
Professional services	14,751
Total revenue	130,197
Cost of revenue	49,567
Sales and marketing	58,132
Amortization of purchased intangibles	1,841
Unallocated corporate expenses	85,784
Operating income (loss)	$(65,127)

(1) On March 20, 2023, the Company completed the sale of Kasamba and therefore ceased recognizing revenue related to Kasamba effective on the transaction close date. Further, this sale eliminated the entire Consumer segment, as a result of which revenue is presented within a single consolidated segment. Hosted services includes $9.1 million of revenue for the three months ended March 31, 2022, relating to Kasamba.

Geographic Information

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s long-lived assets by geographic region as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
	(In thousands)
United States	$475,433	$476,040
Germany	46,337	46,323
Israel	—	4,064
Australia	12,432	12,057
Netherlands	6,270	3,470
Other (1)	14,171	13,520
Total long-lived assets	$554,643	$555,474
——————————————
(1)United Kingdom, Japan, France, Italy, Spain, Canada, and Singapore

Note 5. Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2023 are as follows:

Business

(In thousands)
Balance as of December 31, 2022	$296,214
Adjustments to goodwill:
Foreign exchange adjustment	576
Balance as of March 31, 2023	$296,790

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis during third quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill is measured at the reporting unit level by comparing the carrying amount, including goodwill, to the fair market value of the reporting unit. As of March 31, 2023, there was no indication of impairment of the Company's goodwill balances. As a result of the expected divestiture of Kasamba under the Consumer segment, the Company recorded a reduction to its goodwill of $8.0 million during the year ended December 31, 2022, based on the relative fair value of the segment. See Note 20 - Divestiture, for additional information.

Intangible Assets, Net

Intangible assets are summarized as follows:

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)
Amortizing intangible assets:
Technology	$97,488	$(49,633)	$47,855	5.0 years
Customer relationships	32,012	(17,930)	14,082	10.0 years
Patents	12,382	(1,516)	10,866	12.9 years
Trademarks	1,044	(452)	592	5.0 years
Trade names	1,393	(476)	917	2.8 years
Other	914	(291)	623	4.1 years
Total	$145,233	$(70,298)	$74,935

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)
Amortizing intangible assets:
Technology	$97,454	$(45,907)	$51,547	5.0 years
Customer relationships	31,987	(17,392)	14,595	10.0 years
Patents	11,088	(1,419)	9,669	12.8 years
Trademarks	1,044	(364)	680	5.0 years
Trade names	1,378	(402)	976	2.8 years
Other	979	(343)	636	4.1 years
Total	$143,930	$(65,827)	$78,103

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $4.6 million and $4.4 million for the three months ended March 31, 2023 and 2022, respectively, and a portion of this amortization was included in cost of revenue in the condensed consolidated statements of operations.
Estimated amortization expense for the next five years is as follows:

Estimated Amortization Expense
(In thousands)
Remaining 2023	$13,549
2024	16,133
2025	15,690
2026	12,997
2027	1,383
Thereafter	15,183
Total	$74,935

Note 6. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented:

	March 31, 2023	December 31, 2022

	(In thousands)
Computer equipment and software	$121,147	$128,206
Internal-use software development costs	169,733	161,633
Finance lease right of use assets	2,169	3,083
Furniture, equipment, and building improvements	501	506
Property and equipment, at cost	293,550	293,428
Less: accumulated depreciation	(163,193)	(155,706)
Property and equipment, net	$130,357	$137,722
Less: assets held for sale	$—	$(11,223)
Property and equipment, net	$130,357	$126,499

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities for the periods presented:

	March 31, 2023	December 31, 2022

	(In thousands)
Professional services and consulting and other vendor fees	$71,008	$51,067
Payroll and other employee related costs	13,805	19,182
Short-term contingent earn-out	52,589	47,819
Sales commissions	3,727	4,402
Finance lease liability	1,635	2,569
Restructuring	7,221	803
Taxes other than income tax	1,196	1,148
Other	2,641	2,254
Total accrued expenses and other current liabilities	$153,822	$129,244
Note 8. Convertible Senior Notes, Net and Capped Call Transactions

Convertible Senior Notes due 2024 and Capped Calls

In March 2019, the Company issued $230.0 million aggregate principal amount of its 0.750% Convertible Senior Notes due 2024 (the “2024 Notes”) in a private placement. Interest on the 2024 Notes is payable semi-annually in arrears on March 1 and September 1 of each year.

The 2024 Notes will mature on March 1, 2024, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the offering of the 2024 Notes, after deducting debt issuance costs, was approximately $221.4 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended March 31, 2023, the conditions allowing holders of the 2024 Notes to convert were not met.

The 2024 Notes are senior unsecured obligations of the Company.

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

As a result of the adoption of ASU 2020-06, the 2024 Notes are accounted for as a single liability, and the carrying amount of the 2024 Notes, after giving effect to the March 2023 repurchases described below, is $72.0 million as of March 31, 2023, consisting of principal of $73.6 million, net of unamortized debt issuance costs of $1.6 million. The 2024 Notes were classified as short term liabilities as of March 31, 2023. The remaining term over which the 2024 Notes’ debt issuance costs will be amortized is 11 months. The effective interest rate on the debt was 1.53% for the period ended March 31, 2023.

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

On March 21, 2023, the Company entered into individual privately negotiated transactions (the “Note Repurchase Agreements”) with certain holders of its 2024 Notes, pursuant to which the Company agreed to pay an aggregate of approximately $149.7 million in cash for the repurchase of approximately $157.5 million in aggregate principal amount of the 2024 Notes (the “Note Repurchases”).

During the three months ended March 31, 2023, the Company recognized a $6.1 million gain, net of transaction costs of $0.5 million on debt extinguishment, which represented the difference between the carrying value and the fair value of the 2024 Notes just prior to Note Repurchases, in gain on extinguishment of debt in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2023.

Upon completion of the Note Repurchases, the aggregate principal amount of the 2024 Notes was reduced by $157.5 million to $73.6 million and the carrying amount of the 2024 Notes reduced by $228.3 million to $72.0 million. A corresponding portion of the 2024 capped calls were terminated in connection following the Note Repurchases as required by their terms for minimal consideration.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The closing price of the Company’s common stock did not exceed 130% of the $38.58 conversion price for the required period during the three months period ended March 31, 2023. As a result, the 2024 Notes are not convertible as of March 31, 2023.

Convertible Senior Notes due 2026 and Capped Calls

In December 2020, the Company issued $517.5 million aggregate principal amount of its 0% Convertible Senior Notes due 2026 (the “2026 Notes” and together with the 2024 Notes, the “Notes”) in a private placement.

The 2026 Notes will mature on December 15, 2026, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the offering of the 2026 Notes, after deducting debt issuance costs was approximately $505.3 million.

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

During the three months ended March 31, 2023, the conditions allowing holders of the 2026 Notes to convert were not met.

The 2026 Notes are senior unsecured obligations of the Company.

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

As a result of the adoption of ASU 2020-06, the 2026 Notes are accounted for as a single liability, and the carrying amount of the 2026 Notes is $510.0 million as of March 31, 2023, consisting of principal of $517.5 million, net of issuance costs of $7.5 million. The 2026 Notes were classified as long term liabilities as of March 31, 2023.The remaining term over which the 2026 Notes’ debt issuance costs will be amortized is 3.7 years. The effective interest rate on the debt was 0.40% for the period ended March 31, 2023.

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

The net carrying amount of the liability component of the Notes as of March 31, 2023 and as of December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Principal	$589,992	$747,500
Unamortized issuance costs	(8,006)	(10,077)
Net carrying amount	$581,986	$737,423

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Contractual interest expense	$441	$431
Amortization of issuance costs	920	941
Total interest expense	$1,361	$1,372

Interest expense of $1.4 million and $1.4 million is reflected as a component of interest expense, net in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2023 and 2022, respectively.

Note 9. Acquisitions

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In February 2022, the Company completed the acquisition of 100% of the equity of WildHealth, Inc. (“WildHealth”), a precision medicine company operating in the United States, for a total purchase price of $22.3 million. The purchase price consisted of approximately $4.6 million in cash and $17.7 million in shares of common stock of the Company. As part of the purchase price, the Company issued 776,825 common shares that had a total fair value of $20.8 million based on the closing market price of $26.81 million on the acquisition date of February 7, 2022. This acquisition is part of the Company’s strategy to accelerate its technology-driven healthcare offerings by combining a rich healthcare data platform with Conversational AI to enable B2B healthcare brands to scale and personalize patient engagement. The transaction was accounted for as a business combination. In connection with the acquisition, the Company entered into stock forfeiture agreements with certain employees of WildHealth, under which a portion of the purchase price will be subject to vesting conditions based on continuing employment post acquisition. The Company has allocated the purchase consideration subject to the stock forfeiture agreements between pre and post combination periods.

Former stockholders of WildHealth have the right to receive in the aggregate up to an additional $120.0 million earn-out (to be settled in the Company’s equity or cash at the Company’s election, but with the cash election restricted to $18.0 million percent of the total earn-out) based upon satisfaction of certain financial milestones over the period from October 31, 2022 through December 31, 2025. The Company has accounted for the earn-out as a compensation arrangement in accordance with ASC 718, “Compensation - Stock Compensation,” pursuant to which such earn-out payments are liability classified to be recognized over the requisite service periods. For the earn-outs, the Company reduced the accrual by $2.1 million and accrued $8.7 million for the three months ended March 31, 2023 and 2022, respectively, which is reflected as a component of other liabilities and accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets and as a component of stock-based compensation expense in the accompanying condensed consolidated statements of operations.
The purchase price allocation resulted in approximately $15.5 million of goodwill and $8.3 million of intangible assets. WildHealth is part of the Business Segment and is a separate reporting unit. Goodwill is primarily attributed to synergies from future expected economic benefits, including enhanced revenue growth from expanded capabilities. The goodwill will not be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. A deferred tax liability for the identified intangibles has been recorded for $1.6 million and an indemnification asset of $1.2 million relating to a pre-acquisition liability assumed as of December 31, 2022.

Note 10. Leases

The Company has operating and finance leases for its corporate offices and other service agreements. Its leases have remaining lease terms of less than one to four years, some of which include options to extend.

In connection with the leases, the Company recognized operating lease right of use assets of $1.0 million and $1.6 million and an aggregate lease liability of $1.9 million and $2.8 million in its condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, due to a dispute with respect to one of the leases in Israel, the Company was required to pledge cash as collateral security to be maintained at an Israeli bank. The collateral security would remain in control of the bank, to be available in order to satisfy outstanding obligations under the lease contracts. Accordingly, the Company had cash at an Israeli bank of approximately $0.2 million as of March 31, 2023, which is recorded as restricted cash in the condensed consolidated balance sheets. In the third quarter of 2021, the Company entered into a new lease in Australia and was required to pledge $0.2 million in cash as collateral security, which is also recorded as restricted cash in the condensed consolidated balance sheets.

The Company continues to actively assess its global lease portfolio. However, any additional de-recognition of right of use assets and incurrence of various one-time expenses in connection with early termination of additional leases are not expected to be material to its financial condition or results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental cash flow information related to leases for the periods ended March 31, 2023 and 2022 are as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$974	$1,119
Operating cash flows for finance leases	24	64
Financing cash flows for finance leases	958	920

The components of lease costs for the periods ended March 31, 2023 and 2022 are as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Finance lease cost
Amortization of right of use assets	$911	$912
Interest	24	64
Operating lease cost	2,740	3,002
Total lease cost	$3,675	$3,978

	March 31, 2023	March 31, 2022
Weighted Average Remaining Lease Term:
Operating leases	1.7 years	2.4 years
Finance leases	1.0 year	1.8 years

Weighted Average Discount Rate:
Operating leases	7%	7%
Finance leases	4%	4%

Supplemental balance sheet information related to leases as of March 31, 2023 and 2022 were as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Financial Statement Classification	March 31, 2023	December 31, 2022
		(In thousands)
Assets
Operating right of use assets	Operating lease right of use assets	$952	$1,604
Finance right of use assets	Property and equipment, net	2,169	3,083

Liabilities
Current liabilities:
Operating lease liability	Operating lease liabilities	$1,313	$2,160
Finance lease liability	Accrued expenses and other current liabilities	1,635	2,569
Non-current liabilities:
Operating lease liability	Operating lease liability, net of current portion	607	682
Finance lease liability	Other liabilities	163	191

Future minimum lease payments under non-cancellable operating and finance leases (with an initial or remaining lease term in excess of one year) are as follows:

	March 31, 2023
	Operating Leases	Finance Leases
	(In thousands)
2023 (remaining nine months for March 31, 2023)	$1,359	$1,632
2024	353	113
2025	337	85
2026	140	—
2027	—	—
Total minimum lease payments	2,189	1,830
Less: present value adjustment	(269)	(32)
Present value of lease liabilities	$1,920	$1,798

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

Financial Assets and Liabilities

The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2023 and December 31, 2022, are summarized as follows:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Cash equivalents:
Money market funds	$161,448	$—	$—	$161,448
Total assets	$161,448	$—	$—	$161,448

Liabilities
Earn-outs treated as contingent consideration	$—	$—	$22,432	$22,432
Earn-outs treated as liability awards	—	—	50,051	50,051
Total liabilities	$—	$—	$72,483	$72,483

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Cash equivalents:
Money market funds	$308,295	$—	$—	$308,295
Total assets	$308,295	$—	$—	$308,295
Liabilities
Earn-outs treated as contingent consideration	$—	$—	$20,722	$20,722
Earn-outs treated as liability awards	—	—	51,499	51,499
Total liabilities	$—	$—	$72,221	$72,221

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

As of March 31, 2023, the fair value of the 2024 Notes and 2026 Notes, as further described in Note 8 – Convertible Senior Notes, Net and Capped Call Transactions above, was approximately $389.7 million. Management determines the fair

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

value by utilizing an independent valuation specialist using the antithetic variable technique and is considered a Level 2 fair value measurement.

The changes in fair value of the Level 3 liabilities are as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Balance, beginning of year	$72,221	$29,830
Additions in the period	—	61,920
Change in fair value of contingent consideration	1,709	(8,516)
Change in fair value of liability awards	(1,447)	(11,013)
Balance, end of period	$72,483	$72,221
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
The earn-outs determined to be compensatory are remeasured each reporting period based on whether the performance targets are probable of being achieved and recognized over the related service periods. For the three months ended March 31, 2023 and 2022, $0.7 million and $10.8 million, respectively, was recognized as a component of stock-based compensation expense in the accompanying condensed consolidated statements of operations.
Note 12. Commitments and Contingencies

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company’s 401(k) policy is a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. Furthermore, the match is immediately vested. Salaries and related expenses include $1.4 million and $1.6 million of employer matching contributions for the three months ended March 31, 2023 and 2022, respectively.

Letters of Credit

As of March 31, 2023, the Company had letters of credit totaling $0.7 million outstanding as a security deposit for the due performance by the Company of the terms and conditions of a supply contract.

Indemnifications

The Company enters into service and license agreements in its ordinary course of business. Pursuant to some of these agreements, the Company agrees to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using the Company’s products.

The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of the three months ended March 31, 2023 and 2022.

Non-Income Related Taxes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company is in the process of finalizing its sales tax liability analysis for states in which it has economic nexus. During the first quarter of 2020, the Company determined it was probable the Company would be subject to sales tax liabilities plus applicable interest in these states and has estimated the potential exposure to range between $2.5 million to $6.3 million. The Company determined that its best estimate of what would be reasonably expected for the Company to settle the potential exposure was $2.5 million and accordingly, the Company accrued this amount with a corresponding charge to earnings as of March 31, 2020. As of March 31, 2023, there is a $1.2 million accrual balance for sales tax liabilities. The decrease in the balance of this accrual is primarily due to payments made for the sales tax liabilities.

Note 13. Stockholders’ Equity

Common Stock

As of March 31, 2023, there were 200,000,000 shares of common stock authorized, 78,870,717 shares issued, and 76,104,644 shares outstanding. As of December 31, 2022, there were 200,000,000 shares of common stock authorized, 78,350,984 shares issued and 75,584,911 shares outstanding. The par value for the common stock is $0.001 per share.

Preferred Stock

As of March 31, 2023 and December 31, 2022, there were 5,000,000 shares of preferred stock authorized, and no shares were issued or outstanding. The par value for the preferred stock is $0.001 per share.

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

Stock Option Plans

The Company’s 2019 Stock Incentive Plan, as amended and restated (the “2019 Plan”), became effective on April 11, 2019. The 2019 Plan allows the Company to grant incentive stock options and restricted stock units to its employees and directors to participate in the Company’s future performance through stock-based awards at the discretion of the board of directors. On April 19, 2021, the Company’s board of directors amended the plan and authorized 5,000,000 new shares for issuance. The number of shares authorized for issuance is 40,067,744 shares in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of March 31, 2023, approximately 2.4 million shares of common stock remained available for issuance (taking into account all option exercises and other equity award settlements through March 31, 2023).

Employee Stock Purchase Plan

There are 1,000,000 shares authorized and reserved for issuance under the 2019 Employee Stock Purchase Plan. As of March 31, 2023, approximately 0.3 million shares of common stock remain available for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through March 31, 2023).

Inducement Plan

There are 6,159,009 shares of common stock authorized and reserved for issuance under the Inducement Plan. On February 9, 2022, the Company’s board of directors amended the plan and authorized 2,790,961 new shares for issuance. As of March 31, 2023, approximately 1.0 million shares of common stock remained available for issuance under the Inducement Plan (taking into account all option exercises and other equity award settlements through March 31, 2023).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Option Activity

A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
	Options (In thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2022	4,459	$24.25	6.08	$1,327
Granted	18	11.37
Exercised	(23)	5.57
Cancelled or expired	(424)	33.88
Balance outstanding at March 31, 2023	4,030	23.11	5.21	202
Options vested and expected to vest	733	28.53	7.24	92
Options exercisable at March 31, 2023	2,905	$21.20	4.37	$92

The total fair value of stock options exercised during the three months ended March 31, 2023 was approximately $1.0 million. As of March 31, 2023, there was approximately $13.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.9 years.

The per share weighted average fair value of stock options granted was $6.54 and $13.81 during the three months ended March 31, 2023 and 2022, respectively. The fair value of each option grant is estimated on the date of grant, adjusted for estimated forfeitures, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2023	2022
Dividend yield	0.0%	0.0%
Risk-free interest rate	3.60%	1.62% - 2.10%
Expected life (in years)	5	5
Historical volatility	65.17%	53.87% - 57.14%

A description of the methods used in the significant assumptions used to estimate the fair value of stock-based compensation awards follows:
•Dividend yield – The Company uses 0% as it has never issued dividends and does not anticipate issuing dividends in the near term.
•Risk-free interest rate – The Company uses the market yield on U.S. Treasury securities at 5 years with constant maturity, representing the current expected life of stock options in years.
•Expected life – The Company uses historical data to estimate the expected life of a stock option.
•Historical volatility – The Company uses a trailing five year from grant date to determine volatility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Stock Unit and Performance-Vesting Restricted Stock Unit Activity

A summary of the Company’s RSUs and PRSUs activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value
	(In thousands)	(Per share)	(In thousands)
Balance outstanding at December 31, 2022	5,235	$25.42	$53,080
Awarded	350	12.56
Vested	(413)	27.13
Forfeited	(840)	21.21
Non-vested and outstanding at March 31, 2023	4,332	24.87
Expected to vest	2,736	$25.38	$12,064
RSUs granted to employees generally vest over a three to four-year period or upon achievement of certain performance conditions. As of March 31, 2023, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs and PRSUs was approximately $82.1 million and the weighted-average remaining vesting period was 2.1 years.

For the three months ended March 31, 2023 and 2022, the Company accrued approximately $1.6 million and $7.1 million in cash awards, respectively, to be settled in shares of the Company’s stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively.

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and cash flows was $11.3 million and $31.9 million for the three months ended March 31, 2023 and 2022, respectively.

Note 14. Restructuring

During the second quarter of 2022, LivePerson began a restructuring initiative to realign the Company’s cost structure to better reflect significant product and business model innovation and changes over the past year due to acquisitions and factors outside the control of the Company. As part of the restructuring initiative, the Company reoriented its global product and engineering organization for greater efficiency and focus, and reallocated some spending to increase its investment in customer success and go-to-market initiatives. The Company believes these initiatives will better align resources to provide further operating flexibility and position the business for long-term success. In connection with the restructuring initiatives, the Company recognized restructuring costs of $11.5 million during the three months ended March 31, 2023 which is included in restructuring costs in the accompanying condensed consolidated statements of operations. The majority of these costs relate to the Company’s Business segment. Such costs primarily include severance and other compensation costs. There were no expenses associated with these restructuring events during the three months ended March 31, 2022.

The following table presents the detail of the liability for the Company’s restructuring charges, which is included within accrued expenses and other current liabilities within the accompanying consolidated balance sheet, for the periods presented:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the detail of the liability for the Company’s restructuring charges for the periods presented:

	March 31, 2023	December 31, 2022
	(In thousands)
Balance, beginning of the year	$803	$1,694
Lease restructuring costs	—	442
Severance and other compensation associated costs	11,515	19,525
Cash payments	(5,097)	(20,858)
Balance, end of period	$7,221	$803

The Company anticipates that payments associated with the employee severance and other compensation associated costs reflected in the table above will be substantially completed by December 31, 2023.

The following table presents the detail of expenses for the Company’s restructuring charges for the three months ended March 31, 2023:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Lease restructuring costs:
Other lease restructuring costs	$1	$(23)
Total lease restructuring costs	1	(23)
Severance and other compensation associated costs	11,514	—
Total restructuring costs	$11,515	$(23)

Note 15. Legal Matters

Putative Class Action

On April 24, 2023, a putative stockholder class action entitled Straub v. LivePerson, Inc., No. 1:23-cv-03078, was filed under the federal securities laws against the Company, its Chief Executive Officer, and Chief Financial Officer in the United States District Court for the Eastern District of New York. The complaint alleges that in violation of Section 10(b) of the Securities Exchange Act of 1934, the Company made false and misleading statements in its Form 10-Q filings and forecasts for the first, second, and third quarters of fiscal year 2022 pointing to the Company’s subsequent disclosures regarding the adequacy and effectiveness of its internal controls over financial reporting, and regarding the fourth quarter financial performance of the Company’s WildHealth subsidiary and seeks to recover unspecified damages through the time of the Company’s filing of its annual report on Form 10-K on March 16, 2023. On May 1, 2023, a similar putative stockholder class action entitled Weissbrod v. LivePerson, Inc., was filed in the District Court of Tel Aviv, Israel on behalf of Company stockholders who traded Company shares on the Tel Aviv Stock Exchange following the issuance of the 10-Qs for the first, second and third quarters of fiscal year 2022. The Weissbrod complaint asserts claims under the U.S. federal securities law similar to those asserted in the Straub case and seeks unspecified damages. Both lawsuits also claim that the Company’s executives are liable as control persons for the Company’s alleged misstatements. The Company believes these claims are without merit and intends to vigorously defend itself and its executives in both proceedings.

[24]7 Litigation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company filed an intellectual property suit (the “Company IP Suit”) against [24]7 Customer, Inc. (“[24]7”) on March 6, 2014. On June 22, 2015, and December 7, 2015, [24]7 filed separate countersuits (together, the “Countersuits”) against the Company in the Northern District of California (the “Court”) alleging patent infringement. The trial with respect to the Company IP Suit occurred on May 24, 2021, with respect to the Company’s first set of intellectual property claims, and the jury awarded approximately $30.3 million in favor of the Company. The Company and [24]7 subsequently reached an agreement on the terms of a permanent injunction and that additional costs were owed to the Company in the amount of $0.4 million. On July 28, 2022, the Court granted the Company’s motion for interest, awarding an additional approximately $4.3 million. In August 2022, 24[7] appealed the judgment in favor of the Company with respect to the Company IP Suit. In addition, a trial to adjudicate the Countersuits has been set for late 2023, and a trial with respect to the Company’s second set of intellectual property claims against [24]7 has been set for early 2024.

On February 20, 2023, the Company and [24]7 entered into a binding Memorandum of Understanding (“MOU”) detailing the terms for settlement and resolution of all litigation matters between the parties. The terms of the resolution are confidential and provide for a settlement as well as entry into a commercial agreement between the parties. Dismissal with prejudice of all litigation matters between the parties is expected following the completion of the final documentation described in the MOU.

COVID-Related Matters

As has been widely reported, there is heightened scrutiny by the federal government across many programs related to COVID-19 that were introduced during the COVID-19 pandemic. The Company and its wholly-owned subsidiary WildHealth were each previously engaged in the delivery of products and services related to COVID-19 testing and have been subsequently subject to governmental inquiries with respect to those COVID-19 related products and services, including inquires by Medicare, the Department of Justice and the U.S. Food and Drug Administration (“governmental agencies”).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The Company includes interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. The Company recorded a valuation allowance against its U.S. and e-bot7 deferred tax assets as it considered its cumulative losses in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated by jurisdiction, the Company believes that the deferred tax assets related to LivePerson Australia Holdings Pty. Ltd., LivePerson (UK) Ltd., LivePerson Japan, and LivePerson Ltd. (Israel) are more likely than not to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and one-time items. During the year ended December 31, 2022, there was an increase in the valuation allowance recorded of $80.5 million.
For the three months ended March 31, 2023, the Company recorded a tax provision of $1.2 million. This amount consists of a tax provision of $0.3 million on operating earnings coupled with a stock compensation tax deficiency of $0.1 million related to stock compensation arrangements of LivePerson, LivePerson (UK) Ltd. and LivePerson Ltd. (Israel). During the quarter ended March 31, 2023, the Company sold Kasamba Inc and Kasamba LTD in a taxable transaction that resulted in a tax provision of $0.8 million related to an increase in valuation allowance on deferred tax assets resulting from a release of Kasamba’s deferred tax liabilities.

The Company had a valuation allowance on certain deferred tax assets for the year ended December 31, 2022 of $187.5 million. Inherent in the Company’s 2023 annual effective tax rate is an estimated increase in the valuation allowance of $39.1 million, all of which will be recorded as an expense. During 2022, an increase in the valuation allowance in the amount of $38.8 million was recorded as an expense and an additional increase to the valuation allowance of $0.5 million was recorded to goodwill against acquired federal and state net operating losses and due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, the Company recorded an increase of the valuation allowance to other comprehensive income of $41.2 million.
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
Note 17. Equity Method Investment

On February 13, 2022, the Company and Pasaca Capital Inc. (“Pasaca”) entered into a joint venture agreement (the “JV Agreement”) to form Claire, a joint venture to build, create, and administer a marketplace for health and well-being diagnostic testing. Claire is intended to operate an app store-like platform to make medical testing and accessing results easier and more informative. Claire is being developed with the goal of creating a single place to shop for testing services from numerous testing providers, including Claire-branded tests and at-home tests. Pursuant to the terms of the JV Agreement, the Company agreed to contribute a total of $19.0 million over a five-year period in exchange for a 19.2% ownership interest in Claire. Pasaca agreed to contribute $80.0 million to Claire over a five-year period in exchange for an 80.8% ownership interest in Claire. As of March 31, 2023, $9.1 million remained to be contributed to Claire by the Company under the terms of the JV Agreement. The Company accounts for its 19.2% interest in Claire using the equity method of accounting. The Company recorded its ownership percentage of losses of Claire in Other income (expense), net for $0.6 million for the three months ended March 31, 2023.
As of March 31, 2023, the Company’s equity method investment was $1.6 million and was included in investment in joint venture on the condensed consolidated balance sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The assets, liabilities, revenues, and operating results of the VIEs after elimination of intercompany transactions were not material as of and for the three months ended March 31, 2023.
Note 19. Related Parties

Related parties are defined as entities related to the Company’s directors or main shareholders as well as equity method affiliates. The Company provides services to Claire, an equity method affiliate (refer to Note 17 – Equity Method Investment for additional information on the equity method affiliate) in exchange for fees through certain transition service agreements and commercial arrangements. In accordance with the agreement between the Company and Claire, the Company will be developing the Claire platform, host the platform in LivePerson’s cloud and perform professional services to support the development and hosting of the Claire platform. These services and the stated prices are set forth in the agreement. These agreements facilitate the operations of the newly formed company by allowing Claire to operate independently prior to establishing stand-alone back-office systems across its organization.
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
Revenues for the services provided to related parties included in the Company’s condensed consolidated statements of operations were $3.8 million for three months ended March 31, 2023. There were no accounts receivable or deferred revenues for amounts billed to related parties as of March 31, 2023. Total unbilled invoices and account receivables were $4.8 million and $1.4 million as of December 31, 2022, respectively, and were included in the Company’s Consolidated Balance Sheet.
Note 20. Divestiture

In the fourth quarter of 2022, the Company entered into a non-binding Letter of Intent to divest Kasamba, Inc. and Kasamba LTD (together “Kasamba”), which facilitates online transactions between Experts and Users seeking information and knowledge for a fee via mobile and online messaging. The Company determined that Kasamba met the criteria for classification as held for sale in accordance with ASC Subtopic 360-10, and the related net assets were separately presented in current assets and current liabilities as held for sale on the consolidated balance sheets as of December 31, 2022 and depreciation of long-lived assets ceased. Pursuant to ASC 205-20, the divestiture did not meet the criteria for presentation as a discontinued operation. Kasamba represented the Company’s Consumer segment.

The Share Purchase Agreement between Ingenio, LLC (“Ingenio”) and the Company was executed and the transaction closed on March 20, 2023. In accordance with the Share Purchase Agreement, the Company sold all of the issued and outstanding shares of Kasamba subject to certain post-closing adjustments. Cash of $16.9 million was received upon closing,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$2.6 million as a deferred payment is expected to be received within a year, and was included in prepaid expenses and other current assets on the Company’s consolidated balance sheets as of March 31, 2023. $11.8 million will be held in various escrow accounts for up to 15 months, and was included in restricted cash on the Company’s consolidated balance sheets as of March 31, 2023. The transaction resulted in a gain of $17.6 million, which was recorded in Other income, net on the Company’s consolidated statements of operations for the three months ended March 31, 2023.

Major classes of assets and liabilities sold were as follows:

As of March 20, 2023
(in thousands)
Assets
Cash	$3,058
Accounts receivable, net	381
Prepaid expenses and Other current assets	956
Property, plant and equipment, net	9,614
Goodwill	8,024
Deferred Tax Assets	721
Other assets	334
Total assets sold	$23,088

Liabilities
Accounts Payable	$2,433
Accrued expenses and other current liabilities	4,859
Deferred tax liability	798
Deferred Revenue	679
Total liabilities sold	$8,769

As part of the Share Purchase Agreement, the Company also entered into a Transition Services Agreement (“TSA”) with Kasamba pursuant to which the Company will provide services, including, but not limited to, human resources, finance, IT and legal, to Kasamba. These services commenced upon the close of the transaction and will continue to be provided over a period of up to 12 months, depending on the transition service being provided.

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

Overview

LivePerson is a global leader in AI-powered customer conversations. Consumers have made mobile devices the center of their digital lives, and they have made digital conversational experiences the center of communication with friends, family and peers. Since 1998, LivePerson has enabled billions of meaningful connections between consumers and our customers. These speech or text conversations harness human agents, bots and AI to power convenient, personalized and content-rich journeys across the entire consumer lifecycle, and across consumer platforms. AI has accelerated our capability to leverage those prior conversations to enhance the consumer experience and to improve results for our customers.

The Conversational Cloud, the Company’s enterprise-class cloud-based platform, enables businesses to become conversational by securely deploying AI-powered messaging at scale for brands with tens of millions of customers and many thousands of agents. The Conversational Cloud powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, SMS, social media and third-party consumer messaging platforms. Brands can also use the Conversational Cloud to message consumers when they dial a 1-800 number instead of forcing them to navigate IVRs and wait on hold. Similarly, the Conversational Cloud can ingest traditional emails and convert them into messaging conversations, or embed messaging conversations directly into web advertisements, rather than redirect consumers to static website landing pages. Agents can manage all conversations with consumers through a single console interface, regardless of where the conversations originated. Most recently, the Conversational Cloud has been enhanced to provide a secure platform with the necessary guardrails to deploy Generative AI and Large Language Models in ways that help consumers and drive results for brands without sacrificing trust.

LivePerson’s robust, cloud-based suite of rich messaging, real-time chat, LLM, AI and automation offerings features consumer and agent facing bots, intelligent routing and capacity mapping, real-time intent detection and analysis, queue prioritization, customer sentiment, analytics and reporting, content delivery, PCI compliance, co-browsing and a sophisticated proactive targeting engine. An extensible API stack facilitates a lower cost of ownership by facilitating robust integration into back-end systems, as well as enabling developers to build their own programs and services on top of the platform.

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

In order to drive broad messaging adoption, it is imperative that the Conversational Cloud integrates to all of the messaging apps that consumers prefer to use for communication and addresses all key use cases. For example, if a consumer is an avid WhatsApp user, and a brand only offers SMS as a messaging option, that consumer may be reluctant to try messaging the brand. Therefore, a key strategy of ours has been to build one of the industry’s broadest ecosystems of messaging endpoints and use cases. In June 2016, we launched In-App messaging. In 2017, we introduced Facebook Messenger, SMS, Web messaging and IVR deflection integrations. In 2018, we added Apple Business Chat, Google Rich Business Messenger, Line, WhatsApp, Alexa, Google Home, Google Ad Lingo and Twitter. In 2019, we added email, allowing brands to manage emails through the same console they use for messaging, and to convert legacy emails into messaging conversations. We also added social monitoring and conversational tools for Twitter and Facebook, and introduced proactive messaging, allowing brands to transform traditional one-way notifications such as flight cancellations or phone plan overage alerts into two-way conversations. Finally, we connected to Facebook and WhatsApp digital advertisements, enabling consumers to initiate messaging conversations for marketing and customer care directly within the advertisement. In 2020, we added Instagram and Google’s Business Messages, allowing brands to bring customer-initiated conversations into the Conversational Cloud directly from Instagram, Google Search, and Google Maps.

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

Revenue retention for our enterprise and mid-market customers on the Conversational Cloud was below our target range of 105% to 115% for the first quarter of 2023 and comparable period in 2022. We expect to provide the revenue retention rate on the basis of recurring revenue (rather than total revenue) going forward as we believe this metric will be more useful to analyze revenue growth. LivePerson’s ARPU for our enterprise and mid-market customers increased approximately 3.0% in the first quarter of 2023 to $665,000 from approximately $645,000 in the first quarter of 2022.

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

Key Metrics

Financial overview of the three months ended March 31, 2023 compared to the three months ended March 31, 2022:
•Total revenue decreased 17% to $107.7 million from $130.2 million.
•Revenue decreased 11% to $107.7 million from $130.2 million.
•Gross profit margin decreased to 60% from 62%.
•Cost and expenses decreased 19% to $157.9 million from $195.3 million.
•Net loss decreased to $17.4 million from $65.4 million.
•Average annual revenue per enterprise and mid-market customer increased approximately 3% to $665,000 for the trailing twelve months ended March 31, 2023, as compared to $645,000 for the trailing twelve months ended March 31, 2022.
•Revenue retention for our enterprise and mid-market customers on the Conversational Cloud was below our target range of 105% to 115% for the first quarter of 2023 and comparable period in 2022.

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

We have included adjusted EBITDA (loss) and adjusted operating (loss) income in this Quarterly Report on Form 10-Q because these are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA (loss) and adjusted operating (loss) income can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA (loss) is a key financial measure used by the compensation committee of our board of directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that adjusted EBITDA (loss) and adjusted operating (loss) income provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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
•    adjusted EBITDA (loss) does not reflect changes in, or cash requirements for, our working capital needs;
•    adjusted EBITDA (loss) does not consider the impact of acquisition related costs;
•    adjusted EBITDA (loss) does not consider the impact of stock-based compensation expense;
•    adjusted EBITDA (loss) does not consider the impact of restructuring costs;
•    adjusted EBITDA (loss) does not consider the impact of certain other costs;
•    adjusted EBITDA (loss) does not reflect tax payments that may represent a reduction in cash available to us; and
•    other companies, including companies in our industry, may calculate adjusted EBITDA (loss) differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA (loss) alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA (loss) for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Reconciliation of Adjusted EBITDA (Loss)
GAAP net loss	$(17,420)	$(65,364)
Amortization of purchased intangibles and finance leases	5,435	6,257
Stock-based compensation expense	11,332	31,866
Contingent earn-out adjustments	1,709	—
Restructuring costs (1)	11,515	(23)
Gain on divestiture	(17,591)	—
Depreciation	7,362	7,224
Other litigation, consulting and other employee costs (2)	11,122	1,751
Benefit from (provision for) income taxes	1,214	(193)
Acquisition and divestiture costs	2,203	419
Interest (income) expense, net	(1,801)	490
Other income, net (3)	(16,371)	(60)
Adjusted EBITDA (loss)	$(1,291)	$(17,633)
——————————————
(1)Includes severance costs and other compensation related costs of $11.5 million for the three months ended March 31, 2023.
(2)Includes litigation costs of $9.5 million, accrued expenses and fees of $1.4 million, and consulting costs of $0.2 million for the three months ended March 31, 2023. Includes sales tax liability of $0.3 million, litigation costs of $0.7 million, employee benefit cost of $0.2 million and consulting costs of $0.6 million for the three months ended March 31, 2022.
(3)Includes $10.0 million other income related to a litigation settlement, and $6.1 million of gain related to Convertible senior notes repurchases for the three months ended March 31, 2023. The remaining amount of other expense (income) for the three months ended March 31, 2023 is attributable to currency rate fluctuations.

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
•    adjusted operating (loss) income does not consider the impact of acquisition related costs;
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

Because of these limitations, you should consider adjusted operating (loss) income alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted operating (loss) income for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Reconciliation of Adjusted Operating (Loss) Income
Loss before benefit from income taxes	$(16,206)	(65,557)
Amortization of purchased intangibles and finance leases	5,435	6,257
Stock-based compensation expense	11,332	31,866
Restructuring costs (1)	11,515	(23)
Gain on divestiture	(17,591)	—
Other litigation, consulting and other employee costs (2)	11,122	1,751
Contingent earn-out adjustments	1,709	—
Acquisition and divestiture costs	2,203	419
Interest (income) expense, net	(1,801)	490
Other income, net (3)	(16,371)	(60)
Adjusted operating (loss) income	$(8,653)	(24,857)
——————————————

(1)Includes severance costs and other compensation related costs of $11.5 million for the three months ended March 31, 2023.
(2)Includes litigation costs of $9.5 million, accrued expenses and fees of $1.4 million, and consulting costs of $0.2 million for the three months ended March 31, 2023. Includes sales tax liability of $0.3 million, litigation costs of $0.7 million, employee benefit cost of $0.2 million and consulting costs of $0.6 million for the three months ended March 31, 2022.
(3)Includes $10.0 million of other income related to a litigation settlement, and $6.1 million of gain related to Convertible senior notes repurchases for the three months ended March 31, 2023. The remaining amount of other expense (income) for the three months ended March 31, 2023 is attributable to currency rate fluctuations.

Critical Accounting Estimates

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

Total revenue of $107.7 million and $130.2 million was recognized during the three months ended March 31, 2023 and 2022, respectively.

We defer all incremental commission costs to obtain the contract (“contract acquisition costs”). The contract acquisition costs consist of prepaid sales commissions and have balances as of March 31, 2023 and December 31, 2022 of $42.8 million and $43.8 million, respectively. We amortize these costs over the related period of benefit using the expected life of the customer contract, which we determine to be three to five years, consistent with the transfer to the customer of the services to which the asset relates. We classify contract acquisition costs as long-term unless they have an original amortization period of one year or less.

Hosted Services Revenue

Hosted services revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consist of fees that provide customers access to the Conversational Cloud. We have determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. We recognize this revenue over time on a ratable basis over the contract term, beginning on the date that access to the Conversational Cloud platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by our performance. Subscription contracts are generally one year or longer in length, billed monthly, quarterly or annually in advance. Additionally, for certain of our larger customers, we may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, we pass the fee we incur with the labor provider and its fee for the hosted services through to our customers in the form of a fixed fee for each order placed via our online engagement solutions. For these Gainshare arrangements, we act as a principal in a transaction if we control the specified goods or services before they are transferred to the customer.

Revenue attributable to our monthly hosted Business services accounted for 81% and 82% of total revenue for the three months ended March 31, 2023 and 2022, respectively.

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

Revenue attributable to Professional Services accounted for 19% and 11% of total revenue for the three months ended March 31, 2023 and 2022, respectively.

Remaining Performance Obligation

As of March 31, 2023, the aggregate amount of the total transaction price allocated in contracts with original duration of one year or greater to the remaining performance obligations was $367.8 million. Approximately 87% of our remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered. We have elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of less than one year. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606, “Revenue from Contracts with Customers.”

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

Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance as of March 31, 2023 is primarily driven by cash payments received or due in advance of our performance obligations, partially offset by $44.1 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2022.

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

For the three months ended March 31, 2023 and 2022, we accrued approximately $1.6 million and $7.1 million for cash awards, respectively, related to bonus to be settled in shares of our stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated financial statements for the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023 and 2022, there was approximately $13.3 million and $42.4 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.9 years years. For the three months ended March 31, 2023 and 2022, there was approximately $82.1 million and $149.0 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over the remaining weighted average period of approximately 2.1 years.

Accounts Receivable

We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk, if we experience a significant write-off from one of our large customers, it could have a material adverse impact on our condensed consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue for the three months ended March 31, 2023 and 2022. During the three months ended March 31, 2023, we decreased our allowance for doubtful accounts from approximately $9.2 million as of December 31, 2022 to approximately $9.1 million. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. Accounts receivable is presented net of an allowance for doubtful accounts and sales reserve of $9.1 million and $4.4 million as of March 31, 2023, respectively, and $9.2 million and $5.4 million as of December 31, 2022, respectively.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company includes interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. The Company recorded a valuation allowance against its U.S. and Germany deferred tax assets as it considered its cumulative loss in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated on a jurisdiction by jurisdiction basis, we believe that the deferred tax assets related to LivePerson Australia Holdings Pty. Ltd., LivePerson (UK) Ltd., LivePerson Japan and LivePerson Ltd. (Israel) are more likely than not to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and one-time items. During the year ended December 31, 2022, there was an increase in the valuation allowance recorded of $80.5 million.

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

Recently Issued Accounting Standards

Except as referenced below under “Recently Adopted Accounting Pronouncements“, there were no other recently issued accounting pronouncements or changes in accounting pronouncements during the quarter ended March 31, 2023, that are of significance or potential significance to the Company.

Recently Adopted Accounting Pronouncements

See Note 1 – Description of Business and Basis of Presentation for a full description of recently adopted accounting pronouncements.

Results of Operations

Our Business segment enables brands to leverage the Conversational Cloud’s sophisticated intelligence engine to connect with consumers through an integrated suite of mobile and online business messaging technologies. The Conversational Cloud enables businesses to have conversations with millions of consumers as personally as they would with a single consumer.

Comparison of the Three Months Ended March 31, 2023 and March 31, 2022

Revenue

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2023	2022	% Change
	(Dollar in thousands)
Business	$107,661	$130,197	(17)%

Revenue decreased by 17% to $107.7 million for the three months ended March 31, 2023 from $130.2 million for the comparable period in 2022. The decrease in B2B revenue during the three months ended March 31, 2023 is driven mainly by year-over-year decrease in hosted services of $19.0 million. Included in hosted services is a decrease in revenue that is variable based on interactions and usage of approximately $17.1 million. The decrease in business revenue was driven by a decline in Health and Gainshare services. Further, on March 20, 2023, the Company completed the sale of Kasamba and therefore ceased recognizing revenue related to Kasamba effective on the transaction close date. This sale eliminated the entire Consumer segment, as a result of which revenue is presented within a single consolidated segment. The revenue numbers above include $7.2 million and $9.1 million for the three months ended March 31 2023, and 2022, respectively, relating to Kasamba.

Our ARPU for our enterprise and mid-market customers was approximately $665,000 for the trailing twelve months ended March 31, 2023, as compared to approximately $645,000 for the comparable period in 2022. Revenue retention for our enterprise and mid-market customers on the Conversational Cloud was below our target range of 105% to 115% for the first quarter of 2023 and the comparable period in 2022.

Cost of Revenue

Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2023	2022	% Change
	(Dollar in thousands)
Cost of revenue	$43,096	$49,567	(13)%
Percentage of total revenue	40%	38%
Headcount (at period end)	226	231	(2)%
Cost of revenue decreased by 13% to $43.1 million for the three months ended March 31, 2023, from $49.6 million for the comparable period in 2022. This decrease in expense is primarily attributable to lower business services and outsourced subcontracted labor of approximately $8.3 million driven in part by reductions in Gainshare services, which power Conversational Commerce programs on behalf of customers. There was also a decrease in contingent compensation of approximately $0.7 million in conjunction with acquisitions as well as a decrease in credit card processing and bank fees of approximately $0.7 million. We recognized partially offsetting increases in expenses for software and hosting expenses of approximately $1.7 million, and in salary and employee related expenses of approximately $1.7 million.

Sales and Marketing

Sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2023	2022	% Change
	(Dollar in thousands)
Sales and marketing	$34,470	$58,132	(41)%
Percentage of total revenue	32%	45%
Headcount (at period end)	405	717	(44)%

Sales and marketing expenses decreased by 41% to $34.5 million for the three months ended March 31, 2023 from $58.1 million for the comparable period in 2022. This decrease was primarily attributable to a decrease in salary and related employee expenses of approximately $12.6 million, a decrease in marketing expense of approximately $7.6 million, a decrease in business services and outsourced subcontracted labor of approximately $2.5 million, a decrease in software and hosting expenses of approximately $0.5 million, and a decrease in contingent compensation of approximately $0.4 million in conjunction with acquisitions.

General and Administrative

Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended March 31,
	2023	2022	% Change
	(Dollar in thousands)
General and administrative	$31,447	$29,735	6%
Percentage of total revenue	29%	23%
Headcount (at period end)	149	165	(10)%

General and administrative expenses increased by 6% to $31.4 million for the three months ended March 31, 2023 from $29.7 million for the comparable period in 2022. This increase is primarily attributable to an increase in deal costs of approximately $11.5 million partially offset by a decrease in contingent compensation of approximately $5.3 million in conjunction with acquisitions and a decrease in salary and employee related expenses of approximately $3.2 million from restructuring activities.

Product Development

Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended March 31,
	2023	2022	% Change
	(Dollar in thousands)
Product development	$36,519	$56,072	(35)%
Percentage of total revenue	34%	43%
Headcount (at period end)	452	674	(33)%

Product development costs decreased by 35% to $36.5 million for the three months ended March 31, 2023 from $56.1 million for the comparable period in 2022. This decrease is primarily related to a decrease in salaries and employee related expenses of approximately $15.5 million, a decrease in contingent compensation of approximately $2.7 million in conjunction with acquisitions, and a decrease in business services and outsourcing subcontracted labor of approximately $2.4 million, partially offset by an increase in software and hosting expenses of approximately $1.2 million.

We continue to invest in new product development efforts to expand the capability of Conversational Cloud. Upon completion, the project costs will be depreciated over five years. For the three months ended March 31, 2023, $8.1 million was capitalized for software development costs, compared to $9.8 million for the comparable period in 2022.

Restructuring Costs

Restructuring costs consist of reprioritizing and reallocating resources to focus on areas believed to show high growth potential.

	Three Months Ended March 31,
	2023	2022	% Change
	(Dollar in thousands)
Restructuring costs	11,515	$(23)	100%
Percentage of total revenue	11%	—%

Restructuring costs increased by 100% to $11.5 million during the three months ended March 31, 2023 from less than $0.1 million for the comparable period in 2022. This increase is primarily attributed to an increase in restructuring costs for severance and other related compensation costs. Starting in the second quarter of 2022, we began a restructuring initiative to realign our cost structure to better reflect significant product and business model innovation and changes over the past year due to acquisitions and various other factors outside our control. In the first quarter of 2023, due to the changing technology landscape related to the evolution LLMs we have been able to identify significant cost savings because it is no longer necessary to employ people to build bots as this newest generation of LLMs are able to build a bot in minutes. Additionally, we have moved to a product-led growth structure where we flattened the organization to align to more efficient sales and service support ratios. Overall, we have reoriented our global product and engineering organization for greater efficiency and focus, and reallocated some spending to increase our investment in customer success and go-to-market initiatives. We believe these key initiatives will better align resources to provide further operating flexibility and position the business for long-term success.

Amortization of Purchased Intangibles

	Three Months Ended March 31,
	2023	2022	% Change
	(Dollar in thousands)
Amortization of purchased intangibles	874	$1,841	(53)%
Percentage of total revenue	1%	1%
Amortization expense for purchased intangibles decreased by 53% to $0.9 million for the three months ended March 31, 2023 from $1.8 million for the comparable period in 2022. The decrease is primarily attributable to LP Auto Technology Intangible becoming fully amortized in 2022.

Additional amortization expense, inclusive of purchased intangibles and finance leases in the amount of $4.6 million and $4.4 million for the three months ended March 31, 2023 and 2022 is included in cost of revenue.

Other Income (Expense)

Other expense, net consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”), British Pound, Euro, Australian Dollar, and Japanese Yen.

	Three Months Ended March 31,
	2023	2022	% Change
	(Dollar in thousands)
Income (expense), net	$1,801	$(490)	(468)%
Other income, net	14,662	60	24,337%
Other income (expense), net	$16,463	$(430)	(3,929)%
For the three months ended March 31, 2023, Other income (expense), net included a gain of $6.1 million of debt repurchase of the Convertible Senior Notes 2024 and a $10 million gain for a legal settlement.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2023	2022	% Change
	(Dollar in thousands)
Provision for (Benefit from) income taxes	$1,214	$(193)	(729)%
Provision for income taxes was $1.2 million and a benefit from income taxes of $0.2 million for the three months ended March 31, 2023 and 2022, respectively. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.

The tax provision of $1.2 million for the period was made up of a tax benefit for the period on operating earnings, a stock compensation tax deficiency related to the stock compensation arrangements of LivePerson, Inc., LivePerson (UK) Ltd., and LivePerson Ltd. (Israel), and a provision related to an increase in valuation allowance on deferred tax assets resulting from a release of Kasamba’s deferred tax liabilities as a result of the Kasamba sale.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(5,918)	$(22,872)
Net cash provided by (used in) investing activities	2,839	(19,899)
Net cash (used in) provided by financing activities	(149,806)	1,001

As of March 31, 2023, we had approximately $252.2 million in cash, cash equivalents, and restricted cash, a decrease of approximately $140.0 million from December 31, 2022. The decrease is primarily attributable to payment of approximately $149.7 million in cash for the repurchase of approximately $157.5 million in aggregate principal amount of the Notes coupled with the payment of bonuses in cash and various other uses of cash for operating purposes. The decrease was partially offset by $16.9 million in cash proceeds from the divestiture of Kasamba.

Net cash used in operating activities was $5.9 million for the three months ended March 31, 2023. Our net loss of $17.4 million includes the effect of non-cash expenses related to stock-based compensation of $11.3 million, depreciation of $7.4 million, amortization of purchased intangibles and finance leases of $5.4 million partially offset by a gain on divestiture of $17.6 million. This was further driven by an increase in accounts receivable of $34.7 million, an increase in prepaid expenses and other current assets of $6.3 million, a decrease in other liabilities of $5.9 million, a decrease in accounts payable of $9.9 million, partially offset by an increase in accrued expenses and other current liabilities of $41.3 million and an increase in deferred revenue of $24.8 million. Net cash used in operating activities was $22.9 million for the three months ended March 31, 2022.
Our net loss of $65.4 million for the three months ended March 31, 2022 includes the effect of non-cash expenses related to stock-based compensation of $31.9 million, depreciation of $7.2 million, an increase in deferred revenue of $3.2 million and an increase in accrued expenses of $8.0 million. This was partially offset by increases in accounts receivable of $0.0 million and prepaid expenses of $16.3 million.

Net cash provided by investing activities was $2.8 million for the three months ended March 31, 2023 and was primarily driven by the proceeds from the sale of Kasamba, offset by purchases of fixed assets and capitalization of internally developed software. Net cash used in investing activities was $19.9 million for the three months ended March 31, 2022 was driven primarily of the purchase of fixed assets for our co-location facilities and capitalization of internally developed software.

Net cash used in financing activities was $150.4 million for the three months ended March 31, 2023, which was driven primarily by the repurchase of our 2024 convertible notes. Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2022 and consisted primarily of proceeds from issuance of common stock in connection with the exercise of stock options by employees.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales and marketing departments, and for the amortization of purchased intangible assets, as well as stock-based compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of March 31, 2023, we had an accumulated deficit of approximately $773.9 million.
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
We do not engage in off-balance sheet financing arrangements. We do not currently have any investments in cryptocurrencies or other blockchain-based assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

Our Israeli operations have currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the NIS. During the three months ended March 31, 2023, the U.S. dollar appreciated by approximately 12% as compared to the NIS. During the three months ended March 31, 2023, expenses generated by our Israeli operations totaled approximately $11.8 million. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, Australian dollar, and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (Israel) and of the divested business, Kasamba Inc., is or was the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands, Germany, France, and Italy is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.

Collection Risks

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the three months ended March 31, 2023, our allowance for doubtful accounts decreased by $0.1 million to approximately $9.1 million. During the three months ended March 31, 2022, we increased our allowance for doubtful accounts by $0.9 million to approximately $7.2 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against the applicable recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. As a part of our annual review, management identified control deficiencies that aggregated to a material weakness in the Company’s internal control over financial reporting as of December 31, 2022. This material weakness related to the Company’s previously disclosed review of certain transactions related to its subsidiary WildHealth, which was acquired in February 2022, and primarily includes a combination of ineffective operation of controls and inadequate controls in certain areas along with formal review, approval and evaluation of manual journal entries.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2023. Disclosure controls and procedures ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed and summarized within the time periods specified in the Securities and Exchange Commission’s rules and forms, and ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weakness in the Company’s internal control over financial reporting described above.

Changes in Internal Control Over Financial Reporting

We have continued to analyze our WildHealth transactions in regard to any additional material weaknesses similar to the items identified above. We are monitoring and making progress on improving our processes and controls around formal review, approval, and evaluation of non-core, complex transactions. We believe our ongoing efforts will be sufficient to remediate the identified material weakness. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we will continue to evaluate the effectiveness of our internal control over financial reporting the possibility that a material misstatement of our consolidated financial statements could be prevented or detected on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than remediation efforts related to the material weakness described above.

Limitations of the Effectiveness of Internal Control

We will not consider the material weakness remediated until the remedial controls operate for a sufficient period of time and we have concluded, through testing, that these controls are effectively designed and operating effectively. We will continue to assess throughout 2023.

Part II. Other Information

Item 1. Legal Proceedings

Putative Class Action

On April 24, 2023, a putative stockholder class action entitled Straub v. LivePerson, Inc., No. 1:23-cv-03078, was filed under the federal securities laws against the Company, its Chief Executive Officer, and Chief Financial Officer in the United States District Court for the Eastern District of New York. The complaint alleges that in violation of Section 10(b) of the Securities Exchange Act of 1934, the Company made false and misleading statements in its Form 10-Q filings and forecasts for the first, second, and third quarters of fiscal year 2022 pointing to the Company’s subsequent disclosures regarding the adequacy and effectiveness of its internal controls over financial reporting, and regarding the fourth quarter financial performance of the Company’s WildHealth subsidiary and seeks to recover unspecified damages through the time of the Company’s filing of its annual report on Form 10-K on March 16, 2023. On May 1, 2023, a similar putative stockholder class action entitled Weissbrod v. LivePerson, Inc., was filed in the District Court of Tel Aviv, Israel on behalf of Company stockholders who traded Company shares on the Tel Aviv Stock Exchange following the issuance of the 10-Qs for the first, second and third quarters of fiscal year 2022. The Weissbrod complaint asserts claims under the U.S. federal securities law similar to those asserted in the Straub case and seeks unspecified damages. Both lawsuits also claim that the Company’s executives are liable as control persons for the Company’s alleged misstatements. The Company believes these claims are without merit and intends to vigorously defend itself and its executives in both proceedings.

[24]7 Litigation

The Company filed an intellectual property suit (the “Company IP Suit”) against [24]7 Customer, Inc. (“[24]7”) on March 6, 2014. On June 22, 2015, and December 7, 2015, [24]7 filed separate countersuits (together, the “Countersuits”) against the Company in the Northern District of California (the “Court”) alleging patent infringement. The trial with respect to the Company IP Suit occurred on May 24, 2021, with respect to the Company’s first set of intellectual property claims, and the jury awarded approximately $30.3 million in favor of the Company. The Company and [24]7 subsequently reached an agreement on the terms of a permanent injunction and that additional costs were owed to the Company in the amount of $0.4 million. On July 28, 2022, the Court granted the Company’s motion for interest, awarding an additional approximately $4.3 million. In August 2022, 24[7] appealed the judgment in favor of the Company with respect to the Company IP Suit. In addition, a trial to adjudicate the Countersuits has been set for late 2023, and a trial with respect to the Company’s second set of intellectual property claims against [24]7 has been set for early 2024.

On February 20, 2023, the Company and [24]7 entered into a binding Memorandum of Understanding (“MOU”) detailing the terms for settlement and resolution of all litigation matters between the parties. The terms of the resolution are confidential and provide for a settlement as well as entry into a commercial agreement between the parties. Dismissal with prejudice of all litigation matters between the parties with is expected following the completion of the final documentation described in the MOU.

COVID-Related Matters

As has been widely reported, there is heightened scrutiny by the federal government across many programs related to COVID-19 that were introduced during the COVID-19 pandemic. The Company and its wholly-owned subsidiary WildHealth were each previously engaged in the delivery of products and services related to COVID-19 testing and have been subsequently subject to governmental inquiries with respect to those COVID-19 related products and services, including inquires by Medicare, the Department of Justice and the U.S. Food and Drug Administration (“governmental agencies”).

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 16, 2023, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by the issuer during the three months ended March 31, 2023.

Purchase of Equity Securities by the Issuer

There were no repurchases of equity securities by the issuer during the three months ended March 31, 2023.

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

LIVEPERSON, INC.
(Registrant)

Date:	May 11, 2023	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	May 11, 2023	By:	/s/ JOHN D. COLLINS
		Name:	John D. Collins
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)