Form 10-Q
period 2023-06-30
LIVEPERSON INC
filed 2023-08-09
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On August 4, 2023, 77,957,463 shares of the registrant’s common stock were outstanding.

LIVEPERSON, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q about LivePerson, Inc. (“LivePerson”, the “Company,” “we,” “our,” or “us”) that are not historical facts are forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about LivePerson and our industry. Our expectations, assumptions, estimates and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, assumptions, estimates and projections will be realized. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition (including based on examinations of historical operating trends) and management strategies. Many of these statements are found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects” and variations of such words or similar expressions are intended to identify forward-looking statements. However, not all forward-looking statements contain these words. Forward-looking statements are subject to risks and uncertainties that could cause actual future events or results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023 (as amended on May 1, 2023) in the section entitled Part I, Item 1A. “Risk Factors”. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We do not undertake any obligation to revise forward-looking statements to reflect future events or circumstances. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements

LIVEPERSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2023	December 31, 2022

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$213,763	$391,781
Restricted cash	2,679	417
Accounts receivable, net of allowances of $9,047 and $9,239 as of June 30, 2023 and December 31, 2022, respectively	105,171	86,537
Prepaid expenses and other current assets	32,657	23,747
Assets held for sale	—	30,984
Total current assets	354,270	533,466
Operating lease right of use assets (Note 10)	415	1,604
Property and equipment, net (Note 6)	127,307	126,499
Contract acquisition costs	39,465	43,804
Intangible assets, net (Note 5)	71,503	78,103
Goodwill (Note 5)	296,973	296,214
Deferred tax assets	4,840	4,423
Investment in joint venture (Note 17)	880	2,264
Other assets	2,634	2,563
Total assets	$898,287	$1,088,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,307	$25,303
Accrued expenses and other current liabilities (Note 7)	109,531	129,244
Deferred revenue (Note 2)	100,416	84,494
Convertible senior notes (Note 8)	72,097	—
Operating lease liabilities (Note 10)	654	2,160
Liabilities associated with assets held for sale	—	10,357
Total current liabilities	291,005	251,558
Deferred revenue, net of current portion (Note 2)	301	174
Convertible senior notes, net of current portion (Note 8)	510,545	737,423
Operating lease liabilities, net of current portion (Note 10)	602	682
Deferred tax liabilities	2,757	2,550
Other liabilities	2,932	28,465
Total liabilities	808,142	1,020,852
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value - 200,000,000 shares authorized, 80,312,090 and 78,350,984 shares issued, 77,546,017 and 75,584,911 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	80	78
Additional paid-in capital	862,553	771,052
Treasury stock - 2,766,073 shares	(3)	(3)
Accumulated deficit	(763,060)	(692,362)
Accumulated other comprehensive loss	(9,425)	(10,677)
Total stockholders’ equity	90,145	68,088
Total liabilities and stockholders’ equity	$898,287	$1,088,940

    +
See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands, except share and per share amounts)
Revenue	$97,522	$132,565	$205,183	$262,762
Costs, expenses and other: (1) (2)
Cost of revenue (3)	30,888	45,049	73,984	94,616
Sales and marketing	26,724	59,983	61,194	118,115
General and administrative	8,170	30,246	39,617	59,981
Product development	22,839	55,752	59,358	111,824
Restructuring costs	2,387	10,861	13,902	10,838
Gain on divestiture	—	—	(17,591)	—
Amortization of purchased intangible assets	876	923	1,750	1,822
Total costs, expenses and other	91,884	202,814	232,214	397,196
Income (loss) from operations	5,638	(70,249)	(27,031)	(134,434)
Other income (expense), net:
Interest income (expense), net	136	(682)	1,937	(2,114)
Other income (expense), net	4,893	(3,266)	19,555	(3,206)
Total Income (loss) before (benefit from) provision for income taxes	5,029	(3,948)	21,492	(5,320)
Income (loss) before (benefit from) provision for income taxes	10,667	(74,197)	(5,539)	(139,754)
(Benefit from) provision for income taxes	(155)	1,214	1,059	1,021
Net income (loss)	$10,822	$(75,411)	$(6,598)	$(140,775)

Net income (loss) per share of common stock:
Basic	$0.14	$(0.98)	$(0.09)	$(1.84)
Diluted	$0.12	$(0.98)	$(0.09)	$(1.84)
Weighted average shares outstanding:
Basic	76,902,416	77,290,465	76,341,729	76,555,518
Diluted	91,500,059	77,290,465	76,341,729	76,555,518

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$(1,232)	$4,120	$803	$6,251
Sales and marketing	2,299	5,942	4,703	12,591
General and administrative	(13,882)	13,231	(11,250)	23,669
Product development	(5,333)	13,224	(1,072)	25,872

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$2,186	$2,463	$4,433	$4,996
Sales and marketing	741	605	1,467	1,157
General and administrative	139	96	300	233
Product development	6,660	3,963	10,888	7,965

(3) Amounts include amortization of purchased intangibles and finance leases, as follows:
Cost of revenue	$4,578	$4,561	$9,139	$8,977
See accompanying notes to unaudited condensed consolidated financial statements

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Net income (loss)	$10,822	$(75,411)	$(6,598)	$(140,775)
Foreign currency translation adjustment	386	(4,799)	1,252	(6,498)
Comprehensive income (loss)	$11,208	$(80,210)	$(5,346)	$(147,273)

See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands, except share data)
Balance as of December 31, 2022	78,350,984	$78	(2,766,073)	$(3)	$771,052	$(692,362)	$(10,677)	$68,088
Common stock issued upon exercise of stock options	18,687	—	—	—	130	—	—	130
Common stock issued upon vesting of restricted stock units	413,252	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	9,560	—	—	9,560
Common stock issued under Employee Stock Purchase Plan (ESPP)	87,794	—	—	—	724	—	—	724
Issuance of common stock in connection with acquisitions (Note 9)	—	—	—	—	380	—	—	380
Activity related to divestiture (Note 20)	—	—	—	—	66,775	(64,100)	57	2,732
Net loss	—	—	—	—	—	(17,420)	—	(17,420)
Other comprehensive income	—	—	—	—	—	—	809	809
Balance as of March 31, 2023	78,870,717	$79	(2,766,073)	$(3)	$848,621	$(773,882)	$(9,811)	$65,004
Common stock issued upon exercise of stock options	11,154	—	—	—	8	—	—	8
Common stock issued upon vesting of restricted stock units	295,564	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,380	—	—	8,380
Common stock issued under ESPP	97,832	—	—	—	397	—	—	397
Issuance of common stock in connection with acquisitions (Note 9)	1,036,823	1	—	—	5,147	—	—	5,148
Net income	—	—	—	—	—	10,822	—	10,822
Other comprehensive income	—	—	—	—	—	—	386	386
Balance as of June 30, 2023	80,312,090	$80	(2,766,073)	$(3)	$862,553	$(763,060)	$(9,425)	$90,145

See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands, except share data)
Balance as of December 31, 2021	74,980,546	$75	(2,746,243)	$(3)	$871,788	$(516,859)	$(5,564)	$349,437
Cumulative adjustment due to adoption of ASU 2020-06	—	—	—	—	(209,651)	50,244	—	(159,407)
Common stock issued upon exercise of stock options	40,483	—	—	—	506	—	—	506
Common stock issued upon vesting of restricted stock units	444,043	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,522	—	—	20,522
Cash awards settled in shares of the Company’s common stock	735,519	1	—	—	17,298	—	—	17,299
Common stock issued under ESPP	82,100	—	—	—	1,415	—	—	1,415
Issuance of common stock in connection with acquisitions (Note 9)	779,946	1	—	—	17,636	—	—	17,637
Net loss	—	—	—	—	—	(65,364)	—	(65,364)
Other comprehensive loss	—	—	—	—	—	—	(1,699)	(1,699)
Balance as of March 31, 2022	77,062,637	$77	(2,746,243)	$(3)	$719,514	$(531,979)	$(7,263)	$180,346
Common stock issued upon exercise of stock options	25,295	—	—	—	389	—	—	389
Common stock issued upon vesting of RSUs	372,500	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	18,826	—	—	18,826
Common stock issued under ESPP	99,495	—	—	—	1,403	—	—	1,403
Net loss	—	—	—	—	—	(75,411)	—	(75,411)
Other comprehensive loss	—	—	—	—	—	—	(4,799)	(4,799)
Balance as of June 30, 2022	77,559,927	$78	(2,746,243)	$(3)	$740,132	$(607,390)	$(12,062)	$120,755

See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022

	(In thousands)
OPERATING ACTIVITIES:
Net Loss	(6,598)	(140,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	(6,816)	68,383
Depreciation	17,088	14,351
Amortization of purchased intangible assets and finance leases	10,889	10,799
Amortization of debt issuance costs	2,727	1,885
Change in fair value of contingent consideration	(5,304)	—
Gain on repurchase of convertible notes	(7,200)	—
Allowance for doubtful accounts	1,809	3,477
Gain on divestiture	(17,591)	—
Deferred income taxes	722	926
Equity loss in joint venture	1,384	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(20,537)	(32,734)
Prepaid expenses and other current assets	(9,126)	(7,981)
Contract acquisition costs non-current	3,534	(4,758)
Other assets	75	(111)
Accounts payable	(19,757)	6,816
Accrued expenses and other current liabilities	16,737	3,941
Deferred revenue	15,652	13,049
Operating lease liabilities	(437)	(1,721)
Other liabilities	(7,800)	86
Net cash used in operating activities	(30,549)	(64,367)
INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(16,997)	(25,197)
Payments for acquisitions, net of cash acquired	—	(3,458)
Purchases of intangible assets	(2,457)	(1,129)
Proceeds from divestiture	13,819	—
Investment in joint venture	—	(3,651)
Net cash used in investing activities	(5,635)	(33,435)
FINANCING ACTIVITIES:
Principal payments for financing leases	(1,926)	(1,849)
Proceeds from issuance of common stock in connection with the exercise of options and ESPP	1,256	895
Payments on repurchase of convertible senior notes	(149,702)	—
Net cash used in financing activities	(150,372)	(954)
Effect of foreign exchange rate changes on cash and cash equivalents	789	1,578
Net decrease in cash, cash equivalents, and restricted cash	(185,767)	(97,178)
Cash, cash equivalents, and restricted cash - beginning of year	392,198	523,532
Plus: cash classified within current assets held for sale - beginning of year	10,011	—
Cash, cash equivalents, and restricted cash - end of period	$216,442	$426,354

	Six Months Ended
	June 30,
	2023	2022

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$213,763	$425,944
Restricted cash	2,679	410
Total cash, cash equivalents, and restricted cash - end of period	$216,442	$426,354

Supplemental disclosure of other cash flow information:
Cash paid for income taxes	$1,112	$2,237
Cash paid for interest	904	985
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment recorded in accounts payable	$581	$837
Right of use assets obtained in exchange for operating lease liabilities	132	2,417
Increase in convertible senior notes, net upon adoption of ASU 2020-06 (Note 1)	—	159,407
Issuance of shares of common stock to settle cash awards	—	17,298
Supplemental disclosure of non-cash financing activities related to the WildHealth acquisition in February 2022 (Note 9):
Issuance of shares of common stock	$—	$17,675

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

The Conversational Cloud, the Company’s enterprise-class cloud-based platform, enables businesses to have conversations with millions of consumers as personally as they would with a single consumer. The Conversational Cloud powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, SMS, social media and third-party consumer messaging platforms. Brands can also use the Conversational Cloud to message consumers when they dial a 1-800 number instead of forcing them to navigate interactive voice response systems (“IVRs”) and wait on hold. Similarly, the Conversational Cloud can ingest traditional emails and convert them into messaging conversations, or embed messaging conversations directly into web advertisements, rather than redirect consumers to static website landing pages. Agents can manage all conversations with consumers through a single console interface, regardless of where the conversations originated. Most recently, the Conversational Cloud has been enhanced to provide a secure platform with the necessary guardrails to deploy Generative AI and LLMs in ways that help consumers and drive results for brands without sacrificing trust.

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

Complementing the Company’s proprietary messaging and Conversational AI offerings are teams of technical, solutions and consulting professionals that have developed deep domain expertise in the implementation and optimization of conversational services across industries and messaging endpoints. LivePerson’s products, coupled with our domain knowledge, industry expertise and professional services, have been proven to maximize the impact of Conversational AI, unlock the power of Generative AI and LLMs in safe and responsible ways, and deliver measurable return on investment for our customers.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, and the financial data and other information disclosed in the notes to the condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

only normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements at that date.

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

Divestitures

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company classifies assets and liabilities to be disposed of as held for sale in the period in which they are available for immediate sale in their present condition and the sale is probable and expected to be completed within one year. The Company initially measures assets and liabilities held for sale at the lower of their carrying value or fair value less costs to sell. When the divestiture represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results, the disposal is presented as a discontinued operation. See Note 20 – Divestiture for additional information.

Recently Issued Accounting Pronouncements

On March 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01, which amends certain provisions of ASC 842 that apply to arrangements between related parties under common control. Specifically, the ASU: 1) Offers private companies, as well as not-for-profit entities that are not conduit bond obligors, a practical expedient that gives them the option of using the written terms and conditions of a common-control arrangement when determining whether a lease exists and the subsequent accounting for the lease, including the lease’s classification and 2) Amends the accounting for leasehold improvements in common-control arrangements for all entities. ASU 2023-01 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period as of the beginning of the related fiscal year. The Company does not expect the adoption of this standard to have a significant impact on its condensed consolidated financial statements and related disclosures.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions to clarify that a contractual restriction on the sale of an equity security is not considered part of a unit of account of the equity security, and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also require the following disclosures for equity securities subject to the contractual sale restrictions.

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

Note 2. Revenue Recognition

The majority of the Company’s revenue is generated from hosted service revenues, which is inclusive of its platform usage pricing model, and related professional services from the sale of its services. Revenues are recognized when control of these services is transferred to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services. No single customer accounted for 10% or more of total revenue for the three and six months ended June 30, 2023 and 2022.

Remaining Performance Obligation

As of June 30, 2023, the aggregate amount of the total transaction price allocated in contracts with original duration of one year or greater to the remaining performance obligations was $326.3 million. Approximately 89% of the Company’s remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance as of June 30, 2023 is primarily driven by cash payments received or due in advance of its performance obligations, partially offset by $73.0 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents deferred revenue by revenue source:

	June 30, 2023	December 31, 2022

	(In thousands)
Hosted services	$99,617	$83,561
Professional services	799	933
Total deferred revenue - short term	$100,416	$84,494

Hosted services	$196	$—
Professional services	105	174
Total deferred revenue - long term	$301	$174

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Revenue:
Hosted services (1)	$81,286	$103,985	$168,624	$219,431
Professional services	16,236	28,580	36,559	43,331
Total revenue	$97,522	$132,565	$205,183	$262,762
—————————————
(1)On March 20, 2023, the Company completed the sale of Kasamba and therefore ceased recognizing revenue related to Kasamba effective on the transaction close date. Further, this sale eliminated the entire Consumer segment, as a result of which revenue is presented within a single consolidated segment. Hosted services includes $7.2 million for the six months ended June 30, 2023, and $9.1 million and $18.3 million of revenue for the three and six months ended June 30, 2022, respectively, relating to Kasamba.

Revenue by Geographic Location

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
United States	$68,855	$90,433	$137,364	$177,570
Other Americas (1)	2,052	2,975	5,857	8,014
Total Americas	70,907	93,408	143,221	185,584
EMEA (2) (3)	14,933	17,963	31,115	41,783
APAC (4)	11,682	21,194	30,847	35,395
Total revenue	$97,522	$132,565	$205,183	$262,762
—————————————
(1)Canada, Latin America and South America
(2)Europe, the Middle East and Africa (“EMEA”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)Includes revenues from the United Kingdom of $15.3 million and $13.8 million for the three months ended June 30, 2023 and 2022, respectively, and from the Netherlands of $0.3 million and $2.2 million for the three months ended June 30, 2023 and 2022, respectively. Includes revenues from the United Kingdom of $30.6 million and $28.5 million for the six months ended June 30, 2023 and 2022, respectively, and from the Netherlands of $0.6 million and $3.5 million for the six months ended June 30, 2023 and 2022, respectively.
(4)Asia-Pacific (“APAC”)

Information about Contract Balances

Amounts collected in advance of services being provided are accounted for as deferred revenue. Nearly all of the Company’s deferred revenue balance is related to Hosted services revenue.

In some arrangements, the Company allows customers to pay for access to the Conversational Cloud over the term of the software license. The Company refers to these as subscription transactions. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables, anticipated to be invoiced in the next twelve months, are included in accounts receivable on the condensed consolidated balance sheets. Contract acquisition costs represent prepaid sales commissions. The opening and closing balances of the Company’s accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable	Contract Acquisition Costs (Non-current)	Deferred Revenue (Current)	Deferred Revenue (Non-current)

	(In thousands)
Opening balance as of December 31, 2021	$69,259	$24,545	$40,675	$98,808	$54
Increase (decrease), net	(15,791)	8,524	3,129	(14,314)	120
Opening balance as of December 31, 2022	$53,468	$33,069	$43,804	$84,494	$174
Increase (decrease), net	22,868	(4,234)	(4,339)	15,922	127
Ending balance as of June 30, 2023	$76,336	$28,835	$39,465	$100,416	$301

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

Allowance for Doubtful Accounts
(In thousands)
Allowance for doubtful accounts:
Balance at beginning of the year	$9,239
Additions charged to costs and expenses	1,809
Deductions/write-offs	(2,001)
Balance as of June 30, 2023	$9,047
Note 3. Net Income (Loss) Per Share

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basic earnings per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Potentially dilutive securities consist of common stock options, restricted stock units, contingently issuable shares and convertible securities. The dilutive effect of stock options, restricted stock units and contingently issuable shares is reflected in diluted EPS by application of the treasury stock method. The dilutive effect of convertible securities is reflected in the diluted EPS by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net income (loss) per share, the Company would assume conversion of the 2024 Notes at a ratio of 25.9182 shares of its common stock per $1,000 principal amount of the 2024 Notes. The Company would assume conversion of the 2026 Notes at a ratio of 13.2933 shares of its common stock per $1,000 principal amount of the 2026 Notes. Assumed converted shares of the Company’s common stock are weighted for the period the Notes were outstanding.
See Note 8 – Convertible Senior Notes, Net and Capped Call Transactions for a full description of the Notes.
Reconciliation of shares used in calculating basic and diluted net income (loss) per share for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Numerator:
Net income (loss) available to stockholders for basic net income per share	$10,822	$(75,411)	$(6,598)	$(140,775)
Interest on assumed conversion of convertible notes, net of tax	136	—	—	—
Net income (loss) available to stockholders for diluted net income per share	10,958	(75,411)	(6,598)	(140,775)
Denominator:
Weighted-average shares used to compute basic net income per share	76,902,416	77,290,465	76,341,729	76,555,518
Weighted-average effect of dilutive securities:
Stock options and employee stock purchase plan	98,143	—	—	—
Restricted stock units	166,156	—	—	—
Earn-outs	5,575,251	—	—	—
Conversion option of the 2024 and 2026 Notes	8,758,093	—	—	—
Weighted-average shares used to compute diluted net income per share	91,500,059	77,290,465	76,341,729	76,555,518
Net income (loss) per share:
Basic	$0.14	$(0.98)	$(0.09)	$(1.84)
Diluted	$0.12	$(0.98)	$(0.09)	$(1.84)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The diluted net EPS calculation for the three months ended June 30, 2023 excluded approximately 3.8 million shares and 3.2 million shares related to stock options and RSUs, respectively, as their effect would have been anti-dilutive. Additionally, subsequent to June 30, 2023, the Company settled the final portion of the VoiceBase earn-out for approximately $15.0 million, which is due to be paid in the fourth quarter of 2023. The assumed conversion of the earn-out settlement would have no impact on the basic and diluted EPS as presented in the table above. Further, the following securities were excluded from the computation of diluted EPS for the six months ended June 30, 2023 and 2022, and three months ended June 30, 2022, as their effect would have been anti-dilutive:

	As of June 30,
	2023	2022
Shares subject to outstanding common stock options and employee stock purchase plan	3,541,432	4,784,614
Restricted stock units	3,738,894	4,066,555
Earn-outs	5,575,251	11,448,016
Conversion option of the 2024 Notes	1,878,810	5,961,186
Conversion option of the 2026 Notes	6,879,283	6,879,283
Total	21,613,670	33,139,654
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Presented on a consolidated basis, the following table is a summary of financial information by segment for the three and six months ended June 30, 2023 and 2022, based on the Company’s internal financial reporting system utilized by the Company’s CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Consolidated	(In thousands)
Revenue:
Hosted services (1)	$81,286	$103,985	$168,624	$219,431
Professional services	16,236	28,580	36,559	43,331
Total revenue	97,522	132,565	205,183	262,762
Cost of revenue	30,888	45,049	73,984	94,616
Sales and marketing	26,724	59,983	61,194	118,115
Amortization of purchased intangibles	876	923	1,750	1,822
Gain on divestiture	—	—	(17,591)	—
Unallocated corporate expenses	33,396	96,859	112,877	182,643
Operating income (loss)	$5,638	$(70,249)	$(27,031)	$(134,434)
——————————————
(1)On March 20, 2023, the Company completed the sale of Kasamba and therefore ceased recognizing revenue related to Kasamba effective on the transaction close date. Further, this sale eliminated the entire Consumer segment, as a result of which revenue is presented within a single consolidated segment. Hosted services includes $7.2 million for the six months ended June 30, 2023, and $9.1 million and $18.3 million of revenue for the three and six months ended June 30, 2022, respectively, relating to Kasamba.

During the first quarter of 2023, the Company completed the sale of Kasamba, which was reported under the Consumer segment, and had ceased recognizing revenues and expenses effective the transaction close date. As a result, the divestiture of Kasamba eliminates the Company’s Consumer segment as the Company focuses on the core Business segment. See Note 20 –Divestiture, for further details.

Geographic Information

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s long-lived assets by geographic region as of the dates set forth below:

	June 30, 2023	December 31, 2022

	(In thousands)
United States	$465,914	$476,040
Germany	46,123	46,323
Israel	—	4,064
Australia	11,741	12,057
Netherlands	6,090	3,470
Other (1)	14,149	13,520
Total long-lived assets	$544,017	$555,474
——————————————
(1)United Kingdom, Japan, France, Italy, Spain, Canada, and Singapore.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2023 are as follows:

Consolidated
(In thousands)
Balance as of December 31, 2022	$296,214
Adjustments to goodwill:
Foreign exchange adjustment	759
Balance as of June 30, 2023	$296,973

Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis during third quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill is measured at the reporting unit level by comparing the carrying amount, including goodwill, to the fair market value of the reporting unit. As of June 30, 2023, there was no indication of impairment of the Company’s goodwill balances. As a result of the divestiture of Kasamba under the Consumer segment, the Company recorded a reduction to its goodwill of $8.0 million during the year ended December 31, 2022, based on the relative fair value of the segment. See Note 20 - Divestiture, for additional information.

Intangible Assets, Net

Intangible assets are summarized as follows:

	As of June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)
Amortizing intangible assets:
Technology	$97,538	$(53,380)	$44,158	5.0 years
Customer relationships	32,044	(18,471)	13,573	10.0 years
Patents	13,462	(1,631)	11,831	12.9 years
Trademarks	1,410	(556)	854	5.0 years
Trade names	1,044	(540)	504	2.8 years
Other	914	(331)	583	4.1 years
Total	$146,412	$(74,909)	$71,503

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

	(In thousands)
Amortizing intangible assets:
Technology	$97,454	$(45,907)	$51,547	5.0 years
Customer relationships	31,987	(17,392)	14,595	10.0 years
Patents	11,088	(1,419)	9,669	12.8 years
Trademarks	1,044	(364)	680	5.0 years
Trade names	1,378	(402)	976	2.8 years
Other	979	(343)	636	4.1 years
Total	$143,930	$(65,827)	$78,103

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets, net was $4.6 million and $4.5 million for the three months ended June 30, 2023 and 2022, respectively, and $9.1 million and $9.0 million for the six months ended June 30, 2023 and 2022, respectively, a portion of this amortization was included in cost of revenue in the condensed consolidated statements of operations.

As of June 30, 2023, estimated annual amortization expense for the next five years and thereafter is as follows:

Estimated Amortization Expense
(In thousands)
Remaining 2023	$9,050
2024	16,191
2025	15,747
2026	13,047
2027	1,428
Thereafter	16,040
Total	$71,503

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented:

	June 30, 2023	December 31, 2022

	(In thousands)
Computer equipment and software	$122,483	$128,206
Internal-use software development costs	176,211	161,633
Finance lease right of use assets	1,248	3,083
Furniture, equipment, and building improvements	330	506
Property and equipment, at cost	300,272	293,428
Less: accumulated depreciation	(172,965)	(155,706)
Property and equipment, net	$127,307	$137,722
Less: assets held for sale	—	(11,223)
Property and equipment, net	$127,307	$126,499

Note 7. Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities for the periods presented:

	June 30, 2023	December 31, 2022

	(In thousands)
Professional services and consulting and other vendor fees	$60,250	$51,067
Payroll and other employee related costs	15,802	19,182
Short-term contingent earn-out	24,403	47,819
Sales commissions	1,998	4,402
Finance lease liability	692	2,569
Restructuring	2,261	803
Taxes other than income tax	1,690	1,148
Other	2,435	2,254
Total accrued expenses and other current liabilities	$109,531	$129,244

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

During the three and six months ended June 30, 2023, the conditions allowing holders of the 2024 Notes to convert were not met.

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

As a result of the adoption of ASU 2020-06, the 2024 Notes are accounted for as a single liability, and the carrying amount of the 2024 Notes, after giving effect to the March 2023 repurchases described below, is $72.1 million as of June 30, 2023, consisting of principal of $72.5 million, net of unamortized debt issuance costs of $0.4 million. The 2024 Notes were classified as short term liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2023. The remaining term over which the 2024 Notes’ debt issuance costs will be amortized is 0.7 years at an effective interest rate of 1.57% for the three months ended June 30, 2023.

In connection with the offering of the 2024 Notes, the Company entered into privately-negotiated capped call option transactions with certain counterparties (the “2024 capped calls”). The 2024 capped calls each have an initial strike price of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

approximately $38.58 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes. The 2024 capped calls have initial cap prices of $57.16 per share, subject to certain adjustment events. The 2024 capped calls cover, subject to anti-dilution adjustments, approximately 5.96 million shares of common stock. The 2024 capped calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the 2024 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The 2024 capped calls expire on March 1, 2024, subject to earlier exercise. The 2024 capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the 2024 capped calls are subject to certain specified additional disruption events that may give rise to a termination of the 2024 capped calls, including changes in law, failure to deliver, and hedging disruptions. The 2024 capped calls are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $23.2 million incurred to purchase the 2024 capped calls was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheets.

On March 21, 2023, the Company entered into individual privately negotiated transactions (the “Note Repurchase Agreements”) with certain holders of its 2024 Notes, pursuant to which the Company agreed to pay an aggregate of approximately $149.7 million in cash for the repurchase of approximately $157.5 million in aggregate principal amount of the 2024 Notes (the “Note Repurchases”). During the first quarter of 2023, the Company recognized a $6.1 million gain, net of transaction costs of $0.5 million on debt extinguishment, which represented the difference between the carrying value and the fair value of the 2024 Notes just prior to Note Repurchases. The gain on debt extinguishment, net of transaction costs of $0.5 million, was subsequently adjusted by an immaterial amount of $1.1 million for the three months ended June 30, 2023, with a total gain of $7.2 million reported as of June 30, 2023.

Upon completion of the Note Repurchases, the aggregate principal amount of the 2024 Notes was reduced by $157.5 million to $72.5 million and the carrying amount of the 2024 Notes reduced by $228.3 million to $72.0 million. A corresponding portion of the 2024 capped calls were terminated in connection following the Note Repurchases as required by their terms for minimal consideration.

Convertible Senior Notes due 2026 and Capped Calls

In December 2020, the Company issued $517.5 million aggregate principal amount of its 0% Convertible Senior Notes due 2026 (the “2026 Notes” and together with the 2024 Notes, the “Notes”) in a private placement.

The 2026 Notes will mature on December 15, 2026, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the offering of the 2026 Notes, after deducting debt issuance costs, was approximately $505.3 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

During the three and six months ended June 30, 2023, the conditions allowing holders of the 2026 Notes to convert were not met.

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

As a result of the adoption of ASU 2020-06, the 2026 Notes are accounted for as a single liability, and the carrying amount of the 2026 Notes is $510.5 million as of June 30, 2023, consisting of principal of $517.5 million, net of issuance costs of $7.0 million. The 2026 Notes were classified as long term liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2023. The remaining term over which the 2026 Notes’ debt issuance costs will be amortized is 3.4 years at an effective interest rate of 0.40% for the three months ended June 30, 2023.

In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions with certain counterparties (the “2026 capped calls”). The 2026 capped calls each have an initial strike price of approximately $75.23 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 capped calls have initial cap prices of $105.58 per share, subject to certain adjustment events. The 2026 capped calls cover, subject to anti-dilution adjustments, approximately 6.88 million shares of common stock. The 2026 capped calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the 2026 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The 2026 capped calls expire on December 15, 2026, subject to earlier exercise. The 2026 capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the 2026 capped calls are subject to certain specified additional disruption events that may give rise to a termination of the 2026 capped calls, including changes in law, failure to deliver, and hedging disruptions. The 2026 capped calls are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $46.1 million incurred to purchase the 2026 capped calls was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The net carrying amount of the liability component of the Notes as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022

	(In thousands)
Principal	$589,992	$747,500
Unamortized issuance costs	(7,350)	(10,077)
Total net carrying value	$582,642	$737,423
Less: short-term debt, net	$72,097	$—
Long-term debt, net	$510,545	$737,423

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Contractual interest expense	$128	$432	$569	$863
Amortization of debt issuance costs	1,807	944	2,727	1,885
Total interest expense	$1,935	$1,376	$3,296	$2,748
Interest expense of $1.9 million and $3.3 million is reflected as a component of interest expense, net in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2023, respectively. Interest expense was $1.4 million and $2.7 million for the three and six months ended June 30, 2022, respectively.
Note 9. Acquisitions

In February 2022, the Company completed the acquisition of 100% of the equity of WildHealth, Inc. (“WildHealth”), a precision medicine company operating in the United States, for a total purchase price of $22.3 million. The purchase price consisted of approximately $4.6 million in cash and $17.7 million in shares of common stock of the Company. As part of the purchase price, the Company issued 776,825 common shares that had a total fair value of $20.8 million based on the closing market price of $26.81 per share on the acquisition date of February 7, 2022. This acquisition is part of the Company’s strategy to accelerate its technology-driven healthcare offerings by combining a rich healthcare data platform with Conversational AI to enable Business-to-business (B2B) healthcare brands to scale and personalize patient engagement. The transaction was accounted for as a business combination. In connection with the acquisition, the Company entered into stock forfeiture agreements with certain employees of WildHealth, under which a portion of the purchase price will be subject to vesting conditions based on continuing employment post-acquisition. The Company has allocated the purchase consideration subject to the stock forfeiture agreements between pre- and post-combination periods.

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

Additionally, former stockholders of WildHealth had the right to receive in the aggregate up to an additional $120.0 million earn-out (to be settled in the Company’s equity or cash at the Company’s election, but with the cash election restricted to 18.0 percent of the total earn-out) based upon satisfaction of certain financial milestones over the period from October 31, 2022 through December 31, 2025. The Company accounted for the earn-out as a compensation arrangement in accordance with ASC 718, “Compensation - Stock Compensation,” pursuant to which such earn-out payments are classified as liability awards to be recognized over the requisite service periods. On May 30, 2023, the Company and stockholders of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

WildHealth agreed to amend the terms of the merger agreement with respect to certain contingent potential earn-out payments under the agreement. Pursuant to the amended terms, in full satisfaction of all potential earn-out payments under the merger agreement, the parties agreed that the Company would pay (a) a lump sum cash payment of $12.0 million, less applicable withholding taxes to pre-acquisition stockholders, and (b) in the event of a future direct or indirect sale of WildHealth on or before May 30, 2033, the former WildHealth stockholders will receive and additional cash payment equal to 30% of the then-current equity value of WildHealth less all applicable escrows and closing payments and costs, up to a maximum payment of $23.0 million. As of June 30, 2023, the contingent cash settlement feature was deemed not probable, therefore, the award was not recorded as a liability. On May 31, 2023, the Company made the lump sum payment of $12.0 million in connection with the settlement and reversed the preexisting accrued stock-based compensation of $40.2 million.
Note 10. Leases

The Company has operating and finance leases for its corporate offices and other service agreements. Its leases have remaining lease terms of less than one to four years, some of which include options to extend.

In connection with the leases, the Company recognized operating lease right of use assets of $0.4 million and $1.6 million and an aggregate lease liability of $1.3 million and $2.8 million in its condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023, due to a dispute with respect to one of the leases in Israel, the Company was required to pledge cash as collateral security to be maintained at an Israeli bank. The collateral security would remain in control of the bank, to be available in order to satisfy outstanding obligations under the lease contracts. Accordingly, the Company had cash at an Israeli bank of approximately $0.2 million as of June 30, 2023, which is recorded as restricted cash in the condensed consolidated balance sheets. In the third quarter of 2021, the Company entered into a new lease in Australia and was required to pledge $0.2 million in cash as collateral security, which is also recorded as restricted cash in the condensed consolidated balance sheets.

The Company continues to actively assess its global lease portfolio. However, any additional de-recognition of right of use assets and incurrence of various one-time expenses in connection with early termination of additional leases are not expected to be material to its financial condition or results of operations.

Supplemental cash flow information related to leases for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$863	$1,264	$1,837	$2,383
Operating cash flows for finance leases	13	54	37	118
Financing cash flows for finance leases	968	929	1,926	1,849

The components of lease costs for the periods listed are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Finance lease cost:
Amortization of right of use assets	$919	$921	$1,830	$1,833
Interest	13	54	37	118
Operating lease cost	2,887	1,408	5,627	4,410
Total lease cost	$3,819	$2,383	$7,494	$6,361

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30, 2023	June 30, 2022
Weighted Average Remaining Lease Term:
Operating leases	2.1 years	2.0 years
Finance leases	1.1 years	1.5 years

Weighted Average Discount Rate:
Operating leases	7%	7%
Finance leases	4%	4%

Supplemental balance sheet information related to leases was as follows:

	Financial Statement Classification	June 30, 2023	December 31, 2022

		(In thousands)
Assets
Operating right of use assets	Operating lease right of use assets	$415	$1,604
Finance right of use assets	Property and equipment, net	1,248	3,083
Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$654	$2,160
Finance lease liabilities	Accrued expenses and other current liabilities	692	2,569
Non-current:
Operating lease liabilities	Operating lease liability, net of current portion	$602	$682
Finance lease liabilities	Other liabilities	136	191

Future minimum lease payments under non-cancellable operating and finance leases (with an initial or remaining lease term in excess of one year) are as follows:

	June 30, 2023
	Operating Leases	Finance Leases

	(In thousands)
2023 (remaining six months for June 30, 2023)	$580	$650
2024	425	113
2025	346	85
2026	144	—
2027	—	—
Total minimum lease payments	1,495	848
Less: present value adjustment	(239)	(20)
Present value of lease liabilities	$1,256	$828
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Financial Assets and Liabilities

The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2023 and December 31, 2022, are summarized as follows:

	June 30, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets
Cash equivalents:
Money market funds	$143,441	$—	$—	$143,441
Total assets	$143,441	$—	$—	$143,441

Liabilities
Earn-outs treated as contingent consideration	$—	$—	$15,418	$15,418
Earn-outs treated as liability awards	—	—	8,985	8,985
Total liabilities	$—	$—	$24,403	$24,403

	December 31, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets
Cash equivalents:
Money market funds	$308,295	$—	$—	$308,295
Total assets	$308,295	$—	$—	$308,295
Liabilities
Earn-outs treated as contingent consideration	$—	$—	$20,722	$20,722
Earn-outs treated as liability awards	—	—	51,499	51,499
Total liabilities	$—	$—	$72,221	$72,221

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The estimated fair value of outstanding balances of our 2024 Notes and 2026 Notes are as follows:

	Level of Hierarchy	Fair Value	Principal Balance	Unamortized Issuance Costs	Net Carrying Value

		(In thousands)
June 30, 2023
2024 and 2026 Notes	2	$407,800	$589,992	$(7,350)	$582,642
December 31, 2022
2024 and 2026 Notes	2	$512,900	$747,500	$(10,077)	$737,423

Management determines the fair value by using Level 2 inputs based on antithetic variable technique done by an independent valuation specialist. Refer to Note 8 – Convertible Senior Notes, Net and Capped Call Transactions for additional details.

The changes in fair value of the Level 3 liabilities are as follows:

	June 30, 2023	December 31, 2022

	(In thousands)
Balance, beginning of year	$72,221	$29,830
Additions in the period	—	61,920
Change in fair value of contingent consideration	(5,304)	(8,516)
Change in fair value of liability awards	(42,514)	(11,013)
Balance, end of period	$24,403	$72,221
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
The earn-outs determined to be compensatory are remeasured each reporting period based on whether the performance targets are probable of being achieved and recognized over the related service periods. For the three and six months ended June 30, 2023, we reduced the fair value of the earn-outs by approximately $41.1 million and $42.5 million, respectively, primarily due to settlements that occurred during the three months ended June 30, 2023. The settlements and any changes to the fair value of remaining earn-outs were recognized as a component of stock-based compensation expense and other income (expense) in the accompanying condensed consolidated statements of operations. Subsequent to June 30, 2023, the Company settled the final portion of the VoiceBase earn-out for approximately $15.0 million, which is due to be paid in the fourth quarter of 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Commitments and Contingencies

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company’s 401(k) policy is a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. Furthermore, the match is immediately vested. Salaries and related expenses include $0.9 million and $1.4 million of employer matching contributions for the three months ended June 30, 2023 and 2022, respectively, and $2.3 million and $3.0 million for the six months ended June 30, 2023 and 2022, respectively.

Letters of Credit

As of June 30, 2023, the Company had letters of credit totaling $0.7 million outstanding as a security deposit for the due performance by the Company of the terms and conditions of a supply contract.

Indemnifications

The Company enters into service and license agreements in its ordinary course of business. Pursuant to some of these agreements, the Company agrees to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using the Company’s products.

The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of the three and six months ended June 30, 2023 and 2022.

Non-Income Related Taxes

The Company is subject to sales tax liabilities, plus applicable interest, for states in which it has economic nexus. As of June 30, 2023, there is a $1.8 million accrual balance for sales tax liabilities included within the condensed consolidated balance sheets.

Note 13. Stockholders’ Equity

Common Stock

As of June 30, 2023, there were 200,000,000 shares of common stock authorized, 80,312,090 shares issued, and 77,546,017 shares outstanding. As of December 31, 2022, there were 200,000,000 shares of common stock authorized, 78,350,984 shares issued, and 75,584,911 shares outstanding. The par value for the common stock is $0.001 per share.

Preferred Stock

As of June 30, 2023 and December 31, 2022, there were 5,000,000 shares of preferred stock authorized, and no shares were issued or outstanding. The par value for the preferred stock is $0.001 per share.

Stock-Based Compensation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Stock Option Plans

The Company’s 2019 Stock Incentive Plan, as amended and restated (the “2019 Plan”), became effective on April 11, 2019. The 2019 Plan allows the Company to grant incentive stock options and restricted stock units to its employees and directors to participate in the Company’s future performance through stock-based awards at the discretion of the board of directors. On April 19, 2021, the Company’s board of directors amended the plan and authorized 5,000,000 new shares for issuance. The number of shares authorized for issuance is 40,067,744 shares in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of June 30, 2023, approximately 2.9 million shares of common stock remained available for issuance (taking into account all option exercises and other equity award settlements through June 30, 2023).

Employee Stock Purchase Plan

There are 1,000,000 shares authorized and reserved for issuance under the 2019 Employee Stock Purchase Plan. As of June 30, 2023, approximately 0.2 million shares of common stock remain available for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through June 30, 2023).

Inducement Plan

There are 6,159,009 shares of common stock authorized and reserved for issuance under the Inducement Plan. On February 9, 2022, the Company’s board of directors amended the plan and authorized 2,790,961 new shares for issuance. As of June 30, 2023, approximately 1.1 million shares of common stock remained available for issuance under the Inducement Plan (taking into account all option exercises and other equity award settlements through June 30, 2023).

Stock Option Activity

A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Options	Weighted Average Exercise Price
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance outstanding as of December 31, 2022	4,459	$24.25	6.08	$1,327
Granted	18	11.37
Exercised	(30)	4.56
Cancelled or expired	(906)	28.68
Balance outstanding as of June 30, 2023	3,541	22.88	5.40	185
Options vested and expected to vest	553	27.86	8.30	46
Options exercisable as of June 30, 2023	2,760	$21.59	4.40	$134

The total fair value of stock options exercised during the six months ended June 30, 2023 was approximately $1.4 million. As of June 30, 2023, there was approximately $8.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.2 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

There were no stock options granted during the three months ended June 30, 2023. The per share weighted average fair value of stock options granted was $8.19 during the three months ended June 30, 2022. The per share weighted average fair value of stock options granted was $6.54 and $11.89 during the six months ended June 30, 2023 and 2022, respectively. The fair value of each option grant is estimated on the date of grant, adjusted for estimated forfeitures, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dividend yield	N/A	0.00%	0.00%	0.00%
Risk-free interest rate	N/A	2.81% - 3.38%	3.60%	1.62% - 3.38%
Expected life (in years)	N/A	5	5	5
Historical volatility	N/A	57.82% - 58.91%	65.17%	53.87% - 58.91%

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

Restricted Stock Unit and Performance-Vesting Restricted Stock Unit Activity

A summary of the Company’s RSUs and PRSUs activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value
	(In thousands)	(Per share)	(In thousands)
Balances outstanding as of December 31, 2022	5,235	$25.42	$53,080
Awarded	866	7.22
Vested	(812)	27.47
Forfeited	(1,550)	24.70
Non-vested and outstanding as of June 30, 2023	3,739	$20.83
Expected to vest	2,509	$20.96	$11,340

RSUs granted to employees generally vest over a three to four-year period or upon achievement of certain performance conditions. As of June 30, 2023, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs and PRSUs was approximately $60.6 million and the weighted-average remaining vesting period was 2.3 years.

For the three months ended June 30, 2023 and 2022, the Company accrued approximately $1.2 million and $4.8 million in cash awards, respectively, and for the six months ended June 30, 2023 and 2022, the Company accrued approximately $2.8 million and $11.9 million in cash awards, respectively, to be settled in shares of the Company’s stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and cash flows was $(18.1) million and $36.5 million for the three months ended June 30, 2023 and 2022, respectively, and $(6.8) million and $68.4 million for the six months ended June 30, 2023 and 2022, respectively.

Note 14. Restructuring

During the second quarter of 2022, LivePerson began a restructuring initiative to realign the Company’s cost structure to better reflect significant product and business model innovation and changes over the past year due to acquisitions and factors outside the control of the Company. As part of the restructuring initiative, the Company reoriented its global product and engineering organization for greater efficiency and focus, and reallocated some spending to increase its investment in customer success and go-to-market initiatives. The Company believes these initiatives will better align resources to provide further operating flexibility and position the business for long-term success. In connection with the restructuring initiatives, the Company recognized restructuring costs of $2.4 million and $10.9 million during the three months ended June 30, 2023 and 2022, respectively, and $13.9 million and $10.8 million during the six months ended June 30, 2023 and 2022, respectively, which is included in restructuring costs in the accompanying condensed consolidated statements of operations. The majority of these costs relate to the Company’s Business segment. Such costs primarily include severance and other compensation costs.

The following table presents the detail of the liability for the Company’s restructuring charges, which is included within accrued expenses and other current liabilities within the accompanying condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

	(In thousands)
Balance, beginning of the year	$803	$1,694
Lease restructuring costs	—	442
Severance and other compensation associated costs	13,902	19,525
Cash payments	(12,444)	(20,858)
Balance, end of period	$2,261	$803

The Company anticipates that payments associated with the employee severance and other compensation associated costs reflected in the table above will be substantially completed by December 31, 2023.

The following table presents the detail of expenses for the Company’s restructuring charges for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Lease restructuring costs	$—	$362	$—	$339
Severance and other compensation associated costs	2,387	10,499	13,902	10,499
Total restructuring costs	$2,387	$10,861	$13,902	$10,838

Note 15. Legal Matters

Putative Class Action

On April 24, 2023, a putative stockholder class action entitled Straub v. LivePerson, Inc., No. 1:23-cv-03078, was filed under the federal securities laws against the Company, its former Chief Executive Officer, and Chief Financial Officer in the United States District Court for the Eastern District of New York. The complaint alleged that in violation of Section 10(b) of the

Securities Exchange Act of 1934, the Company made false and misleading statements in its Form 10-Q filings and forecasts for the first, second, and third quarters of fiscal year 2022 based on the Company’s subsequent disclosures in its subsequent annual report on Form 10-K on March 16, 2023. On June 23, 2023, the plaintiff voluntarily dismissed his case without prejudice. On May 1, 2023, a similar putative stockholder class action entitled Weissbrod v. LivePerson, Inc., was filed in the District Court of Tel Aviv, Israel on behalf of Company stockholders who traded Company shares on the Tel Aviv Stock Exchange regarding the same subject matter as asserted in the Straub case. The Tel Aviv case is currently expected to be stayed pending further activity in the New York case. The Company believes these claims are without merit.

[24]7 Litigation

The Company filed an intellectual property suit (the “Company IP Suit”) against [24]7 Customer, Inc. (“[24]7”) on March 6, 2014. On June 22, 2015, and December 7, 2015, [24]7 filed separate countersuits (together, the “Countersuits”) against the Company in the United States District Court for the Northern District of California (the “Court”) alleging patent infringement. The trial with respect to the Company IP Suit occurred on May 24, 2021 with respect to the Company’s first set of intellectual property claims, and the jury awarded approximately $30.3 million in favor of the Company. The Company and [24]7 subsequently reached an agreement on the terms of a permanent injunction and that additional costs were owed to the Company in the amount of $0.4 million. On July 28, 2022, the Court granted the Company’s motion for interest, awarding an additional approximately $4.3 million. In August 2022, 24[7] appealed the judgment in favor of the Company with respect to the Company IP Suit. In addition, a trial to adjudicate the Countersuits began in 2023, and a trial with respect to the Company’s second set of intellectual property claims against [24]7 has been set for early 2024. On February 20, 2023, the Company and [24]7 entered into a binding Memorandum of Understanding (“MOU”) detailing the terms for settlement and resolution of all litigation matters between the parties and subsequently entered into binding settlement and commercial agreements as described in the MOU (the “Agreements”). The referenced litigations are currently stayed and dismissal with prejudice of all litigation matters between the parties is expected in the near term, following the completion of certain collateral documentation described in the Agreements.

COVID-Related Matters

As has been widely reported, there is heightened scrutiny by the federal government across many programs related to COVID-19 that were introduced during the COVID-19 pandemic. The Company and its wholly-owned subsidiary WildHealth were each previously engaged in the delivery of products and services related to COVID-19 testing and have been subsequently subject to governmental inquiries with respect to those COVID-19 related products and services, including inquiries by Medicare, the Department of Justice and the U.S. Food and Drug Administration (“governmental agencies”). As previously disclosed, in November 2022, a professional corporation managed by WildHealth received notice that Medicare reimbursements for its services rendered under a Medicare demonstration program related to COVID-19 testing (the “Program”) were suspended pending further review. Subsequently, WildHealth received and successfully responded to inquiries from additional governmental agencies with respect to its participation in the Program, which are now completed, and is currently in discussions with Medicare regarding resolution of the suspension and release of reimbursements for services rendered under the Program. The Company also previously provided other products and services related to COVID-19 testing and accompanying software. Those COVID-19 related products and services have also been the subject of inquiry and pending review by governmental agencies. The Company and WildHealth have discontinued all products and services related to COVID-19, and have responded to and intend to continue to cooperate with governmental inquiries related to their previous engagement in COVID-19 related product and service offerings.

General Legal, Administrative and Regulatory Inquiries, Investigations and Other Matters

From time to time, the Company is involved in or subject to legal, administrative and regulatory proceedings, inquiries and investigations and actual or threatened claims and/or demands arising in the ordinary course of business (“Claims”), including without limitation direct Claims brought by or against the Company, its affiliates, subsidiaries, directors and/or officers with respect to intellectual property, contracts, employment, commercial, legal, regulatory and/or other matters related to our business, as well as Claims brought against the Company’s customers for whom the Company has a contractual indemnification obligation. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosure related to such matter as appropriate and in compliance with ASC 450. The accruals or estimates, if any, resulting from the foregoing analysis, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

Regardless of the outcome, litigation and investigations can have an adverse impact on the Company because of defense settlement costs, diversion of management resources and other factors.

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
The Company includes interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. The Company recorded a valuation allowance against its U.S. and e-bot7 deferred tax assets as it considered its cumulative losses in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated by jurisdiction, the Company believes that the deferred tax assets related to LivePerson Australia Holdings Pty. Ltd., LivePerson (UK) Ltd., LivePerson Japan, and LivePerson Ltd. (Israel) are more likely than not to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and one-time items. During the year ended December 31, 2022, there was an increase in the valuation allowance recorded of $80.5 million. During 2023, the Company made an immaterial change to its presentation of its December 31, 2022 unrecognized tax benefits of $2.2 million to properly reflect the balance as a non-current liability, with the balance now included under “Other liabilities” in the condensed consolidated balance sheets.

For the six months ended June 30, 2023, the Company recorded a tax provision of $1.1 million. This amount consists of a tax provision of $0.9 million on operating earnings coupled with a stock compensation tax deficiency of $0.2 million related to stock compensation arrangements of LivePerson, LivePerson (UK) Ltd. and LivePerson Ltd. (Israel). During the first quarter of 2023, and included within the provision on operating earnings noted above, the Company sold Kasamba, Inc. and Kasamba LTD in a taxable transaction that resulted in a tax provision of $0.8 million related to an increase in valuation allowance on deferred tax assets resulting from a release of Kasamba’s deferred tax liabilities.

The Company had a valuation allowance on certain deferred tax assets for the year ended December 31, 2022 of $187.5 million. Inherent in the Company’s 2023 annual effective tax rate is an estimated increase in the valuation allowance of $38.2 million, all of which will be recorded as an expense. During 2022, an increase in the valuation allowance in the amount of $38.8 million was recorded as an expense and an additional increase to the valuation allowance of $0.5 million was recorded to goodwill against acquired federal and state net operating losses and due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, the Company recorded an increase of the valuation allowance to other comprehensive income of $41.2 million.
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
Note 17. Equity Method Investment

On February 13, 2022, the Company and Pasaca Capital Inc. (“Pasaca”) entered into a joint venture agreement (the “JV Agreement”) to form Claire, a joint venture to build, create, and administer a marketplace for health and well-being diagnostic testing. Claire is intended to operate an app store-like platform to make medical testing and accessing results easier and more informative. Claire is being developed with the goal of creating a single place to shop for testing services from numerous testing providers, including Claire-branded tests and at-home tests. Pursuant to the terms of the JV Agreement, the Company agreed to contribute a total of $19.0 million over a five-year period in exchange for a 19.2% ownership interest in Claire. Pasaca agreed to contribute $80.0 million to Claire over a five-year period in exchange for an 80.8% ownership interest in Claire. As of June 30, 2023, $9.1 million remained to be contributed to Claire by the Company under the terms of the JV Agreement. The Company accounts for its 19.2% interest in Claire using the equity method of accounting. The Company recorded its ownership percentage of losses of Claire in Other income (expense), net of $0.8 million and $1.4 million for the three and six months ended June 30, 2023, respectively. The Company recorded its ownership percentage of losses of Claire in Other income (expense), net of $0.1 million for the three and six months ended June 30, 2022, respectively.
As of June 30, 2023, the Company’s equity method investment was $0.9 million and was included in investment in joint venture on the condensed consolidated balance sheets.
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
The assets, liabilities, revenues, and operating results of the VIEs after elimination of intercompany transactions were not material as of and for the three and six months ended June 30, 2023.
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
In connection with the JV Agreement, the Company entered into a transition services agreement with Claire, under which, the Company agreed to provide custom software development and managed services (Professional Services) in exchange for fees governed by the terms and conditions set forth in the Build-Out Services Agreement (the “Build-Out Services Agreement). The related fees are recognized as revenue over time from January 1, 2022 to December 31, 2023. The Company also entered into commercial arrangements with Claire, which provide access to the Company’s Conversational Cloud Platform as hosting services and professional services in exchange for fees governed by the terms and conditions set forth in the Master Service Agreement (the “MSA”). In accordance with guidance under ASC 606, Claire is considered a customer of the Company and is expected to utilize its Conversational Cloud software and services in a manner similar to that of the Company’s customer base. Contract terms may be extended by mutual written agreement of the parties but cannot be terminated earlier except as set forth in the Build-Out Services Agreement or MSA, as applicable.
Revenues for the services provided to Claire included in the Company’s condensed consolidated statements of operations were $3.8 million and $13.2 million for the six months ended June 30, 2023 and 2022. No revenues were recognized for the three months ended June 30, 2023, compared to $13.2 million that was recorded as revenue for the three months ended June 30, 2022. No deferred revenue was included in the Company’s condensed consolidated balance sheets as of June 30, 2023. Accounts receivable totaled $2.1 million as of June 30, 2023 and was included in the Company’s condensed consolidated balance sheets. Total unbilled invoices and account receivables were $4.8 million and $1.4 million, respectively, as of December 31, 2022.
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

The Share Purchase Agreement between Ingenio, LLC (“Ingenio”) and the Company was executed and the transaction closed on March 20, 2023. In accordance with the Share Purchase Agreement, the Company sold all of the issued and outstanding shares of Kasamba subject to certain post-closing adjustments. Cash of $16.9 million was received upon closing, $2.6 million as a deferred payment is expected to be received within a year, and was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of June 30, 2023. $11.8 million was held in various escrow accounts for up to 15 months, and was included in restricted cash on the Company’s condensed consolidated balance sheets as of March 31, 2023; however, $9.5 million of this escrow amount was released during the three months ended June 30, 2023. The transaction resulted in a gain of $17.6 million, which was recognized and presented separately as a gain on divestiture on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2023 and six months ended June 30, 2023.

Major classes of assets and liabilities sold were as follows:

As of March 20, 2023
(In thousands)
Assets:
Cash	$3,058
Accounts receivable, net	381
Prepaid expenses and Other current assets	956
Property, plant and equipment, net	9,614
Goodwill	8,024
Deferred Tax Assets	721
Other assets	334
Total assets sold	$23,088

Liabilities:
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

The Conversational Cloud, the Company’s enterprise-class cloud-based platform, enables businesses to become conversational by securely deploying AI-powered messaging at scale for brands with tens of millions of customers and many thousands of agents. The Conversational Cloud powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, SMS, social media and third-party consumer messaging platforms. Brands can also use the Conversational Cloud to message consumers when they dial a 1-800 number instead of forcing them to navigate IVRs and wait on hold. Similarly, the Conversational Cloud can ingest traditional emails and convert them into messaging conversations, or embed messaging conversations directly into web advertisements, rather than redirect consumers to static website landing pages. Agents can manage all conversations with consumers through a single console interface, regardless of where the conversations originated. Most recently, the Conversational Cloud has been enhanced to provide a secure platform with the necessary guardrails to deploy Generative AI and LLMs in ways that help consumers and drive results for brands without sacrificing trust.

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

Revenue retention for our enterprise and mid-market customers on the Conversational Cloud was below our target range of 105% to 115% for the second quarter of 2023 and comparable period in 2022. Beginning in the fourth quarter of 2022, we started providing the revenue retention rate on the basis of recurring revenue (rather than total revenue) going forward as we believe this metric will be more useful to analyze revenue growth. LivePerson’s ARPC, or average annual revenue for our enterprise and mid-market customers increased approximately 14% for the trailing twelve months ended June 30, 2023 to $575,000 from approximately $505,000 for the trailing twelve months ended June 30, 2022. We expect to provide ARPC on the basis of recurring revenue (rather than total revenue) going forward as we believe this metric will be more useful for analysts and investors.

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

Key Metrics

Financial overview of the three months ended June 30, 2023 compared to the three months ended June 30, 2022:
•Revenue decreased 26% to $97.5 million from $132.6 million.
•Gross profit margin increased to 68% from 66%.
•Cost and expenses decreased 55% to $91.9 million from $202.8 million.
•Net income increased to $10.8 million from a net loss of $75.4 million.
•ARPC, or Average annual revenue per enterprise and mid-market customer, increased approximately 14% to $575,000 for the trailing twelve months ended June 30, 2023, as compared to $505,000 for the trailing twelve months ended June 30, 2022.
•Revenue retention for our enterprise and mid-market customers on the Conversational Cloud was below our target range of 105% to 115% for the second quarter of 2023 and comparable period in 2022.

Adjusted EBITDA (Loss) and Adjusted Operating Income (Loss)

To provide investors with additional information regarding our financial results, we have disclosed adjusted EBITDA (loss) and adjusted operating income (loss), which are non-GAAP financial measures. The tables below present a reconciliation of adjusted EBITDA (loss) and adjusted operating income (loss) to net income (loss), the most directly comparable GAAP financial measures.
We have included adjusted EBITDA (loss) and adjusted operating income (loss) in this Quarterly Report on Form 10-Q because these are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA (loss) and adjusted operating income (loss) can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA (loss) is a key financial measure used by the compensation committee of our board of directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that adjusted EBITDA (loss) and adjusted operating income (loss) provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Because of these limitations, you should consider adjusted EBITDA (loss) alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA (loss) for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Reconciliation of Adjusted EBITDA (Loss)
GAAP net income (loss)	$10,822	$(75,411)	$(6,598)	$(140,775)
Amortization of purchased intangibles and finance leases	5,454	5,483	10,889	10,799
Stock-based compensation expense	(18,148)	36,517	(6,816)	68,383
Contingent earn-out adjustments	(2,691)	—	(982)	—
Restructuring costs (1)	2,387	10,861	13,902	10,838
Gain on divestiture	—	—	(17,591)	—
Depreciation	9,726	7,127	17,088	14,351
Other litigation, consulting and other employee costs (2)	7,079	3,053	18,201	4,804
(Benefit from) provision for income taxes	(155)	1,214	1,059	1,021
Acquisition and divestiture costs	706	1,703	2,909	2,122
Interest (income) expense, net	(136)	682	(1,937)	2,114
Other expense (income), net (3)	(2,202)	3,266	(18,573)	3,206
Adjusted EBITDA (loss)	$12,842	$(5,505)	$11,551	$(23,137)
——————————————
(1)Includes severance costs and other compensation related costs of $2.4 million and $13.9 million for the three months and six months ended June 30, 2023. Includes severance costs and other compensation related costs of $10.5 million and lease restructuring costs of $0.4 million for the three months ended June 30, 2022. Includes severance costs and other compensation related costs of $10.5 million and lease restructuring costs of $0.3 million for the six months ended June 30, 2022.
(2)Includes litigation costs of $5.8 million, consulting costs of $0.2 million, accrued expenses and fees of $0.6 million, and sales tax liability of $0.5 million for the three months ended June 30, 2023. Includes consulting costs of $0.2 million, litigation costs of $2.3 million and accrued expenses and fees of $0.5 million for the three months ended June 30, 2022. Includes litigation costs of $15.3 million, accrued expenses and fees of $2.0 million, sales tax liability of $0.5 million, and consulting costs of $0.4 million for the six months ended June 30, 2023. Includes litigation costs of $3.0 million, employee benefit costs of $0.7 million, consulting costs of $0.8 million, and an increase to the reserve for sales and use tax liability of $0.3 million for the six months ended June 30, 2022.
(3)Includes a gain on settlement of a loan obligation and losses from our Equity Method Investment during the three months ended June 30, 2023. Includes $10.0 million of other income related to a litigation settlement, $7.2 million of gain related to convertible senior notes repurchases, a gain on settlement of a loan obligation and losses from our Equity Method Investment during the six months ended June 30, 2023. The remaining amount of other expense (income) for the three and six months ended June 30, 2023 is attributable to currency rate fluctuations. Includes $0.2 million of other income related to the settlement of leases, offset by $1.8 million of losses related our Equity Method Investment, for the three and six months ended June 30, 2022. The remaining amount of other (income) expense for the three and six months ended June 30, 2022 is attributable to currency rate fluctuations.

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

Because of these limitations, you should consider adjusted operating income (loss) alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted operating income (loss) for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Reconciliation of Adjusted Operating Income (Loss)
Income (loss) before provision for (benefit from) income taxes	$10,667	$(74,197)	$(5,539)	$(139,754)
Amortization of purchased intangibles and finance leases	5,454	5,483	10,889	10,799
Stock-based compensation expense	(18,148)	36,517	(6,816)	68,383
Contingent earn-out adjustments	(2,691)	—	(982)	—
Restructuring costs (1)	2,387	10,861	13,902	10,838
Gain on divestiture	—	—	(17,591)	—
Other litigation, consulting and other employee costs (2)	7,079	3,053	18,201	4,804
Acquisition and divestiture costs	706	1,703	2,909	2,122
Interest (income) expense, net	(136)	682	(1,937)	2,114
Other expense (income), net (3)	(2,202)	3,266	(18,573)	3,206
Adjusted operating income (loss)	$3,116	$(12,632)	$(5,537)	$(37,488)
——————————————
(1)Includes severance costs and other compensation related costs of $2.4 million and $13.9 million for the three months and six months ended June 30, 2023. Includes severance costs and other compensation related costs of $10.5 million and lease restructuring costs of $0.4 million for the three months ended June 30, 2022. Includes severance costs and other compensation related costs of $10.5 million and lease restructuring costs of $0.3 million for the six months ended June 30, 2022.
(2)Includes litigation costs of $5.8 million, consulting costs of $0.2 million, accrued expenses and fees of $0.6 million, and sales tax liability of $0.5 million for the three months ended June 30, 2023. Includes consulting costs of $0.2 million, litigation costs of $2.3 million and accrued expenses and fees of $0.5 million for the three months ended June 30, 2022. Includes litigation costs of $15.3 million, accrued expenses and fees of $2.0 million, sales tax liability of $0.5 million, and consulting costs of $0.4 million for the six months ended June 30, 2023. Includes litigation costs of $3.0 million, employee benefit costs of $0.7 million, consulting costs of $0.8 million, and an increase to the reserve for sales and use tax liability of $0.3 million for the six months ended June 30, 2022.
(3)Includes a gain on settlement of a loan obligation and losses from our Equity Method Investment during the three months ended June 30, 2023. Includes $10.0 million of other income related to a litigation settlement, a $7.2 million gain related to convertible senior notes repurchases, a gain on settlement of a loan obligation and losses from Equity Method Investment during the six months ended June 30, 2023. The remaining amount of other expense (income) for the three and six months ended June 30, 2023 is attributable to currency rate fluctuations. Includes $0.2 million of other income related to the settlement of leases, offset by $1.8 million of losses related to our Equity Method Investment, for the three and six months ended June 30, 2022. The remaining amount of other (income) expense for the three and six months ended June 30, 2022 is attributable to currency rate fluctuations..

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

Total revenue of $97.5 million and $132.6 million was recognized during the three months ended June 30, 2023 and 2022, respectively, and $205.2 million and $262.8 million during the six months ended June 30, 2023 and 2022, respectively.

We defer all incremental commission costs to obtain customer contracts (“contract acquisition costs”). The contract acquisition costs consist of prepaid sales commissions and have balances as of June 30, 2023 and December 31, 2022 of $39.5 million and $43.8 million, respectively. We amortize these costs over the related period of benefit using the expected life of the customer contract, which we determine to be three to five years, consistent with the transfer to the customer of the services to which the asset relates. We classify contract acquisition costs as long-term unless they have an original amortization period of one year or less.

Hosted Services Revenue

Hosted services revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consist of fees that provide customers access to the Conversational Cloud. We have determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. We recognize this revenue over time on a ratable basis over the contract term, beginning on the date that access to the Conversational Cloud platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by our performance. Subscription contracts are generally one year or longer in length, billed monthly, quarterly or annually in advance. Additionally, for certain of our larger customers, we may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, we use a model, referred to as Gainshare, in which we pass the fee we incur with the labor provider and its fee for the hosted services through to our customers in the form of a fixed fee for each order placed via our online engagement solutions. For these Gainshare arrangements, we act as a principal in a transaction if we control the specified goods or services before they are transferred to the customer.

Revenue attributable to our monthly hosted Business services accounted for 83% and 78% of total revenue for the three months ended June 30, 2023 and 2022, respectively, and 82% and 84% for the six months ended June 30, 2023 and 2022, respectively.

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

Revenue attributable to Professional Services accounted for 17% and 22% of total revenue for the three months ended June 30, 2023 and 2022, respectively, and 18% and 16% for the six months ended June 30, 2023 and 2022, respectively.

Remaining Performance Obligation

As of June 30, 2023, the aggregate amount of the total transaction price allocated in contracts with original duration of one year or greater to the remaining performance obligations was $326.3 million. Approximately 89% of our remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered. We have elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of less than one year. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606, “Revenue from Contracts with Customers.”

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

Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance to $100.7 million as of June 30, 2023 is primarily driven by cash payments received or due in advance of our performance obligations, partially offset by $73.0 million in revenues recognized that were included in the deferred revenue balance as of December 31, 2022.

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

For the three months ended June 30, 2023 and 2022, we accrued approximately $1.2 million and $4.8 million in cash awards, respectively, and for the six months ended June 30, 2023 and 2022, we accrued approximately $2.8 million and $11.9 million in cash awards, respectively, to be settled in shares of the Company’s stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated statements of operations.

For the three months ended June 30, 2023, there was approximately $8.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.2 years.

For the three months ended June 30, 2023, there was approximately $60.6 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over the remaining weighted average period of approximately 2.3 years.

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
No single customer accounted for or exceeded 10% of our total revenue for the three and six months ended June 30, 2023 and 2022. One customer accounted for or exceeded 10% of our total accounts receivable as of June 30, 2023 while no customer accounted for or exceeded 10% of our total accounts receivable as of December 31, 2022. During the six months ended June 30, 2023, we decreased our allowance for doubtful accounts from approximately $9.2 million as of December 31, 2022 to approximately $9.0 million. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. Accounts receivable is presented net of an allowance for doubtful accounts and sales reserve of $9.0 million and $2.1 million as of June 30, 2023, respectively, and $9.2 million and $5.4 million as of December 31, 2022, respectively.
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

Recently Issued Accounting Standards

Except as referenced below under “Recently Adopted Accounting Pronouncements,” there were no other recently issued accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2023, that are of significance or potential significance to the Company.

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

Comparison of the Three and Six Months Ended June 30, 2023 and June 30, 2022

Revenue

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(Dollars in thousands)
Business	$97,522	$132,565	(26)%	$205,183	$262,762	(22)%

Revenue decreased by 26% to $97.5 million and by 22% to $205.2 million for the three and six months ended June 30, 2023, respectively, from $132.6 million and $262.8 million, respectively, for the comparable periods in 2022. The Business revenue decreases are primarily driven by professional services decreases of $12.3 million and $6.8 million, and decreases in hosted services of $22.7 million and $50.8 million for the three and six months ended June 30, 2023, respectively. Included in hosted services is a net decrease in revenue that is variable based on interaction and usage of approximately $10.9 million and $28.0 million for the three and six months ended June 30, 2023, respectively.

Further, on March 20, 2023, the Company completed the sale of Kasamba and therefore ceased recognizing revenue related to Kasamba effective on the transaction close date. This sale eliminated the entire Consumer segment, as a result of which revenue is presented within a single consolidated segment which includes $7.2 million for the six months ended June 30, 2023, and $9.1 million and $18.3 million of revenue for the three and six months ended June 30, 2022, respectively, relating to Kasamba. Refer to Note 2 - Revenue Recognition, for further details.

Our ARPC for our enterprise and mid-market customers was approximately $575,000 for the trailing twelve months ended June 30, 2023, as compared to $505,000 for the trailing twelve months ended June 30, 2022. Revenue retention for our enterprise and mid-market customers on the Conversational Cloud was below our target range of 105% to 115% for the second quarter of 2023 and the comparable period in 2022.

Cost of Revenue

Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(Dollars in thousands)
Cost of revenue	$30,888	$45,049	(31)%	$73,984	$94,616	(22)%
Percentage of total revenue	32%	34%		36%	36%
Headcount (at period end)	215	234	(8)%	215	234	(8)%

Cost of revenue decreased by 31% to $30.9 million for the three months ended June 30, 2023 from $45.0 million for the comparable period in 2022. This decrease in expense is primarily attributable to a decrease in salary and related employee expenses of approximately $5.7 million, a decrease in business services and outsourced labor of approximately $5.6 million, a decrease in compensation expense due to the settlement of earn-outs related to prior acquisitions of approximately $3.5 million, and a decrease in COVID-19 testing expenses of approximately $1.3 million, partially offset by an increase in software, hosting and other expenses of approximately $2.5 million.

Cost of revenue decreased by 22% to $74.0 million for the six months ended June 30, 2023 from $94.6 million for the comparable period in 2022. This decrease in expense is primarily attributable to a decrease in COVID-19 testing expenses of approximately $10.0 million, a decrease in business services and outsourced labor of approximately $5.8 million, a decrease in compensation expense due to the settlement of earn-outs related to prior acquisitions of approximately $4.2 million, and a decrease in salary and related employee expenses of approximately $4.1 million, partially offset by an increase in software expenses, hosting and other expenses of approximately $3.4 million.

Sales and Marketing

Sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(Dollars in thousands)
Sales and marketing	$26,724	$59,983	(55)%	$61,194	$118,115	(48)%
Percentage of total revenue	27%	45%		30%	45%
Headcount (at period end)	375	739	(49)%	375	739	(49)%

Sales and marketing expenses decreased by 55% to $26.7 million for the three months ended June 30, 2023 from $60.0 million for the comparable period in 2022. This decrease was primarily attributable to a decrease in salary and related employee expenses of approximately $15.7 million, a decrease in marketing expenses of approximately $10.3 million, a decrease in software, hosting and other expenses of approximately $3.1 million, a decrease in business services and outsourced labor of approximately $2.4 million, and a decrease in compensation expense due to the settlement of earn-outs related to prior acquisitions of approximately $1.8 million.

Sales and marketing expenses decreased by 48% to $61.2 million for the six months ended June 30, 2023 from $118.1 million for the comparable period in 2022. This decrease was primarily attributable to a decrease in salary and related employee expenses of approximately $28.2 million, a decrease in marketing expenses of approximately $17.9 million, a decrease in business services and outsourced labor of approximately $4.9 million, a decrease in software, hosting and other expenses of approximately $4.0 million, and a decrease in compensation expense due to the settlement of earn-outs related to prior acquisitions of approximately $2.2 million.

General and Administrative

Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(Dollars in thousands)
General and administrative	$8,170	$30,246	(73)%	$39,617	$59,981	(34)%
Percentage of total revenue	8%	23%		19%	23%
Headcount (at period end)	144	162	(11)%	144	162	(11)%

General and administrative expenses decreased by 73% to $8.2 million for the three months ended June 30, 2023 from $30.2 million for the comparable period in 2022. This decrease is primarily attributable to a decrease in compensation expense due to the settlement of earn-outs related to prior acquisitions of approximately $29.3 million, and a decrease in business services and outsourced labor of approximately $1.4 million, partially offset by an increase in software, hosting and other expenses of approximately $5.5 million and increase in salary and employee related expenses of approximately $2.7 million.

General and administrative expenses decreased by 34% to $39.6 million for the six months ended June 30, 2023 from $60.0 million for the comparable period in 2022. This decrease is primarily attributable to a decrease in compensation expense due to the settlement of earn-outs related to prior acquisitions of approximately $34.6 million, a decrease in business services and outsourced labor of approximately $2.1 million, and a decrease in salary and employee related expenses of approximately $0.5 million, partially offset by an increase in software, hosting and other expenses of approximately $16.6 million.

Product Development

Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(Dollars in thousands)
Product development	$22,839	$55,752	(59)%	$59,358	$111,824	(47)%
Percentage of total revenue	23%	42%		29%	43%
Headcount (at period end)	453	604	(25)%	453	604	(25)%

Product development costs decreased by 59% to $22.8 million for the three months ended June 30, 2023 from $55.8 million for the comparable period in 2022. This decrease is primarily related to a decrease in salary and employee-related expenses of approximately $16.4 million, a decrease in compensation expense due to the settlement of earn-outs related to prior acquisitions of approximately $13.2 million, a decrease in business services and outsourced labor of approximately $4.3 million, and a decrease in software, hosting and other expenses of approximately $1.7 million, partially offset by an increase in depreciation expenses of approximately $2.7 million.

Product development costs decreased by 47% to $59.4 million for the six months ended June 30, 2023 from $111.8 million for the comparable period in 2022. This decrease is primarily related to a decrease in salary and employee-

related expenses of approximately $31.8 million, a decrease in compensation expense due to the settlement of earn-outs related to prior acquisitions of approximately $15.8 million, a decrease in business services and outsourced labor of approximately $6.8 million, and a decrease in software, hosting and other expenses of approximately $0.9 million, partially offset by an increase in depreciation expenses of approximately $2.9 million.

We continue to invest in new product development efforts to expand the capability of the Conversational Cloud. Upon completion, the project costs will be depreciated over five years. For the three and six months ended June 30, 2023, $6.5 million and $14.6 million was capitalized for software development costs, respectively, compared to $9.3 million and $19.1 million, respectively, for the comparable periods in 2022.

Restructuring Costs

Restructuring costs consist of re-prioritizing and reallocating resources to focus on areas believed to show high growth potential.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(Dollars in thousands)
Restructuring costs	$2,387	$10,861	(78)%	$13,902	$10,838	28%
Percentage of total revenue	2%	8%		7%	4%

Restructuring costs decreased by 78% to $2.4 million for the three months ended June 30, 2023 from $10.9 million for the comparable period in 2022. Restructuring costs increased by 28% to $13.9 million for the six months ended June 30, 2023 from $10.8 million for the comparable period in 2022 due to the incremental additions during the current year to the restructuring initiative which commenced in the second quarter of 2022, primarily consisting of severance and other associated costs related to the reduction in our workforce. We began the restructuring initiative to realign our cost structure to better reflect significant product and business model innovation and changes over the past year due to acquisitions and various other factors outside our control. In the first quarter of 2023, due to the changing technology landscape related to the evolution of LLMs, we have been able to identify opportunities for significant cost savings because it is no longer necessary to employ people to build bots as this newest generation of LLMs are able to build a bot in minutes, enabling headcount reduction. Additionally, we have moved to a product-led growth structure where we flattened the organization to align to more efficient sales and service support ratios. Refer to Note 14 - Restructuring, for a full description of the restructuring initiative.

Amortization of Purchased Intangibles

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(Dollars in thousands)
Amortization of purchased intangibles	$876	$923	(5)%	$1,750	$1,822	(4)%
Percentage of total revenues	1%	1%		1%	1%

Amortization expenses for purchased intangibles decreased by 5% to $0.9 million and by 4% to $1.8 million for the three and six months ended June 30, 2023, respectively, and from $0.9 million and $1.8 million for the comparable periods in 2022, respectively. Amortization expenses are related to acquired intangible assets in business acquisitions.

Additional amortization expenses in the amount of $4.6 million and $9.1 million for the three and six months ended June 30, 2023, respectively, and $4.6 million and $9.0 million for the three and six months ended June 30, 2022, respectively, is included in cost of revenue.

Other Income (Expense)

Other income (expense), net consists primarily of fair value adjustments for earn-outs, foreign currency gains and losses and income (loss) from our equity method investment. Interest income includes interest income from cash deposits, amortization of the debt discount, amortization of issuance costs, and interest expense from our convertible senior notes.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(Dollars in thousands)
Interest income (expense)	136	(682)	120%	1,937	(2,114)	192%
Other income (expense), net	4,893	(3,266)	250%	19,555	(3,206)	710%
Total other income (expense), net	$5,029	$(3,948)	227%	$21,492	$(5,320)	504%

Other income (expense), net increased to $5.0 million for the three months ended June 30, 2023 from an expense of $3.9 million for the comparable period in 2022 primarily due to a gain of $2.7 million related to the fair value adjustment for earn-outs and a gain on the settlement of a loan obligation recorded during the three months ended June 30, 2023 along with reduced losses related to the Company’s equity method investment compared to the three months ended June 30, 2022. The remaining amount of other income (expense) fluctuation is attributable to currency rate fluctuations.
Other income (expense), net increased to $21.5 million for the six months ended June 30, 2023 from an expense of $5.3 million for the comparable period in 2022 primarily due to a gain of $10.0 million related to a legal settlement, a gain of $7.2 million resulting from the debt repurchase of the 2024 Notes, a gain of $2.7 million related to the fair value adjustment for earn-outs and a gain on the settlement of a loan obligation recorded during the current fiscal year along with reduced losses related to the Company’s equity method investment compared to the three months ended June 30, 2022. The remaining amount of other income (expense) fluctuation is attributable to currency rate fluctuations.

(Benefit from) Provision For Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(Dollars in thousands)
(Benefit from) provision for income taxes	$(155)	$1,214	(113)%	$1,059	$1,021	4%

The benefit from income taxes of $0.2 million for the three months ended June 30, 2023 and provision for income taxes of $1.1 million for the six months ended June 30, 2023, respectively, consists of a tax provision of $0.9 million on operating earnings coupled with a stock compensation tax deficiency of $0.2 million related to stock compensation arrangements of LivePerson, LivePerson (UK) Ltd. and LivePerson Ltd. (Israel). During the first quarter of 2023, and included within the provision on operating earnings noted above, the Company sold Kasamba, Inc. and Kasamba LTD in a taxable transaction that resulted in a tax provision of $0.8 million related to an increase in valuation allowance on deferred tax assets resulting from a release of Kasamba’s deferred tax liabilities.

Provision for income taxes was $1.2 million and $1.0 million for the three and six months ended June 30, 2022, respectively. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2023	2022

	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(30,549)	$(64,367)
Net cash used in investing activities	(5,635)	(33,435)
Net cash used in financing activities	$(150,372)	$(954)

As of June 30, 2023, we had approximately $216.4 million in cash, cash equivalents, and restricted cash, a decrease of approximately $175.8 million from December 31, 2022. The decrease is primarily attributable to payment of approximately $149.7 million in cash for the repurchase of approximately $157.5 million in aggregate principal amount of the 2024 Notes, coupled with the payment of bonuses in cash and various other uses of cash for operating purposes. The decrease was partially offset by $13.8 million in cash proceeds from the divestiture of Kasamba.

Net cash used in operating activities was $30.5 million for the six months ended June 30, 2023. Our net loss of $6.6 million includes the effect of non-cash expenses related to depreciation of $17.1 million, amortization of purchased intangibles and finance leases of $10.9 million, partially offset by a gain on divestiture of $17.6 million and a net reversal in stock-based compensation of $6.8 million, largely attributable to the settlement of earn-outs related to prior acquisitions. This was further driven by an increase in accounts receivable of $20.5 million, an increase in prepaid expenses and other current assets of $9.1 million, a decrease in other liabilities of $7.8 million, and a decrease in accounts payable of $19.8 million, partially offset by an increase in accrued expenses and other current liabilities of $16.7 million, a decrease in contract acquisition costs of $3.5 million, and an increase in deferred revenue of $15.7 million.

Net cash used in operating activities was $64.4 million for the six months ended June 30, 2022. Net loss of $140.8 million for the six months ended June 30, 2022 includes the effect of non-cash expenses related to stock-based compensation of $68.4 million; depreciation of $14.4 million; an increase in deferred revenue of $13.0 million; and an increase in accrued expenses of $3.9 million. This was partially offset by increases in accounts receivable of $32.7 million and prepaid expenses of $8.0 million.

Net cash used in investing activities was $5.6 million for the six months ended June 30, 2023, and was primarily driven by purchases of fixed assets and capitalization of internally developed software, partially offset by the proceeds from the sale of Kasamba. Net cash used in investing activities was $33.4 million for the six months ended June 30, 2022 was driven primarily by the acquisition of WildHealth, the purchase of fixed assets for our co-location facilities, and capitalization of internally developed software.

Net cash used in financing activities was $150.4 million for the six months ended June 30, 2023, which was driven primarily by the repurchase of our 2024 Notes. Net cash used in financing activities was $1.0 million for the six months ended June 30, 2022, consisting primarily of proceeds from issuance of common stock in connection with the exercise of stock options by employees, offset by principal payments related to finance leases.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales and marketing departments, and for the amortization of purchased intangible assets, as well as stock-based compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of June 30, 2023, we had an accumulated deficit of approximately $763.1 million.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

Our Israeli operations have currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the NIS. During the three and six months ended June 30, 2023, the U.S. dollar appreciated on average by approximately 9% and 10%, respectively, against the NIS as compared to the three and six months ended June 30, 2022. During the three and six months ended June 30, 2023, expenses generated by our Israeli operations totaled approximately $4.3 million and $16.1 million, respectively. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, Australian dollar, and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (Israel) and of the divested business, Kasamba, Inc., is or was the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands, Germany, France, and Italy is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.

Collection Risks

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the six months ended June 30, 2023, our allowance for doubtful accounts decreased by $0.2 million to approximately $9.0 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against the applicable recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2023. Disclosure controls and procedures ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed and summarized within the time periods specified in the Securities and Exchange Commission’s rules and forms, and ensure that such information is accumulated and communicated to our management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weakness in the Company’s internal control over financial reporting described below.

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

We will not consider the material weakness described above remediated until the remedial controls operate for a sufficient period of time and we have concluded, through testing, that these controls are effectively designed and operating effectively. We will continue to assess throughout 2023.

Under the supervision and with the participation of management, including the Interim Chief Executive Officer and Chief Financial Officer, we will continue to evaluate the effectiveness of our internal control over financial reporting and the possibility that a material misstatement of our consolidated financial statements could be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

Except for the changes noted above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than remediation efforts related to the material weakness described above.

Part II. Other Information

Item 1. Legal Proceedings

Putative Class Action

On April 24, 2023, a putative stockholder class action entitled Straub v. LivePerson, Inc., No. 1:23-cv-03078, was filed under the federal securities laws against the Company, its former Chief Executive Officer, and Chief Financial Officer in the United States District Court for the Eastern District of New York. The complaint alleged that in violation of Section 10(b) of the Securities Exchange Act of 1934, the Company made false and misleading statements in its Form 10-Q filings and forecasts for the first, second, and third quarters of fiscal year 2022 based on the Company’s subsequent disclosures in its subsequent annual report on Form 10-K on March 16, 2023. On June 23,2023, the plaintiff voluntarily dismissed his case without prejudice. On May 1, 2023, a similar putative stockholder class action entitled Weissbrod v. LivePerson, Inc., was filed in the District Court of Tel Aviv, Israel on behalf of Company stockholders who traded Company shares on the Tel Aviv Stock Exchange regarding the same subject matter as asserted in the Straub case. The Tel Aviv case is currently expected to be stayed pending further activity in the New York case. The Company believes these claims are without merit.

[24]7 Litigation

The Company filed an intellectual property suit (the “Company IP Suit”) against [24]7 Customer, Inc. (“[24]7”) on March 6, 2014. On June 22, 2015, and December 7, 2015, [24]7 filed separate countersuits (together, the “Countersuits”) against the Company in the United States District Court for the Northern District of California (the “Court”) alleging patent infringement. The trial with respect to the Company IP Suit occurred on May 24, 2021 with respect to the Company’s first set of intellectual property claims, and the jury awarded approximately $30.3 million in favor of the Company. The Company and [24]7 subsequently reached an agreement on the terms of a permanent injunction and that additional costs were owed to the Company in the amount of $0.4 million. On July 28, 2022, the Court granted the Company’s motion for interest, awarding an additional approximately $4.3 million. In August 2022, 24[7] appealed the judgment in favor of the Company with respect to the Company IP Suit. In addition, a trial to adjudicate the Countersuits began in 2023, and a trial with respect to the Company’s second set of intellectual property claims against [24]7 has been set for early 2024. On February 20, 2023, the Company and [24]7 entered into a binding Memorandum of Understanding (“MOU”) detailing the terms for settlement and resolution of all litigation matters between the parties and subsequently entered into binding settlement and commercial agreements as described in the MOU (the “Agreements”). The referenced litigations are currently stayed and dismissal with prejudice of all litigation matters between the parties is expected in the near term, following the completion of certain collateral documentation described in the Agreements.

COVID-Related Matters

As has been widely reported, there is heightened scrutiny by the federal government across many programs related to COVID-19 that were introduced during the COVID-19 pandemic. The Company and its wholly-owned subsidiary WildHealth were each previously engaged in the delivery of products and services related to COVID-19 testing and have been subsequently subject to governmental inquiries with respect to those COVID-19 related products and services, including inquiries by Medicare, the Department of Justice and the U.S. Food and Drug Administration (“governmental agencies”). As previously disclosed, in November 2022, a professional corporation managed by WildHealth received notice that Medicare reimbursements for its services rendered under a Medicare demonstration program related to COVID-19 testing (the “Program”) were suspended pending further review. Subsequently, WildHealth received and successfully responded to inquiries from additional governmental agencies with respect to its participation in the Program, which are now completed, and is currently in discussions with Medicare regarding resolution of the suspension and release of reimbursements for services rendered under the Program. The Company also previously provided other products and services related to COVID-19 testing and accompanying software. Those COVID-19 related products and services have also been the subject of inquiry and pending review by governmental agencies. The Company and WildHealth have discontinued all products and services related to COVID-19, and have responded to and intend to continue to cooperate with governmental inquiries related to their previous engagement in COVID-19 related product and service offerings.

General Legal, Administrative and Regulatory Inquiries, Investigations and Other Matters

From time to time, the Company is involved in or subject to legal, administrative and regulatory proceedings, inquiries and investigations and actual or threatened claims and/or demands arising in the ordinary course of business (“Claims”), including without limitation direct Claims brought by or against the Company, its affiliates, subsidiaries, directors and/or officers with respect to intellectual property, contracts, employment, commercial, legal, regulatory and/or other matters related to our business, as well as Claims brought against the Company’s customers for whom the Company has a contractual indemnification obligation. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosure related to such matter as appropriate and in compliance with ASC 450. The accruals or estimates, if any, resulting from the foregoing analysis, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

Regardless of the outcome, litigation and investigations can have an adverse impact on the Company because of defense settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 16, 2023 (as amended on May 1, 2023), which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In May 2023, we issued 6,021 shares of common stock (the “Earn-out Shares”) to former shareholders of VoiceBase, Inc. as earn-out consideration as contemplated by the acquisition agreement. The issuance of the Earn-out Shares did not involve a public offering and was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

Purchase of Equity Securities by the Issuer

There were no repurchases of equity securities by the issuer during the three months ended June 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) The Company currently anticipates that it will hold its 2023 Annual Meeting of Stockholders (the “2023 Annual Meeting”) in September 2023 but more than 30 days after the anniversary of its 2022 Annual Meeting of Stockholders. As a result, the deadline for stockholders to submit proposals pursuant to Rule 14a-8 under the Securities and Exchange Act of 1934, as amended (“Rule 14a-8”), as set forth in the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, is no longer effective. Further details about the 2023 Annual Meeting, including the date, time and location, will be set forth in the Company’s definitive proxy statement for the 2023 Annual Meeting.

If a stockholder wishes to submit a proposal pursuant to Rule 14a-8, such proposal must be received by the Secretary of the Company at its principal executive office no later than the close of business on August 18, 2023. Such stockholder must otherwise comply with the requirements of Rule 14a-8 in order for the proposal to be considered for inclusion in the Company’s proxy materials for the 2023 Annual Meeting.

On May 5, 2023, Starboard Value and Opportunity Master Fund Ltd (“Starboard”) submitted notice of its intent to nominate three persons for election to the Company’s board of directors at the 2023 Annual Meeting. On July 24, 2023, Starboard withdrew its notice.

(b) None

(c) During the three months ended June 30, 2023, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulations S-K.

ITEM 6. EXHIBITS

31.1	*	Certification by Interim Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification by Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document -- The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (formatted as Inline XBRL)
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date:	August 9, 2023	By:	/s/ JOHN D. COLLINS
		Name:	John D. Collins
		Title:	Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)