Form 10-Q
period 2023-09-30
LIVEPERSON INC
filed 2023-11-09
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On November 3, 2023, 80,842,202 shares of the registrant’s common stock were outstanding.

LIVEPERSON, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q about LivePerson, Inc. (“LivePerson”, the “Company,” “we,” “our” or “us”) that are not historical facts are forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about LivePerson and our industry. Our expectations, assumptions, estimates and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, assumptions, estimates and projections will be realized. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition (including based on examinations of historical operating trends) and management strategies. Many of these statements are found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects” and variations of such words or similar expressions are intended to identify forward-looking statements. However, not all forward-looking statements contain these words. Forward-looking statements are subject to risks and uncertainties that could cause actual future events or results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023 (as amended on May 1, 2023) in the section entitled Part I, Item 1A. “Risk Factors”. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We do not undertake any obligation to revise forward-looking statements to reflect future events or circumstances. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements

LIVEPERSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2023	December 31, 2022

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$212,189	$391,781
Restricted cash	2,143	417
Accounts receivable, net of allowance for credit losses of $8,728 and $9,239 as of September 30, 2023 and December 31, 2022, respectively	99,867	86,537
Prepaid expenses and other current assets	41,201	23,747
Assets held for sale	—	30,984
Total current assets	355,400	533,466
Operating lease right of use assets (Note 10)	4,386	1,604
Property and equipment, net (Note 6)	123,468	126,499
Contract acquisition costs	35,953	43,804
Intangible assets, net (Note 5)	64,781	78,103
Goodwill (Note 5)	283,759	296,214
Deferred tax assets	4,486	4,423
Investment in joint venture (Note 17)	—	2,264
Other assets	1,212	2,563
Total assets	$873,445	$1,088,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,098	$25,303
Accrued expenses and other current liabilities (Note 7)	123,132	129,244
Deferred revenue (Note 2)	96,783	84,494
Convertible senior notes (Note 8)	72,245	—
Operating lease liabilities (Note 10)	2,194	2,160
Liabilities associated with assets held for sale	—	10,357
Total current liabilities	308,452	251,558
Deferred revenue, net of current portion (Note 2)	393	174
Convertible senior notes, net of current portion (Note 8)	511,055	737,423
Operating lease liabilities, net of current portion (Note 10)	2,932	682
Deferred tax liabilities	2,762	2,550
Other liabilities	2,770	28,465
Total liabilities	828,364	1,020,852
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value - 200,000,000 shares authorized, 81,190,772 and 78,350,984 shares issued, 78,424,699 and 75,584,911 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	81	78
Additional paid-in capital	872,958	771,052
Treasury stock - 2,766,073 shares at September 30, 2023 and December 31, 2022	(3)	(3)
Accumulated deficit	(816,372)	(692,362)
Accumulated other comprehensive loss	(11,583)	(10,677)
Total stockholders’ equity	45,081	68,088
Total liabilities and stockholders’ equity	$873,445	$1,088,940

    See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands, except share and per share amounts)
Revenue	$101,332	$129,561	$306,515	$392,323
Costs, expenses and other: (1) (2)
Cost of revenue (3)	31,980	43,681	105,964	138,297
Sales and marketing	32,118	49,448	93,312	167,563
General and administrative	30,448	32,171	70,065	92,152
Product development	35,575	44,744	94,933	156,568
Impairment of goodwill	11,895	—	11,895	—
Restructuring costs	2,097	7,111	15,999	17,949
Gain on divestiture	—	—	(17,591)	—
Amortization of purchased intangible assets	894	920	2,644	2,742
Total costs, expenses and other	145,007	178,075	377,221	575,271
Loss from operations	(43,675)	(48,514)	(70,706)	(182,948)
Other income (expense), net:
Interest income (expense), net	1,068	401	3,005	(1,713)
Other (expense) income, net	(10,164)	5,114	9,391	1,908
Total other (expense) income	(9,096)	5,515	12,396	195
Loss before provision for income taxes	(52,771)	(42,999)	(58,310)	(182,753)
Provision for income taxes	541	249	1,600	1,270
Net loss	$(53,312)	$(43,248)	$(59,910)	$(184,023)

Net loss per share of common stock:
Basic	$(0.68)	$(0.56)	$(0.78)	$(2.39)
Diluted	$(0.68)	$(0.56)	$(0.78)	$(2.39)
Weighted average shares outstanding:
Basic	78,005,210	77,784,346	76,902,316	76,969,629
Diluted	78,005,210	77,784,346	76,902,316	76,969,629

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$76	$2,905	$879	$9,156
Sales and marketing	2,726	6,021	7,429	18,612
General and administrative	5,180	12,034	(6,070)	35,703
Product development	3,314	10,980	2,242	36,852

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$1,949	$2,402	$6,382	$7,398
Sales and marketing	809	637	2,276	1,794
General and administrative	73	109	373	342
Product development	4,933	3,915	15,821	11,880

(3) Amounts include amortization of purchased intangibles and finance leases, as follows:
Cost of revenue	$7,545	$4,811	$16,684	$13,788
See accompanying notes to unaudited condensed consolidated financial statements

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Net loss	$(53,312)	$(43,248)	$(59,910)	$(184,023)
Foreign currency translation adjustment	(2,158)	(5,026)	(906)	(11,524)
Comprehensive loss	$(55,470)	$(48,274)	$(60,816)	$(195,547)

See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
Balance as of December 31, 2022	78,350,984	$78	(2,766,073)	$(3)	$771,052	$(692,362)	$(10,677)	$68,088
Common stock issued upon exercise of stock options	18,687	—	—	—	130	—	—	130
Common stock issued upon vesting of restricted stock units	413,252	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	9,560	—	—	9,560
Common stock issued under Employee Stock Purchase Plan (ESPP)	87,794	—	—	—	724	—	—	724
Issuance of common stock in connection with acquisitions (Note 9)	—	—	—	—	380	—	—	380
Activity related to divestiture (Note 20)	—	—	—	—	66,775	(64,100)	57	2,732
Net loss	—	—	—	—	—	(17,420)	—	(17,420)
Other comprehensive loss	—	—	—	—	—	—	809	809
Balance as of March 31, 2023	78,870,717	$79	(2,766,073)	$(3)	$848,621	$(773,882)	$(9,811)	$65,004
Common stock issued upon exercise of stock options	11,154	—	—	—	8	—	—	8
Common stock issued upon vesting of restricted stock units	295,564	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,380	—	—	8,380
Common stock issued under ESPP	97,832	—	—	—	397	—	—	397
Issuance of common stock in connection with acquisitions (Note 9)	1,036,823	1	—	—	5,147	—	—	5,148
Net income	—	—	—	—	—	10,822	—	10,822
Other comprehensive loss	—	—	—	—	—	—	386	386
Balance as of June 30, 2023	80,312,090	$80	(2,766,073)	$(3)	$862,553	$(763,060)	$(9,425)	$90,145
Common stock issued upon exercise of stock options	17,727	—	—	—	15	—	—	15
Common stock issued upon vesting of restricted stock units	588,159	1	—	—	1	—	—	2
Issuance of common stock in connection with acquisitions (Note 9)	190,042	—	—	—	1,192	—	—	1,192
Stock-based compensation	—	—	—	—	8,849	—	—	8,849
Common stock issued under ESPP	82,747	—	—	—	348	—	—	348
Net loss	—	—	—	—	—	(53,312)		(53,312)
Other comprehensive loss	—	—	—	—	—	—	(2,158)	(2,158)
Balance as of September 30, 2023	81,190,765	$81	(2,766,073)	$(3)	$872,958	$(816,372)	$(11,583)	$45,081

See accompanying notes to unaudited condensed consolidated financial statements.

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
Balance as of December 31, 2021	74,980,546	$75	(2,746,243)	$(3)	$871,788	$(516,859)	$(5,564)	$349,437
Cumulative adjustment due to adoption of ASU 2020-06	—	—	—	—	(209,651)	50,244	—	(159,407)
Common stock issued upon exercise of stock options	40,483	—	—	—	506	—	—	506
Common stock issued upon vesting of RSUs	444,043	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,522	—	—	20,522
Cash awards settled in shares of the Company’s common stock	735,519	1	—	—	17,298	—	—	17,299
Common stock issued under Employee Stock Purchase Plan	82,100	—	—	—	1,415	—	—	1,415
Issuance of common stock in connection with acquisitions	779,946	1	—	—	17,636	—	—	17,637
Net loss	—	—	—	—	—	(65,364)	—	(65,364)
Other comprehensive loss	—	—	—	—	—	—	(1,699)	(1,699)
Balance as of March 31, 2022	77,062,637	$77	(2,746,243)	$(3)	$719,514	$(531,979)	$(7,263)	$180,346
Common stock issued upon exercise of stock options	25,295	—	—	—	389	—	—	389
Common stock issued upon vesting of RSUs	372,500	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	18,826	—	—	18,826
Common stock issued under Employee Stock Purchase Plan	99,495	—	—	—	1,403	—	—	1,403
Net loss	—	—	—	—	—	(75,411)	—	(75,411)
Other comprehensive loss	—	—	—	—	—	—	(4,799)	(4,799)
Balance as of June 30, 2022	77,559,927	$78	(2,746,243)	$(3)	$740,132	$(607,390)	$(12,062)	$120,755
Common stock issued upon exercise of stock options	134,423	—	—	—	343	—	—	343
Common stock issued upon vesting of RSUs	161,272	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	15,843	—	—	15,843
Common stock issued under Employee Stock Purchase Plan	78,818	—	—	—	844	—	—	844
Net loss	—	—	—	—	—	(43,248)	—	(43,248)
Other comprehensive loss	—	—	—	—	—	—	(5,026)	(5,026)
Balance as of September 30, 2022	77,934,440	$78	(2,746,243)	$(3)	$757,162	$(650,638)	$(17,088)	$89,511

See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022

	(In thousands)
OPERATING ACTIVITIES:
Net Loss	$(59,910)	$(184,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,480	100,323
Depreciation	24,852	21,414
Amortization of purchased intangible assets and finance leases	16,369	16,530
Amortization of debt issuance costs	3,384	2,831
Impairment of goodwill	11,895	—
Impairment of intangible assets	2,959	—
Change in fair value of contingent consideration	5,442	(8,568)
Gain on repurchase of convertible notes	(7,200)	—
Allowance for credit losses	2,653	4,669
Gain on divestiture	(17,591)	—
Deferred income taxes	741	770
Equity loss in joint venture	2,264	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16,390)	(13,856)
Prepaid expenses and other current assets	(18,028)	(13,519)
Contract acquisition costs non-current	6,189	(2,842)
Other assets	1,390	(123)
Accounts payable	(13,420)	(4,229)
Accrued expenses and other current liabilities	21,225	(12,234)
Deferred revenue	12,691	7,450
Operating lease assets and liabilities, net	(500)	(2,148)
Other liabilities	(7,797)	8,084
Net cash used in operating activities	(24,302)	(79,471)
INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(22,437)	(35,212)
Payments for acquisitions, net of cash acquired	—	(3,458)
Purchases of intangible assets	(3,245)	(1,394)
Proceeds from divestiture	13,819	—
Investment in joint venture	—	(3,993)
Net cash used in investing activities	(11,863)	(44,057)
FINANCING ACTIVITIES:
Principal payments for financing leases	(2,468)	(2,785)
Proceeds from issuance of common stock in connection with the exercise of options and ESPP	1,622	1,238
Payments on repurchase of convertible senior notes	(149,702)	—
Net cash used in financing activities	(150,548)	(1,547)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,164)	(4,713)
Net decrease in cash, cash equivalents, and restricted cash	(187,877)	(129,788)
Cash, cash equivalents, and restricted cash - beginning of year	392,198	523,532
Plus: cash classified within current assets held for sale - beginning of year	10,011	—
Cash, cash equivalents, and restricted cash - end of period	$214,332	$393,744

	Nine Months Ended September 30,
	2023	2022

	(In thousands)

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$212,189	$393,330
Restricted cash	2,143	414
Total cash, cash equivalents, and restricted cash - end of period	$214,332	$393,744

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net	$998	$3,079
Cash paid for interest	909	1,895
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment and intangible assets recorded in accounts payable	$548	$113
Right of use assets obtained in exchange for operating lease liabilities	4,817	2,417
Increase in convertible senior notes, net upon adoption of ASU 2020-06 (Note 1)	—	159,407
Issuance of shares of common stock to settle cash awards	—	17,298
Supplemental disclosure of non-cash financing activities related to the WildHealth acquisition in February 2022 (Note 9):
Issuance of shares of common stock	$—	$17,675
Fair value of contingent earn-out recorded in connection with WildHealth transaction	—	38,151
Supplemental disclosure of non-cash financing activities related to the e-bot7 acquisition in July 2021:
Fair value of contingent earn-out recorded in connection with e-bot7 transaction	$—	$6,113

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business and Basis of Presentation

LivePerson, Inc. (“LivePerson”, the “Company”, “we”, “our” or “us”) is a global leader in AI-powered customer conversations. Consumers have made mobile devices the center of their digital lives, and they have made digital conversational experiences the center of communication with friends, family and peers. Since 1998, LivePerson has enabled billions of meaningful connections between consumers and our customers on our platform. These speech or text conversations decrease costs and increase revenue for our brands by harnessing the power of AI for convenient, personalized and content-rich journeys across the entire consumer lifecycle, and across consumer platforms. AI has accelerated our capability to leverage those prior conversations to enhance the consumer experience and to improve results for our customers by empowering them to leverage the latest developments in AI, including Generative AI and Large Language Models (“LLMs”), in a safe and secure environment.

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

LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. The Company completed an initial public offering in April 2000 and is currently traded on the Nasdaq Global Select Market (“Nasdaq”) and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City.

Basis of Presentation

The accompanying condensed consolidated financial statements, and the financial data and other information disclosed in the notes to the condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

only normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements at that date.

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

Equity Method Investment

The Company utilizes the equity method to account for investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses 20% or more of the voting interests of the investee, and conversely, the ability to exercise significant influence is presumed not to exist when an investor possesses less than 20% of the voting interests of the investee. These presumptions may be overcome based on specific facts and circumstances that demonstrate an ability to exercise significant influence is restricted or demonstrate an ability to exercise significant influence notwithstanding a smaller voting interest, such as with the Company’s 19.2% equity method investment in Claire Holdings, Inc. (“Claire”), due to the Company’s seat on the entity’s board of directors, which provides the Company the ability to exert significant influence. In applying the equity method, the Company records the investment at cost and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses. The Company records dividends or other equity distributions as reductions in the carrying value of the investment. The Company assesses the carrying value of equity method investment on a periodic basis to see if there has been a decline in carrying value that is not temporary. When deciding whether a decline in carrying value is more than temporary, a number of factors are considered, including the investee’s financial condition and business prospects, as well as the Company’s investment intentions.

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

Significant items subject to such estimates and assumptions include:
•stock-based compensation expense;
•allowance for credit losses;
•the period of benefit for deferred contract acquisition costs;
•valuation of goodwill;
•valuation and useful lives of other long-lived assets;
•fair value of assets acquired and liabilities assumed in business combinations;
•income taxes; and
•recognition, measurement, and disclosure of contingent liabilities.
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

Foreign Currency Translation

The Company’s operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company’s condensed consolidated financial statements. Income, expenses, and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders’ equity. Foreign exchange transaction gain or losses are included in other (expense) income, net in the accompanying condensed consolidated statements of operations.

Divestitures

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recently Issued Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”), which addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The amendments require certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The objectives of the amendments are to provide decision-useful information to investors and other allocators of capital in a joint venture’s financial statements and also to reduce diversity in practice. ASU 2023-05 is effective for both public and private joint venture entities with a formation date on or after January 1, 2025. Early adoption is permitted. Entities may elect to apply the guidance retrospectively to joint ventures with a formation date prior to January 1, 2025. The Company does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements and related disclosures.

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements, which amends certain provisions of ASC 842 that apply to arrangements between related parties under common control. Specifically, the ASU: 1) Offers private companies, as well as not-for-profit entities that are not conduit bond obligors, a practical expedient that gives them the option of using the written terms and conditions of a common-control arrangement when determining whether a lease exists and the subsequent accounting for the lease, including the lease’s classification and 2) Amends the accounting for leasehold improvements in common-control arrangements for all entities. ASU 2023-01 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period as of the beginning of the related fiscal year. The Company does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements and related disclosures.

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

Note 2. Revenue Recognition

The majority of the Company’s revenue is generated from hosted service revenues, which is inclusive of its platform usage pricing model, and related professional services from the sale of its services. Revenues are recognized when control of these services is transferred to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services. No single customer accounted for 10% or more of total revenue for the three and nine months ended September 30, 2023 and 2022.

Remaining Performance Obligation

As of September 30, 2023, the aggregate amount of the total transaction price allocated in contracts with original duration of one year or greater to the remaining performance obligations was $312.9 million. Approximately 91% of the Company’s remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered.

Deferred Revenues

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance as of September 30, 2023 is primarily driven by cash payments received or due in advance of its performance obligations, partially offset by $83.7 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2022.

The following table presents deferred revenue by revenue source:

	September 30, 2023	December 31, 2022

	(In thousands)
Hosted services	$96,022	$83,561
Professional services	761	933
Total deferred revenue - short term	$96,783	$84,494

Hosted services	$111	$—
Professional services	282	174
Total deferred revenue - long term	$393	$174

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Revenue:
Hosted services (1)	$85,747	$98,951	$254,371	$318,382
Professional services	15,585	30,610	52,144	73,941
Total revenue	$101,332	$129,561	$306,515	$392,323
—————————————
(1)On March 20, 2023, the Company completed the sale of Kasamba and therefore ceased recognizing revenue related to Kasamba effective on the transaction close date. Further, this sale eliminated the entire Consumer segment, as a result of which revenue is presented within a single consolidated segment. Hosted services includes $7.2 million for the nine months ended September 30, 2023, and $9.5 million and $27.7 million of revenue for the three and nine months ended September 30, 2022, respectively, relating to Kasamba.

Revenue by Geographic Location

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
United States	$71,911	$89,619	$209,275	$267,189
Other Americas (1)	1,828	2,470	7,685	10,484
Total Americas	73,739	92,089	216,960	277,673
EMEA (2) (3)	16,165	16,107	47,280	57,890
APAC (4)	11,428	21,365	42,275	56,760
Total revenue	$101,332	$129,561	$306,515	$392,323
—————————————
(1)Canada, Latin America and South America
(2)Europe, the Middle East and Africa (“EMEA”)
(3)Includes revenues from the United Kingdom of $16.2 million and $13.1 million for the three months ended September 30, 2023 and 2022, respectively, and from the Netherlands of $0.2 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively. Includes revenues from the United Kingdom of $46.8 million and $41.6 million for the nine months ended September 30, 2023 and 2022, respectively, and from the Netherlands of $0.8 million and $4.8 million for the nine months ended September 30, 2023 and 2022, respectively.
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

	Accounts Receivable	Unbilled Receivable	Contract Acquisition Costs (Non-current)	Deferred Revenue (Current)	Deferred Revenue (Non-current)

	(In thousands)
Opening balance as of December 31, 2021	$69,259	$24,545	$40,675	$98,808	$54
Increase (decrease), net	(15,791)	8,524	3,129	(14,314)	120
Opening balance as of December 31, 2022	$53,468	$33,069	$43,804	$84,494	$174
Increase (decrease), net	26,351	(13,021)	(7,851)	12,289	219
Ending balance as of September 30, 2023	$79,819	$20,048	$35,953	$96,783	$393

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for credit losses monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Allowance for credit losses
(In thousands)
Balance at beginning of the year	$9,239
Additions charged to costs and expenses	2,653
Deductions/write-offs	(3,164)
Balance as of September 30, 2023	$8,728

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Net Loss Per Share

Basic earnings per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Potentially dilutive securities consist of common stock options, restricted stock units, contingently issuable shares and convertible securities. The dilutive effect of stock options, restricted stock units and contingently issuable shares is reflected in diluted EPS by application of the treasury stock method. The dilutive effect of convertible securities is reflected in the diluted EPS by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted EPS, the Company would assume conversion of the 2024 Notes at a ratio of 25.9182 shares of its common stock per $1,000 principal amount of the 2024 Notes. The Company would assume conversion of the 2026 Notes at a ratio of 13.2933 shares of its common stock per $1,000 principal amount of the 2026 Notes. Assumed converted shares of the Company’s common stock are weighted for the period the Notes were outstanding. See Note 8 – Convertible Senior Notes, Net and Capped Call Transactions for additional information about the Notes.
Reconciliation of shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands, except per share amounts)
Net loss	$(53,312)	$(43,248)	$(59,910)	$(184,023)
Weighted average number of shares outstanding, basic and diluted	78,005,210	77,784,346	76,902,316	76,969,629
Net loss per share, basic and diluted	(0.68)	(0.56)	(0.78)	(2.39)

During the three months ended September 30, 2023, the Company reached settlement agreements regarding the final portions of the VoiceBase and Tenfold earn-outs for approximately $15.0 million and $13.0 million, respectively. These settlements are to be paid in cash or shares as determined by the Company during the fourth quarter of 2023. Additionally, subsequent to September 30, 2023, the Company reached a settlement agreement regarding the eBot-7 earn-out for approximately $8.0 million, which was paid in shares. The assumed conversion of the earn-out settlements would have no impact on the basic and diluted EPS as presented in the table above. Further, the following securities were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2023 and 2022, as their effect would have been anti-dilutive:

	As of September 30
	2023	2022
Shares subject to outstanding common stock options and employee stock purchase plan	3,256,397	4,514,229
Restricted stock units	4,570,885	5,246,300
Earn-outs	8,255,818	11,996,072
Conversion option of the 2024 Notes	1,878,862	5,961,186
Conversion option of the 2026 Notes	6,879,283	6,879,283
Total	24,841,245	34,597,070
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
During the first quarter of 2023, the Company completed the sale of Kasamba, which was reported under the Consumer segment, and had ceased recognizing revenues and expenses effective the transaction close date. As a result, the divestiture of Kasamba eliminates the Company’s Consumer segment as the Company focuses on the core Business segment. See Note 20 –Divestiture, for additional information.

Geographic Information

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s long-lived assets by geographic region as of the dates set forth below:

	September 30, 2023	December 31, 2022

	(In thousands)
United States	$444,219	$476,040
Germany	44,180	46,323
Israel	—	4,064
Australia	11,313	12,057
Netherlands	5,802	3,470
Other (1)	12,531	13,520
Total long-lived assets	$518,045	$555,474
——————————————
(1)United Kingdom, Japan, France, Italy, Spain, Canada, and Singapore.
Note 5. Goodwill and Intangible Assets, Net
Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2023 are as follows:

Consolidated
(In thousands)
Balance as of December 31, 2022	$296,214
Adjustments to goodwill:
Goodwill impairment (1)	$(11,895)
Foreign exchange adjustment	(560)
Balance as of September 30, 2023	$283,759

(1)The amount represents the entire accumulated goodwill impairment balance as of September 30, 2023.
Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis during third quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill is measured at the reporting unit level by comparing the carrying amount, including goodwill, to the fair market value of the reporting unit. As of September 30, 2023, our reporting units consisted of Business and WildHealth.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with the annual impairment test completed as of September 30, 2023 using the quantitative “Step 1” assessment, we determined the fair value of our reporting units, using both an income approach and a market approach. The income approach uses a discounted cash flow model that reflects our assumptions regarding revenue growth rates, operating margins, risk-adjusted discount rate, terminal period growth rate, economic and market trends and other expectations about the anticipated operating results of the reporting units. Under the market approach, we estimate the fair value based on market multiples of revenues derived from comparable publicly traded companies with operating characteristics similar to the reporting units.

Based on our 2023 annual goodwill impairment test, the Company recorded a non-cash impairment charge of $11.9 million in our condensed consolidated statements of operations, representing a portion of goodwill related to the WildHealth reporting unit. This conclusion was primarily based upon slower growth in existing revenue streams and strategic decisions to reduce or eliminate investment in new and existing revenue streams previously planned for expansion. Our latest available financial forecasts at the time of the annual goodwill impairment test reflected lower cash flows than previously projected related to the WildHealth reporting unit.

There were no impairments of our Business reporting unit, as the fair value of this reporting unit substantially exceeded its carrying value.

In connection with the divestiture of Kasamba under the Consumer segment, the Company recorded a reduction to its goodwill of $8.0 million during the year ended December 31, 2022, based on the relative fair value of the segment. See Note 20 - Divestiture, for additional information.

Intangible Assets, Net

Intangible assets are summarized as follows:

	As of September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life

	(In thousands)			(In years)
Amortizing intangible assets:
Technology	$97,475	$(59,936)	$37,539	5.0
Customer relationships	32,004	(18,982)	13,022	10.0
Patents	14,342	(1,770)	12,572	12.9
Trademarks	1,388	(608)	780	5.0
Trade names	1,044	(627)	417	2.8
Other	776	(325)	451	4.1
Total	$147,029	$(82,248)	$64,781

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life

	(In thousands)			(In years)
Amortizing intangible assets:
Technology	$97,454	$(45,907)	$51,547	5.0
Customer relationships	31,987	(17,392)	14,595	10.0
Patents	11,088	(1,419)	9,669	12.8
Trademarks	1,044	(364)	680	5.0
Trade names	1,378	(402)	976	2.8
Other	979	(343)	636	4.1
Total	$143,930	$(65,827)	$78,103

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets and finance leases, net, including impairments, was $8.4 million and $5.7 million for the three months ended September 30, 2023 and 2022, respectively, and $19.3 million and $16.5 million for the nine months ended September 30, 2023 and 2022, respectively, a portion of this amortization was included in cost of revenue in the condensed consolidated statements of operations.

Our intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable and the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows that are expected to result from the use of the asset. Based on our impairment test as of September 30, 2023, the Company recognized a immaterial non-cash impairment charge of $3.0 million in the cost of revenue line in our condensed consolidated statements of operations, related to our intangible assets - developed technology associated with WildHealth, due to updated forecasts as explained above. The fair value of our intangible assets as of September 30, 2023 was estimated using a relief from royalty method. A terminal multiple was applied on an assumed sale of the asset group subsequent to the life of the primary asset.

There were no impairments of intangible assets during the three and nine months ended September 30, 2022.

As of September 30, 2023, estimated annual amortization expense for the next five years and thereafter is as follows:

Estimated Amortization Expense
(In thousands)
Remainder of 2023	$4,283
2024	15,355
2025	14,912
2026	12,211
2027	1,436
Thereafter	16,584
Total	$64,781

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented:

	September 30, 2023	December 31, 2022

	(In thousands)
Computer equipment and software	$121,658	$128,206
Internal-use software development costs	180,812	161,633
Finance lease right of use assets	311	3,083
Furniture, equipment, and building improvements	330	506
Property and equipment, at cost	303,111	293,428
Less: accumulated depreciation	(179,643)	(155,706)
Property and equipment, net	$123,468	$137,722
Less: assets held for sale	—	(11,223)
Property and equipment, net	$123,468	$126,499
Depreciation and amortization expense of property and equipment was $7.8 million and $7.1 million during the three months ended September 30, 2023 and 2022, respectively, and $24.9 million and $21.4 million during the nine months ended September 30, 2023 and 2022, respectively.

There were no impairments of property and equipment during the three and nine months ended September 30, 2023 and 2022.

Note 7. Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities for the periods presented:

	September 30, 2023	December 31, 2022

	(In thousands)
Professional services and consulting and other vendor fees	$63,890	$51,067
Short-term contingent earn-out	32,364	47,819
Payroll and other employee-related costs	20,798	19,182
Restructuring	2,160	803
Non Income tax	997	1,148
Sales commissions	500	4,402
Financing lease liability	172	2,569
Other	2,251	2,254
Total accrued expenses and other current liabilities	$123,132	$129,244

Note 8. Convertible Senior Notes, Net and Capped Call Transactions

Convertible Senior Notes due 2024 and Capped Calls

In March 2019, the Company issued $230.0 million aggregate principal amount of its 0.750% Convertible Senior Notes due 2024 (the “2024 Notes”) in a private placement. Interest on the 2024 Notes is payable semi-annually in arrears on March 1 and September 1 of each year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

During the three and nine months ended September 30, 2023, the conditions allowing holders of the 2024 Notes to convert were not met.

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

As a result of the adoption of ASU 2020-06, the 2024 Notes are accounted for as a single liability, and the carrying amount of the 2024 Notes, after giving effect to the March 2023 repurchases described below, is $72.2 million as of September 30, 2023, consisting of principal of $72.5 million, net of unamortized debt issuance costs of $0.3 million. The 2024 Notes were classified as short term liabilities in the accompanying condensed consolidated balance sheets as of September 30,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2023. The remaining term over which the 2024 Notes’ debt issuance costs will be amortized is 0.4 years at an effective interest rate of 1.57% for the three months ended September 30, 2023.

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

On March 21, 2023, the Company entered into individual privately negotiated transactions (the “Note Repurchase Agreements”) with certain holders of its 2024 Notes, pursuant to which the Company agreed to pay an aggregate of approximately $149.7 million in cash for the repurchase of approximately $157.5 million in aggregate principal amount of the 2024 Notes (the “Note Repurchases”). As of September 30, 2023, the Company recognized a $7.2 million gain, net of transaction costs of $0.5 million on debt extinguishment, which represented the difference between the carrying value and the fair value of the 2024 Notes just prior to Note Repurchases.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

During the three and nine months ended September 30, 2023, the conditions allowing holders of the 2026 Notes to convert were not met.

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

As a result of the adoption of ASU 2020-06, the 2026 Notes are accounted for as a single liability, and the carrying amount of the 2026 Notes is $511.1 million as of September 30, 2023, consisting of principal of $517.5 million, net of unamortized issuance costs of $6.4 million. The 2026 Notes were classified as long term liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2023. The remaining term over which the 2026 Notes’ debt issuance costs will be amortized is 3.2 years at an effective interest rate of 0.40% for the three months ended September 30, 2023.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The net carrying amount of the liability component of the Notes as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022

	(In thousands)
Principal	$589,992	$747,500
Unamortized issuance costs	(6,692)	(10,077)
Total net carrying value	$583,300	$737,423
Less: short-term debt, net	$72,245	—
Long-term debt, net	$511,055	$737,423

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Contractual interest expense	$136	$431	$705	$1,294
Amortization of debt issuance costs	657	946	3,384	2,831
Total interest expense	$793	$1,377	$4,089	$4,125

Interest expense of $0.8 million and $4.1 million is reflected as a component of interest expense, net in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively. Interest expense was $1.4 million and $4.1 million for the three and nine months ended September 30, 2022, respectively.

Note 9. Acquisitions

In February 2022, the Company completed the acquisition of 100% of the equity of WildHealth, Inc. (“WildHealth”), a precision medicine company operating in the United States, for a total purchase price of $22.3 million. The purchase price consisted of approximately $4.6 million in cash and $17.7 million in shares of common stock of the Company. As part of the purchase price, the Company issued 776,825 common shares that had a total fair value of $20.8 million based on the closing market price of $26.81 per share on the acquisition date of February 7, 2022. The transaction was accounted for as a business combination. In connection with the acquisition, the Company entered into stock forfeiture agreements with certain employees of WildHealth, under which a portion of the purchase price would be subject to vesting conditions based on continuing employment post-acquisition. The Company allocated the purchase consideration subject to the stock forfeiture agreements between pre- and post-combination periods.

The purchase price allocation resulted in approximately $15.5 million of goodwill and $8.3 million of intangible assets. WildHealth is part of the Business segment and is a separate reporting unit. Goodwill is primarily attributed to synergies from future expected economic benefits, including enhanced revenue growth from expanded capabilities. The goodwill will not be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. A deferred tax liability for the identified intangibles has been recorded for $1.6 million and an indemnification asset of $1.2 million relating to a pre-acquisition liability assumed as of December 31, 2022. Based on our 2023 annual goodwill impairment test, the Company recorded a non-cash impairment charge of $11.9 million in our condensed consolidated statements of operations, representing a portion of goodwill related to the WildHealth reporting unit. See Note 5 – “Goodwill and Intangible Assets, Net” for additional details.

Additionally, former stockholders of WildHealth had the right to receive in the aggregate up to an additional $120.0 million earn-out (to be settled in the Company’s equity or cash at the Company’s election, but with the cash election restricted to 18.0 percent of the total earn-out) based upon satisfaction of certain financial milestones over the period from October 31, 2022 through December 31, 2025. The Company accounted for the earn-out as a compensation arrangement in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

accordance with ASC 718, “Compensation - Stock Compensation,” pursuant to which such earn-out payments are classified as liability awards to be recognized over the requisite service periods. On May 30, 2023, the Company and stockholders of WildHealth agreed to amend the terms of the merger agreement with respect to certain contingent potential earn-out payments under the agreement. Pursuant to the amended terms, in full satisfaction of all potential earn-out payments under the merger agreement, the parties agreed that the Company would pay (a) a lump sum cash payment of $12.0 million, less applicable withholding taxes to pre-acquisition stockholders, and (b) in the event of a future direct or indirect sale of WildHealth on or before May 30, 2033, the former WildHealth stockholders will receive an additional cash payment equal to 30% of the then-current equity value of WildHealth less all applicable escrows and closing payments and costs, up to a maximum payment of $23.0 million. On May 31, 2023, the Company made the lump sum payment of $12.0 million in connection with the settlement and reversed the preexisting accrued stock-based compensation of $40.2 million. As of September 30, 2023, there is no remaining earn-out liability related to WildHealth. The contingent cash settlement feature was deemed not probable as of September 30, 2023 and, therefore, the award was not recorded as a liability.

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

Supplemental cash flow information related to leases for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$818	$1,201	$2,655	$3,584
Operating cash flows for finance leases	6	44	43	162
Financing cash flows for finance leases	542	936	2,468	2,785

The components of lease costs for the periods listed are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Finance lease cost:
Amortization of right of use assets	$929	$929	$2,759	$2,762
Interest	6	44	43	162
Operating lease cost	2,937	1,211	8,564	5,621
Total lease cost	$3,872	$2,184	$11,366	$8,545

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2023	September 30, 2022
Weighted Average Remaining Lease Term:
Operating leases	2.3 years	1.5 years
Finance leases	1.7 years	1.3 years

Weighted Average Discount Rate:
Operating leases	7%	7%
Finance leases	4%	4%

Supplemental balance sheet information related to leases was as follows:

	Financial Statement Classification	September 30, 2023	December 31, 2022

		(In thousands)
Assets
Operating right of use assets	Operating lease right of use assets	$4,386	$1,604
Finance right of use assets	Property and equipment, net	311	3,083
Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$2,194	$2,160
Finance lease liabilities	Accrued expenses and other current liabilities	172	2,569
Non-current:
Operating lease liabilities	Operating lease liability, net of current portion	$2,932	$682
Finance lease liabilities	Other liabilities	106	191

Future minimum lease payments under non-cancellable operating and finance leases (with an initial or remaining lease term in excess of one year) are as follows:

	September 30, 2023
	Operating Leases	Finance Leases

	(In thousands)
2023 (remaining three months for September 30, 2023)	$714	$100
2024	2,719	109
2025	1,667	82
2026	313	—
2027	262	—
Total minimum lease payments	5,675	291
Less: present value adjustment	(549)	(13)
Present value of lease liabilities	$5,126	$278
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

Financial Assets and Liabilities

The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2023 and December 31, 2022, are summarized as follows:

	September 30, 2023
	Level 1	Level 2	Level 3

	(In thousands)
Assets
Cash equivalents:
Money market funds	$155,383	$—	$—
Total assets	$155,383	$—	$—

Liabilities
Earn-outs treated as contingent consideration	$—	$—	$22,482
Earn-outs treated as liability awards	—	—	9,882
Total liabilities	$—	$—	$32,364

	December 31, 2022
	Level 1	Level 2	Level 3

	(In thousands)
Assets
Cash equivalents:
Money market funds	$308,295	$—	$—
Total assets	$308,295	$—	$—
Liabilities
Earn-outs treated as contingent consideration	$—	$—	$20,722
Earn-outs treated as liability awards	—	—	51,499
Total liabilities	$—	$—	$72,221

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

The Company’s money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as Level 1 within the fair value hierarchy. The Company’s contingent earn-out liability is

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy. During 2022, the unobservable inputs used for valuation of the earn-outs primarily included asset volatility, revenue volatility, weighted-average cost of capital and market price of risk for revenue. For 2023, the fair value was based on the negotiated contracts with the selling shareholders. On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute Level 3.

The estimated fair value of outstanding balances of our 2024 Notes and 2026 Notes are as follows:

	Level of Hierarchy	Fair Value	Principal Balance	Unamortized Issuance Costs	Net Carrying Value

		(In thousands)
September 30, 2023
2024 and 2026 Notes	2	$414,159	$589,992	$(6,692)	$583,300
December 31, 2022
2024 and 2026 Notes	2	$512,900	$747,500	$(10,077)	$737,423

Management determines the fair value by using Level 2 inputs based on antithetic variable technique done by an independent valuation specialist. Refer to Note 8 – Convertible Senior Notes, Net and Capped Call Transactions for additional details.

The changes in fair value of the Level 3 liabilities are as follows:

	September 30, 2023	December 31, 2022

	(In thousands)
Balance, beginning of year	$72,221	$29,830
Additions in the period	—	61,920
Change in fair value of contingent consideration	5,442	(8,516)
Change in fair value of liability awards	(27,731)	(11,013)
Payments	(17,568)	—
Balance, end of period	$32,364	$72,221
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
The earn-outs determined to be compensatory are remeasured each reporting period based on whether the performance targets are probable of being achieved and recognized over the related service periods. During the three months ended September 30, 2023, the Company reached settlement agreements regarding the final portions of the VoiceBase and Tenfold earn-outs for approximately $15.0 million and $13.0 million, respectively.
As of September 30, 2023, we paid approximately $12.0 million in connection with the WildHealth settlement (refer to Note 9 – Acquisitions for additional details) and approximately $5.6 million in connection with the VoiceBase and Tenfold settlements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three and nine months ended September 30, 2023, the change in fair value of the earn-outs was approximately an increase of $9.0 million and a net decrease of $22.3 million, respectively. Changes to the fair value of the remaining earnouts were recognized as a component of stock-based compensation expense and other (expense) income, net in the accompanying condensed consolidated statements of operations. Payments in cash were recognized as a component of compensation expense and payments in stock were recognized as a component of equity in the accompanying condensed consolidated statements of operations.
Note 12. Commitments and Contingencies

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company’s 401(k) policy is a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. Furthermore, the match is immediately vested. Salaries and related expenses include $0.8 million and $2.8 million of employer matching contributions for the three months ended September 30, 2023 and 2022, respectively, and $3.1 million and $5.8 million for the nine months ended September 30, 2023 and 2022, respectively.

Letters of Credit

As of September 30, 2023, the Company had letters of credit totaling $1.1 million outstanding as a security deposit for the due performance by the Company of the terms and conditions of a supply contract.

Contractual obligations

The Company has a purchase obligation agreement in connection with IT infrastructure and cloud computing-related services. The contractual obligation in connection with this arrangement is approximately $57.4 million with a remaining term of two years.

Indemnifications

The Company enters into service and license agreements in its ordinary course of business. Pursuant to some of these agreements, the Company agrees to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using the Company’s products.

The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes that the impact of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of the three and nine months ended September 30, 2023 and 2022.

Non-Income Related Taxes

The Company is subject to sales tax liabilities, plus applicable interest, for states in which it has economic nexus. As of September 30, 2023, there is a $1.0 million accrual balance for sales tax liabilities included within the condensed consolidated balance sheets.

Note 13. Stockholders’ Equity

Common Stock

As of September 30, 2023, there were 200,000,000 shares of common stock authorized, 81,190,772 shares issued, and 78,424,699 shares outstanding. As of December 31, 2022, there were 200,000,000 shares of common stock authorized, 78,350,984 shares issued, and 75,584,911 shares outstanding. The par value for the common stock is $0.001 per share.

Preferred Stock

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2023 and December 31, 2022, there were 5,000,000 shares of preferred stock authorized, and no shares were issued or outstanding. The par value for the preferred stock is $0.001 per share.

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

Stock Option Plans

The Company’s 2019 Stock Incentive Plan, became effective on April 11, 2019. The 2019 Stock Incentive Plan, as amended and restated, allows the Company to grant incentive stock options and restricted stock units to its employees and directors to participate in the Company’s future performance through stock-based awards at the discretion of the board of directors. The number of shares authorized for issuance as of September 30, 2023 was 40,067,744 shares in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of September 30, 2023, approximately 1.7 million shares of common stock remained available for issuance (taking into account all option exercises and other equity award settlements through September 30, 2023). At the Company’s annual meeting on October 5, 2023, the stockholders of the Company approved an amendment to increase the number of shares available for issuance thereunder by 2,300,000 shares.

Employee Stock Purchase Plan

As of September 30, 2023, there were 1,000,000 shares authorized and reserved for issuance under the 2019 Employee Stock Purchase Plan. As of September 30, 2023, approximately 0.1 million shares of common stock remain available for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through September 30, 2023). At the Company’s annual meeting on October 5, 2023, the stockholders of the Company approved an amendment of the Employee Stock Purchase Plan to increase the number of shares available for issuance thereunder by 1,000,000 shares.

Inducement Plan

There are 6,159,009 shares of common stock authorized and reserved for issuance under the Inducement Plan. On February 9, 2022, the Company’s board of directors amended the plan and authorized 2,790,961 new shares for issuance. As of September 30, 2023, approximately 1.1 million shares of common stock remained available for issuance under the Inducement Plan (taking into account all option exercises and other equity award settlements through September 30, 2023).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Option Activity

A summary of the Company’s stock option activity and weighted average exercise prices follows:

			Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Number of Options Outstanding	Weighted Average Exercise Price
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance outstanding as of December 31, 2022	4,459	$24.25	6.08	$1,327
Granted	18	11.37
Exercised	(48)	3.18
Cancelled or expired	(1,174)	28.15
Balance outstanding as of September 30, 2023	3,255	22.67	5.41	92
Options vested and expected to vest	501	27.68	8.14	40
Options exercisable as of September 30, 2023	2,578	$21.54	4.61	$51

The total fair value of stock options exercised during the nine months ended September 30, 2023 was approximately $2.3 million. As of September 30, 2023, there was approximately $6.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.0 years.

There were no stock options granted during the three months ended September 30, 2023. The per share weighted average fair value of stock options granted was $7.35 during the three months ended September 30, 2022. The per share weighted average fair value of stock options granted was $6.54 and $11.16 during the nine months ended September 30, 2023 and 2022, respectively. The fair value of each option grant is estimated on the date of grant, adjusted for estimated forfeitures, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dividend yield	N/A	0.00%	0.00%	0.00%
Risk-free interest rate	N/A	2.82% - 3.05%	3.60%	1.62% - 3.38%
Expected life (in years)	N/A	5	5	5
Historical volatility	N/A	59.74% - 61.22%	65.17%	53.87% - 61.22%

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

Restricted Stock Unit and Performance-Vesting Restricted Stock Unit Activity

A summary of the Company’s RSUs and PRSUs activity and weighted average exercise prices follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Restricted Stock Unit Activity
	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value
	(In thousands)	(Per share)	(In thousands)
Balances outstanding as of December 31, 2022	5,235	$25.42	$53,080
Awarded	2,619	5.21
Vested	(1,590)	20.80
Forfeited	(1,692)	25.39
Non-vested and outstanding as of September 30, 2023	4,572	$15.28
Expected to vest	3,129	$15.35	$12,173

RSUs granted to employees generally vest over a three to four-year period or upon achievement of certain performance conditions. As of September 30, 2023, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs and PRSUs was approximately $55.1 million and the weighted-average remaining vesting period was 2.0 years.

There was no accrued liability for cash awards for the three and the nine months ended September 30, 2023, or for the three months ended September 30, 2022. For the nine months ended September 30, 2022, the Company accrued approximately $11.9 million in cash awards to be settled in shares of the Company’s stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated statements of operations.

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and cash flows was $11.3 million and $31.9 million for the three months ended September 30, 2023 and 2022, respectively, and $4.5 million and $100.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 14. Restructuring

During the second quarter of 2022, LivePerson began a restructuring initiative to realign the Company’s cost structure to better reflect significant product and business model innovation and then-recent changes due to acquisitions and factors outside the control of the Company. As part of the restructuring initiative, the Company reoriented its global product and engineering organization for greater efficiency and focus, and reallocated some spending to increase its investment in customer success and go-to-market initiatives. In connection with the restructuring initiatives, the Company recognized restructuring costs of $2.1 million and $7.1 million during the three months ended September 30, 2023 and 2022, respectively, and $16.0 million and $17.9 million during the nine months ended September 30, 2023 and 2022, respectively, which is included in restructuring costs in the accompanying condensed consolidated statements of operations. The majority of these costs relate to the Company’s Business segment. Such costs primarily include severance and other compensation-related costs.

The following table presents the detail of the liability for the Company’s restructuring charges, which is included within accrued expenses and other current liabilities within the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

	(In thousands)
Balance, beginning of the year	$803	$1,694
Lease restructuring costs	—	442
Severance and other compensation associated costs	15,999	19,525
Cash payments	(14,642)	(20,858)
Balance, end of period	$2,160	$803

The Company anticipates that payments associated with the employee severance and other compensation associated costs reflected in the table above will be substantially completed by December 31, 2023.

Note 15. Legal Matters

[24]7 Litigation

The Company filed an intellectual property suit (the “Company IP Suit”) against [24]7 Customer, Inc. (“[24]7”) on March 6, 2014. On June 22, 2015, and December 7, 2015, [24]7 filed separate countersuits (together, the “Countersuits”) against the Company. The trial with respect to the Company IP Suit occurred on May 24, 2021 and a trial verdict was issued in favor of the Company. In August 2022, 24[7] appealed the verdict. In addition, a trial to adjudicate [24]7’s Countersuits against the Company began in 2023, and a trial with respect to a second set of intellectual property claims brought by the Company against [24]7 had been set for trial in early 2024. During the quarter ended September 30, 2023, all litigation matters between the parties were dismissed with prejudice pursuant to a binding settlement previously entered by the parties.

COVID-Related Matters

As has been widely reported, there is heightened scrutiny by the federal government across many programs related to COVID-19 that were introduced during the COVID-19 pandemic. The Company and its wholly-owned subsidiary WildHealth were each previously engaged in the delivery of products and services related to COVID-19 testing and have been subsequently subject to governmental inquiries with respect to those COVID-19 related products and services, including inquiries by Medicare, the Department of Justice and the U.S. Food and Drug Administration (“governmental agencies”). As previously disclosed, in November 2022, a professional corporation managed by WildHealth received notice that Medicare reimbursements for its services rendered under a Medicare demonstration program related to COVID-19 testing (the “Program”) were suspended pending further review. Subsequently, WildHealth received and successfully responded to inquiries from additional governmental agencies with respect to its participation in the Program. The Centers for Medicare and Medicaid Services (CMS) has provided notice that the Medicare payment suspension will be terminated. The reimbursements for services rendered under the Program are expected to be released in November 2023.

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

Other Legal, Administrative, Governmental and Regulatory Matters

From time to time, the Company is or may be subject to or involved in legal, administrative, governmental and/or regulatory proceedings, inquiries and investigations as well as actual or threatened litigation, claims and/or demands (each an “Action” and collectively “Actions”). These have included and may include (without limitation) Actions brought by or against the Company, its affiliates, subsidiaries, directors and/or officers with respect to intellectual property, contracts, financial, commercial, employment, legal, compliance, privacy, data security, regulatory and/or other matters related to our business, as well as Actions brought against the Company’s customers for which the Company has a contractual indemnification obligation.

Regardless of the outcome, Actions can have an adverse impact on the Company because of defense and/or settlement costs, diversion of management resources, reputational risks and other factors.

Contingencies

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

For the nine months ended September 30, 2023, the Company recorded a tax provision of $1.6 million. This amount consists of a tax provision of $1.4 million on operating earnings coupled with a stock compensation tax deficiency of $0.2 million related to stock compensation arrangements of LivePerson, LivePerson (UK) Ltd. and LivePerson Ltd. (Israel). During the first quarter of 2023, and included within the provision on operating earnings noted above, the Company sold Kasamba, Inc. and Kasamba LTD in a taxable transaction that resulted in a tax provision of $0.8 million related to an increase in valuation allowance on deferred tax assets resulting from a release of Kasamba’s deferred tax liabilities.

The Company had a valuation allowance on certain deferred tax assets for the year ended December 31, 2022 of $187.5 million. Inherent in the Company’s 2023 annual effective tax rate is an estimated increase in the valuation allowance of $28.8 million, all of which will be recorded as an expense. During 2022, an increase in the valuation allowance in the amount of $38.8 million was recorded as an expense and an additional increase to the valuation allowance of $0.5 million was recorded to goodwill against acquired federal and state net operating losses and due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, the Company recorded an increase of the valuation allowance to other comprehensive income of $41.2 million.
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

Note 17. Equity Method Investment

On February 13, 2022, the Company and Pasaca Capital Inc. (“Pasaca”) entered into a joint venture agreement (the “JV Agreement”) to form Claire, a joint venture to build, create, and administer a marketplace for health and well-being diagnostic testing. Pursuant to the terms of the JV Agreement, the Company agreed to contribute a total of $19.0 million over a five-year period in exchange for a 19.2% ownership interest in Claire. Pasaca agreed to contribute $80.0 million to Claire over a five-year period in exchange for an 80.8% ownership interest in Claire. As of September 30, 2023, $9.1 million remained to be contributed to Claire by the Company under the terms of the JV Agreement. The Company accounts for its 19.2% interest in Claire using the equity method of accounting. The Company recorded its ownership percentage of losses of Claire in the amount of $0.9 million and $2.3 million for the three and nine months ended September 30, 2023, respectively, and $0.6 million and $0.7 million for the three and nine months ended September 30, 2022, respectively, in Other (expense) income, net in the accompanying condensed consolidated statements of operations. As of September 30, 2023, the Company’s equity method investment in joint venture was reduced to zero on the condensed consolidated balance sheets, based on current period losses.

Note 18. Variable Interest Entities

The Company prepares its condensed consolidated financial statements in accordance with ASC 810, which provides for the consolidation of VIEs of which the Company is the primary beneficiary.

In February 2022, the Company acquired WildHealth as well as certain variable interests that WildHealth has in four Professional Corporations (“PCs”). The PCs are owned by a medical practitioner in accordance with certain state laws which restrict the corporate practice of medicine and require medical practitioners to own such entities. WildHealth provides management and other services to the PCs in exchange for a management fee and provides financial support to the PCs through a revolving credit arrangement. WildHealth also has separate agreements with the equity holder of the PCs where it may acquire and assign such equity interests for certain PCs. WildHealth consolidates the PCs as VIEs. The Company determined that the PCs are VIEs and WildHealth is the primary beneficiary of the PCs.
The assets, liabilities, revenues, and operating results of the VIEs after elimination of intercompany transactions were not material as of and for the three and nine months ended September 30, 2023.

Note 19. Related Parties

Related parties are defined as entities related to the Company’s directors or main shareholders as well as equity method affiliates. During the nine months ended September 30, 2023, the Company provided services to Claire, an equity method affiliate (refer to Note 17 – Equity Method Investment for additional information on the equity method affiliate) in exchange for fees through certain commercial arrangements. These arrangements facilitated Claire’s build out and operations.

In connection with the JV Agreement, the Company entered into commercial agreements with Claire, under which the Company agreed to provide custom software development and managed services in exchange for fees governed by the terms and conditions set forth therein. In accordance with guidance under ASC 606, Claire has been considered a customer of the Company.

Revenues for the services provided to Claire included in the Company’s condensed consolidated statements of operations were $3.8 million and $26.2 million for the nine months ended September 30, 2023 and 2022, respectively, and $12.9 million of revenue for the three months ended September 30, 2022. Accounts receivable totaled $2.1 million as of September 30, 2023 was included in the Company’s condensed consolidated balance sheets, for which the Company recognized $1.0 million in its allowance for credit losses. Total unbilled invoices and account receivables were $4.8 million and $1.4 million as of December 31, 2022, respectively.

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

The Share Purchase Agreement between Ingenio, LLC (“Ingenio”) and the Company was executed and the transaction closed on March 20, 2023. In accordance with the Share Purchase Agreement, the Company sold all of the issued and outstanding shares of Kasamba subject to certain post-closing adjustments. Cash of $16.9 million was received upon closing, $2.6 million as a deferred payment is expected to be received within a year, and was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of September 30, 2023. $11.8 million was held in various escrow accounts for up to 15 months, and was included in restricted cash on the Company’s condensed consolidated balance sheets; however, $9.8 million of this escrow amount was released as of September 30, 2023. The transaction resulted in a gain of $17.6 million, which was recognized and presented separately as a gain on divestiture on the Company’s condensed consolidated statements of operations during the nine months ended September 30, 2023. The Company received $0.9 million in cash in connection with the net working capital settlement during the three months end September 30, 2023.

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

As part of the Share Purchase Agreement, the Company also entered into a Transition Services Agreement (“TSA”) with Kasamba pursuant to which the Company agreed to provide services, including, but not limited to, human resources, finance, IT and legal, to Kasamba. These services commenced upon the close of the transaction and are to be provided over a period of up to 12 months, depending on the transition service being provided.

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

Overview

LivePerson, Inc. (“LivePerson”, the “Company”, “we”, “our” or “us”) is a global leader in AI-powered customer conversations. Consumers have made mobile devices the center of their digital lives, and they have made digital conversational experiences the center of communication with friends, family and peers. Since 1998, LivePerson has enabled billions of meaningful connections between consumers and our customers on our platform. These speech or text conversations decrease costs and increase revenue for our brands by harnessing the power of AI for convenient, personalized and content-rich journeys across the entire consumer lifecycle, and across consumer platforms. AI has accelerated our capability to leverage those prior conversations to enhance the consumer experience and to improve results for our customers by empowering them to leverage the latest developments in AI, including Generative AI and Large Language Models (“LLMs”), in a safe and secure environment.

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

The key elements of LivePerson’s business solutions strategy include:

Increase messaging volumes by developing a broad ecosystem, expanding customer use cases, and focusing on AI and automation. Our strategy is to drive higher messaging volumes by going wide across messaging endpoints and deep across consumer use cases, while focusing on AI and automation as the means to deliver powerful scale.

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

In 2021, we acquired Tenfold, which allows our brands to bring the LivePerson Conversational Cloud into other applications, starting with Salesforce and expanding into other leading CRM and Helpdesk platforms. The ability to power conversational experiences beyond our own workspace opens up further messaging volumes and workflows for LivePerson to participate in. We have made good progress on these integrations.

LivePerson makes the management of all these disparate channels seamless to the brand. AI-based intelligent routing, queuing and prioritization software orchestrates these conversations at scale, regardless of which messaging endpoint they originated from, so that human and bot agents can engage with all customers through just one console.

Revenue retention for our enterprise and mid-market customers on the Conversational Cloud was below our target range of 105% to 115% for the third quarter of 2023 and comparable period in 2022. LivePerson’s ARPC, or average annual revenue for our enterprise and mid-market customers increased approximately 13% for the trailing twelve months ended September 30, 2023 to $595,000 from approximately $525,000 for the trailing twelve months ended September 30, 2022. Beginning with the second quarter of 2022, in order to provide a more consistent and meaningful measure of ARPC, we started calculating this metric using only Business-to-business Core recurring revenue, which is consistent with the revenue base for calculating net revenue retention.

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

Leverage our open architecture to integrate with other systems and support partners and developers. In addition to developing our own applications, we continue to cultivate a partner eco system capable of offering additional applications and services to our customers. We integrate into third-party messaging endpoints including SMS, Facebook Messenger, Apple Business Chat, Google Rich Business Messenger, Line, WhatsApp, Alexa, Google Home, WeChat, Google Ad Lingo, Google Search, Google Maps, Instagram and Twitter, multiple IVR vendors, and dozens of branded apps.

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

Evaluate strategic alliances and acquisitions when appropriate. In October 2021, we acquired VoiceBase, a leader in real-time speech recognition and conversational analytics; and Tenfold, an advanced customer engagement platform for integrating communication systems with leading CRM and support services. In February 2022, we acquired WildHealth, which leverages advanced machine learning to combine DNA analysis, biometrics, microbiome testing and phenotypic data to provide people with a blueprint for truly optimized health and a maximized health span. Once fully integrated, we expect VoiceBase and Tenfold to allow LivePerson to deliver our AI and automation capabilities, insights, and integration as a single integrated product offering across channels including voice and messaging. At this time, we are not planning on integrating WildHealth into our platform.

Key Metrics

Financial overview of the three months ended September 30, 2023 compared to the three months ended September 30, 2022:
•Revenue decreased 22% to $101.3 million from $129.6 million.
•Gross profit margin increased to 68% from 66%.
•Cost and expenses decreased 19% to $145.0 million from $178.1 million.
•Net loss increased to $53.3 million from $43.2 million.
•ARPC, or Average annual revenue per enterprise and mid-market customer, increased approximately 13% to $595,000 for the trailing twelve months ended September 30, 2023, as compared to $525,000 for the trailing twelve months ended September 30, 2022.
•Revenue retention for our enterprise and mid-market customers on the Conversational Cloud was below our target range of 105% to 115% for the third quarter of 2023 and comparable period in 2022.

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

The accounting estimates we use in the preparation of our condensed consolidated financial statements will change as new events occur, more experience is acquired, additional information is obtained and our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in our reported results of operations and, if material, the effects of changes in estimates are disclosed in the notes to our condensed consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates.

There have been no significant changes in our critical accounting estimates during the nine months ended September 30 2023, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023 (as amended on May 1, 2023).

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis in the third quarter, and more frequently whenever events or substantive changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. In performing the goodwill impairment test, the Company first assesses qualitative factors to determine the existence of impairment. If the qualitative factors indicate that the carrying value of a reporting unit more likely than not exceeds its fair value, the Company proceeds to a quantitative test to measure the existence and amount, if any, of goodwill impairment. The Company may also choose to bypass the qualitative assessment and proceed directly to the quantitative test.

In performing the quantitative test, impairment loss is recorded to the extent that the carrying value of the reporting unit exceeds its assessed fair value. The Company determines the fair value using the income and market approaches.

Under the income approach, the fair value of a reporting unit is the present value of its future cash flows as viewed from the eyes of a hypothetical market participant in an orderly transaction. The discounted cash flow models reflect our assumptions regarding revenue growth rates, operating margins, risk-adjusted discount rate, terminal period growth rate, economic and market trends and other expectations about the anticipated operating results of our reporting unit. Under the market approach, we estimate the fair value based on market multiples of revenues derived from comparable publicly traded companies with operating characteristics similar to the reporting unit.

Based on our 2023 annual goodwill impairment test, the Company recorded a non-cash impairment charge of $11.9 million in our condensed consolidated statements of operations, representing a portion of goodwill related to the WildHealth reporting unit. There were no impairments of our Business reporting unit, as the fair value of this reporting unit substantially exceeded its carrying value. See Note 5 – Goodwill and Intangible Assets, Net for additional information.

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

Contractual obligations

The Company has a purchase obligation agreement in connection with IT infrastructure and cloud computing-related services. The contractual obligation in connection with this arrangement is approximately $57.4 million with a remaining term of two years.

Recently Issued Accounting Standards

See Note 1 – Description of Business and Basis of Presentation, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about recent accounting guidance not yet adopted and recently adopted accounting pronouncements.

Results of Operations

Our Business segment enables brands to leverage the Conversational Cloud’s sophisticated intelligence engine to connect with consumers through an integrated suite of mobile and online business messaging technologies. The Conversational Cloud enables businesses to have conversations with millions of consumers as personally as they would with a single consumer.

Comparison of the Three and Nine Months Ended September 30, 2023 and September 30, 2022

Revenue

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change

	(Dollars in thousands)
Business	$101,332	$129,561	(22)%	$306,515	$392,323	(22)%

Revenue decreased by 22% to $101.3 million and by 22% to $306.5 million for the three and nine months ended September 30, 2023, respectively, and from $129.6 million and $392.3 million for the comparable periods in 2022, respectively. The Business revenue decreases are primarily driven by hosted services decreases of $13.2 million and $64.0 million, and decreases in professional services of $15.0 million and $21.8 million, for the three and nine months ended September 30, 2023, respectively. Included in hosted services are net decreases in revenue that are variable based on interaction and usage of approximately $9.5 million and $37.4 million for the three and nine months ended September 30, 2023, respectively. Included in professional services is a net decrease in revenue based on the Claire Holdings agreement of approximately $12.9 million and $22.4 million for the three and nine months ended September 30, 2023, respectively.

Further, on March 20, 2023, the Company completed the sale of Kasamba and therefore ceased recognizing revenue related to Kasamba effective on the transaction close date. This sale eliminated the entire Consumer segment, as a result of which revenue is presented within a single consolidated segment which includes $7.2 million for the nine months ended September 30, 2023, and $9.5 million and $27.7 million of revenue for the three and nine months ended September 30, 2022, respectively, relating to Kasamba. Refer to Note 2 - Revenue Recognition, for further details.

The ARPC for our enterprise and mid-market customers was approximately $595,000 for the trailing twelve months ended September 30, 2023, as compared to $525,000 for the trailing twelve months ended September 30, 2022. Revenue retention for our enterprise and mid-market customers on the Conversational Cloud was below our target range of 105% to 115% for the third quarter of 2023 and the comparable period in 2022.

Cost of Revenue

Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change

	(Dollars in thousands)
Cost of revenue	$31,980	$43,681	(27)%	$105,964	$138,297	(23)%
Percentage of total revenue	32%	34%		35%	35%
Headcount (at period end)	192	361	(47)%	192	361	(47)%

Cost of revenue decreased by 27% to $32.0 million for the three months ended September 30, 2023 from $43.7 million for the comparable period in 2022. This decrease in expense is primarily attributable to a decrease in business services and outsourced labor of approximately $8.8 million, a decrease in salary and related employee expenses of approximately

$7.2 million and a decrease in compensation expense due to the settlement of earn-outs related to prior acquisitions of approximately $1.1 million, partially offset by software, hosting and other expenses of approximately $3.1 million and an impairment of intangible assets of approximately $3.0 million.

Cost of revenue decreased by 23% to $106.0 million for the nine months ended September 30, 2023 from $138.3 million for the comparable period in 2022. This decrease in expense is primarily attributable to a decrease in business services and outsourced labor of approximately $15.6 million, a decrease in salary and related employee expenses of approximately $11.3 million, a decrease in COVID-19 testing expenses of approximately $8.6 million and a decrease in compensation expense due to the settlement of earn-outs related to prior acquisitions of approximately $5.2 million, partially offset by software expenses, hosting and other expenses of approximately $6.5 million and an impairment of intangible assets of approximately $3.0 million.

Sales and Marketing

Sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change

	(Dollars in thousands)
Sales and marketing	$32,118	$49,448	(35)%	$93,312	$167,563	(44)%
Percentage of total revenue	32%	38%		30%	43%
Headcount (at period end)	338	573	(41)%	338	573	(41)%

Sales and marketing expenses decreased by 35% to $32.1 million for the three months ended September 30, 2023 from $49.4 million for the comparable period in 2022. This decrease was primarily attributable to a decrease in salary and related employee expenses of approximately $8.9 million, a decrease in marketing expenses of approximately $6.2 million, and a decrease in software, hosting and other expenses of approximately $1.9 million.

Sales and marketing expenses decreased by 44% to $93.3 million for the nine months ended September 30, 2023 from $167.6 million for the comparable period in 2022. This decrease was primarily attributable to a decrease in salary and related employee expenses of approximately $37.1 million, a decrease in marketing expenses of approximately $24.2 million, a decrease in software, hosting and other expenses of approximately $5.9 million, a decrease in business services and outsourced labor of approximately $5.2 million and a decrease in compensation expense due to the settlement of earn-outs related to prior acquisitions of approximately $2.3 million.

General and Administrative

Our general and administrative expenses consist of compensation and related expenses for executive, finance and accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change

	(Dollars in thousands)
General and administrative	$30,448	$32,171	(5)%	$70,065	$92,152	(24)%
Percentage of total revenue	30%	25%		23%	23%
Headcount (at period end)	154	169	(9)%	154	169	(9)%

General and administrative expenses decreased by 5% to $30.4 million for the three months ended September 30, 2023 from $32.2 million for the comparable period in 2022. This decrease is primarily attributable to a decrease in compensation expense due to the settlement of earn-outs related to prior acquisitions of approximately $8.7 million and a decrease in business services and outsourced labor of approximately $0.8 million, partially offset by costs primarily associated with the departure of our former CEO of approximately $6.1 million and an increase in salary and related employee expenses of approximately $0.7 million.

General and administrative expenses decreased by 24% to $70.1 million for the nine months ended September 30, 2023 from $92.2 million for the comparable period in 2022. This decrease is primarily attributable to a decrease in compensation expense due to the settlement of earn-outs related to prior acquisitions of approximately $43.3 million and a decrease in business services and outsourced labor of approximately $2.9 million, partially offset by software, hosting and other expenses of approximately $16.4 million and costs primarily associated with the departure of our former CEO of approximately $6.1 million.

Product Development

Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change

	(Dollars in thousands)
Product development	$35,575	$44,744	(20)%	$94,933	$156,568	(39)%
Percentage of total revenue	35%	35%		31%	40%
Headcount (at period end)	435	552	(21)%	435	552	(21)%

Product development costs decreased by 20% to $35.6 million for the three months ended September 30, 2023 from $44.7 million for the comparable period in 2022. This decrease is primarily related to a decrease in salary and employee-related expenses of approximately $8.5 million and a decrease in compensation expense due to the settlement of earn-outs related to prior acquisitions of approximately $3.7 million, partially offset by business services and outsourced labor of approximately $1.4 million, an increase in depreciation expenses of approximately $1.0 million and an increase in software, hosting and other expenses of approximately $0.6 million.

Product development costs decreased by 39% to $94.9 million for the nine months ended September 30, 2023 from $156.6 million for the comparable period in 2022. This decrease is primarily related to a decrease in salary and employee-related expenses of approximately $40.3 million, a decrease in compensation expense due to the settlement of earn-outs related to prior acquisitions of approximately $19.6 million, a decrease in business services and outsourced labor of approximately $5.4 million and a decrease in software, hosting and other expenses of approximately $0.3 million, partially offset by depreciation expenses of approximately $3.9 million.

We continue to invest in new product development efforts to expand the capabilities of the Conversational Cloud. Upon completion, the project costs will be depreciated over five years. For the three and nine months ended September 30, 2023, $4.6 million and $19.2 million was capitalized for software development costs, respectively, compared to $9.3 million and $28.4 million, respectively, for the comparable periods in 2022.

Restructuring Costs

Restructuring costs consist of re-prioritizing and reallocating resources to focus on areas believed to show high growth potential.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change

	(Dollars in thousands)
Restructuring costs	$2,097	$7,111	(71)%	$15,999	$17,949	(11)%
Percentage of total revenue	2%	5%		5%	5%

Restructuring costs decreased by 71% to $2.1 million for the three months ended September 30, 2023 from $7.1 million for the comparable period in 2022. Restructuring costs decreased by 11% to $16.0 million for the nine months ended September 30, 2023 from $17.9 million for the comparable period in 2022 due to incremental costs related to the restructuring initiative which commenced in the second quarter of 2022, primarily consisting of severance and other associated costs related to the reduction in our workforce, and which is anticipated to be substantially completed by December 31, 2023. We began the restructuring initiative to realign our cost structure to better reflect significant product and business model innovation and changes over the past year due to acquisitions and various other factors outside our control. In the first quarter of 2023, due to the changing technology landscape related to the evolution of LLMs, we were able to identify opportunities for significant cost savings because it is no longer necessary to employ people to build bots as this newest generation of LLMs are able to build a bot in minutes, enabling headcount reduction. Additionally, we have moved to a product-led growth structure where we flattened the organization to align to more efficient sales and service support ratios. Refer to Note 14 - Restructuring, for additional information about the restructuring initiative.

Goodwill

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change

	(Dollars in thousands)
Impairment of goodwill	$11,895	$—	—%	$11,895	—	—%
Percentage of total revenue	12%	—%		4%	—%

Goodwill impairment was approximately $11.9 million for the three and nine months ended September 30, 2023. This non-cash charge was a result of our September 30, 2023 annual goodwill impairment test and was attributable to the WildHealth reporting unit. There were no impairment charges for the three and nine months ended September 30, 2022.

Total Other (Expense) Income, net

Total other (expense) income, net consists primarily of fair value adjustments for earn-outs, foreign currency gains and losses and income (loss) from our equity method investment. Interest income includes interest income from cash deposits, amortization of the debt discount, amortization of issuance costs, and interest expense from our convertible senior notes.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change

	(Dollars in thousands)
Interest income (expense), net	1,068	401	166%	3,005	(1,713)	275%
Other (expense) income, net	(10,164)	5,114	(299)%	9,391	1,908	392%
Total other (expense) income, net	$(9,096)	$5,515	(265)%	$12,396	$195	6257%

Total other (expense) income, net decreased to an expense of $9.1 million for the three months ended September 30, 2023 from income of $5.5 million for the comparable period in 2022 primarily due to $7.2 million change in fair value of the earn-out settlements related to prior acquisitions, and reduced losses recognized related to the Company’s equity method investment compared to the three months ended September 30, 2022. The remaining amount of total other (expense) income, net fluctuation is attributable to currency rate fluctuations.
Total other (expense) income, net increased to $12.4 million for the nine months ended September 30, 2023 from $0.2 million for the comparable period in 2022. The increase is primarily due to a gain of $10.0 million related to a legal settlement, a gain of $7.2 million resulting from the debt repurchase of 2024 Notes, $5.4 million change in fair value of earn-out settlements related to prior acquisitions, and reduced losses recognized related to the Company’s equity method investment compared to the nine months ended September 30, 2022. The remaining amount of total other (expense) income, net fluctuation is attributable to currency rate fluctuations.

Provision For Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change

	(Dollars in thousands)
Provision for income taxes	$541	$249	117%	$1,600	$1,270	26%

The provision for income taxes increased by 117% to $0.5 million for the three months ended September 30, 2023 from $0.2 million for the comparable period in 2022. The Company’s consolidated effective tax rate was affected by the statutory income tax rates applicable to each of the jurisdictions in which the Company operates and valuation allowance as a result of tax losses in jurisdictions in which the Company does not receive a tax benefit. The change in the tax provision for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 is a result of the jurisdictional mix of income between the periods and changes in valuation allowances.

Provision for income taxes increased by 26% to $1.6 million for the nine months ended September 30, 2023 from $1.3 million for the comparable period in 2022. The tax provision for nine months ended September 30, 2023 consists of $1.4 million on operating earnings coupled with a stock compensation tax deficiency of $0.2 million related to stock compensation arrangements of LivePerson, LivePerson (UK) Ltd. and LivePerson Ltd. (Israel). During the first quarter of 2023, and included within the provision on operating earnings noted above, the Company sold Kasamba, Inc. and Kasamba LTD in a taxable transaction that resulted in a tax provision of $0.8 million related to an increase in valuation allowance on deferred tax assets resulting from a release of Kasamba’s deferred tax liabilities. The Company’s consolidated effective tax rate was affected by the statutory income tax rates applicable to each of the jurisdictions in which the Company operates and valuation allowance as a result of tax losses in jurisdictions in which the Company does not receive a tax benefit. The change in the tax provision for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is a result of the jurisdictional mix of income between the periods and changes in valuation allowances connected to the release of Kasamba’s deferred tax liabilities resulting from the sale of Kasamba, Inc. and Kasamba LTD during the first quarter of 2023 and the acquisition of WildHealth during the nine months ended September 30, 2022.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2023	2022

	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(24,302)	$(79,471)
Net cash used in investing activities	(11,863)	(44,057)
Net cash used in financing activities	$(150,548)	$(1,547)

As of September 30, 2023, we had approximately $214.3 million in cash, cash equivalents, and restricted cash, a decrease of approximately $177.9 million from December 31, 2022. The decrease is primarily attributable to payment of approximately $149.7 million in cash for the repurchase of approximately $157.5 million in aggregate principal amount of the 2024 Notes, coupled with the payment of bonuses in cash and various other uses of cash for operating purposes. The decrease was partially offset by $13.8 million in cash proceeds from the divestiture of Kasamba.

Net cash used in operating activities was $24.3 million for the nine months ended September 30, 2023. Our net loss of $59.9 million includes the effect of non-cash expenses related to depreciation of $24.9 million, amortization of purchased intangibles and finance leases of $16.4 million, a goodwill impairment of $11.9 million and intangible assets impairment of $3.0 million related to our WildHealth reporting unit, and $5.4 million change in fair value of contingent consideration, partially offset by a gain on divestiture of $17.6 million, a gain on repurchase of convertible notes of $7.2 million and a net expense in stock-based compensation of $4.5 million, largely attributable to the settlement of earn-outs related to prior acquisitions. This was further driven by an increase in prepaid expenses and other current assets of $18.0 million, an increase in accounts receivable of $16.4 million, a decrease in accounts payable of $13.4 million, a decrease in other liabilities of $7.8 million, and an increase in accrued expenses and other current liabilities of $21.2 million, partially offset by an increase in deferred revenue of $12.7 million and an increase in contract acquisition costs of $6.2 million.

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

Net cash used in investing activities was $11.9 million for the nine months ended September 30, 2023, and was primarily driven by purchases of fixed assets and capitalization of internally developed software, partially offset by the proceeds from the sale of Kasamba. Net cash used in investing activities was $44.1 million for the nine months ended September 30, 2022 and was primarily driven by the acquisition costs for the purchase of WildHealth, the purchase of fixed assets for our co-location facilities, and capitalization of internally developed software.

Net cash used in financing activities was $150.5 million for the nine months ended September 30, 2023, which was driven primarily by the repurchase of our 2024 Notes. Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2022, consisting of principal payments related to finance leases of $2.8 million, partially offset by proceeds from issuance of common stock in connection with the exercise of stock options by employees of $1.2 million.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales and marketing departments, and for the amortization of purchased intangible assets, as well as stock-based compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of September 30, 2023, we had an accumulated deficit of approximately $816.4 million.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

Our Israeli operations have currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the NIS. For both the three and nine months ended September 30, 2023, the U.S. dollar appreciated on average by approximately 10% against the NIS as compared to the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2023, expenses generated by our Israeli operations totaled approximately $4.3 million and $20.5 million, respectively. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, Australian dollar, and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter into these types of investments.

Collection Risks

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the nine months ended September 30, 2023, our allowance for credit losses decreased by $0.5 million to approximately $8.7 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for credit losses on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against the applicable recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for credit losses when accounts previously reserved have been collected.

An allowance for credit losses is established for losses expected to be incurred on accounts receivable balances. Judgment is required in the estimation of the allowance and we evaluate the collectability of our accounts receivable and contract assets based on a combination of factors. If we become aware of a customer’s inability to meet its financial obligations, a specific allowance is recorded to reduce the net receivable to the amount reasonably believed to be collectable from the customer. For all other customers, we use an aging schedule and recognize allowances for credit losses based on the creditworthiness of the debtor, the age and status of outstanding receivables, the current business environment and our historical collection experience adjusted for current expectations for the customer or industry. Accounts receivable are written off against the allowance for uncollectible accounts when we determine amounts are no longer collectable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2023. Disclosure controls and procedures ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed and summarized within the time periods specified in the Securities and Exchange Commission’s rules and forms, and ensure that such information is accumulated and communicated to our management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the previously disclosed material weakness in the Company’s internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts related to the material weakness noted above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

[24]7 Litigation

The Company filed an intellectual property suit (the “Company IP Suit”) against [24]7 Customer, Inc. (“[24]7”) on March 6, 2014. On June 22, 2015, and December 7, 2015, [24]7 filed separate countersuits (together, the “Countersuits”) against the Company. The trial with respect to the Company IP Suit occurred on May 24, 2021 and a trial verdict was issued in favor of the Company. In August 2022, 24[7] appealed the verdict. In addition, a trial to adjudicate [24]7’s Countersuits against the Company began in 2023, and a trial with respect to a second set of intellectual property claims brought by the Company against [24]7 had been set for trial in early 2024. During the quarter ended September 30, 2023, all litigation matters between the parties were dismissed with prejudice pursuant to a binding settlement previously entered by the parties.

COVID-Related Matters

As has been widely reported, there is heightened scrutiny by the federal government across many programs related to COVID-19 that were introduced during the COVID-19 pandemic. The Company and its wholly-owned subsidiary WildHealth were each previously engaged in the delivery of products and services related to COVID-19 testing and have been subsequently subject to governmental inquiries with respect to those COVID-19 related products and services, including inquiries by Medicare, the Department of Justice and the U.S. Food and Drug Administration (“governmental agencies”). As previously disclosed, in November 2022, a professional corporation managed by WildHealth received notice that Medicare reimbursements for its services rendered under a Medicare demonstration program related to COVID-19 testing (the “Program”) were suspended pending further review. Subsequently, WildHealth received and successfully responded to inquiries from additional governmental agencies with respect to its participation in the Program. The Centers for Medicare and Medicaid Services (CMS) has provided notice that the Medicare payment suspension will be terminated. The reimbursements for services rendered under the Program are expected to be released in November 2023.

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

Other Legal, Administrative, Governmental and Regulatory Matters

From time to time, the Company is or may be subject to or involved in legal, administrative, governmental and/or regulatory proceedings, inquiries and investigations as well as actual or threatened litigation, claims and/or demands (each an “Action” and collectively “Actions”). These have included and may include (without limitation) Actions brought by or against the Company, its affiliates, subsidiaries, directors and/or officers with respect to intellectual property, contracts, financial, commercial, employment, legal, compliance, privacy, data security, regulatory and/or other matters related to our business, as well as Actions brought against the Company’s customers for which the Company has a contractual indemnification obligation.

Regardless of the outcome, Actions can have an adverse impact on the Company because of defense and/or settlement costs, diversion of management resources, reputational risks and other factors.

Contingencies

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

In September 2023, we issued 190,042 shares of common stock (the “Earn-out Shares”) to former shareholders of Tenfold, as earn-out consideration as contemplated by the acquisition agreement. The issuance of the Earn-out Shares did not involve a public offering and was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

Purchase of Equity Securities by the Issuer

There were no repurchases of equity securities by the issuer during the three months ended September 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended September 30, 2023, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulations S-K.

ITEM 6. EXHIBITS

10.1		Letter Agreement, by and between the Company and Robert P. LoCascio, dated July 10, 2023 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on July 12, 2023)

10.2		Letter Agreement, by and between the Company and Robert P. LoCascio, dated August 7, 2023 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on August 8, 2023)

10.3	*	Letter Agreement, by and between the Company and John Collins, entered into August 10, 2023.

10.4	*	Letter Agreement, by and between the Company and Monica Greenberg, entered into August 9, 2023.

10.5	*	Letter Agreement, by and between the Company and Jeffrey Ford, entered into August 1, 2023.

31.1	*	Certification by Interim Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification by Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document -- The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (formatted as Inline XBRL)
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date:	November 9, 2023	By:	/s/ JOHN D. COLLINS
		Name:	John D. Collins
		Title:	Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)