Form 10-K
period 2023-12-31
LIVEPERSON INC
filed 2024-03-04
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____
Commission File Number 000-30141

LIVEPERSON, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3861628
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

530 7th Ave, Floor M1
New York, New York	10018
(Address of Principal Executive Offices)	(Zip Code)
(212) 609-4200
(Registrant’s telephone Number, including area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LPSN	The Nasdaq Stock Market LLC

Rights to Purchase Series A Junior Participating Preferred Stock	None	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $314,293,318 (computed by reference to the last reported sale price on The Nasdaq Global Select Market on that date). The registrant does not have any non-voting common stock outstanding.

On February 23, 2024, 88,111,015 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III will be incorporated by reference from the Registrant’s definitive Proxy Statement for its Annual
Meeting of Shareholders to be filed pursuant to Regulation 14A, or will be included in an amendment to this Form 10-K.

LIVEPERSON, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

i

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

ii

PART I
Item 1. Business

Overview

LivePerson, Inc. (“LivePerson”, the “Company”, “we”, “our” or “us”) is the enterprise leader in digital customer conversation. Over the past decades, consumers have made digital conversations a primary way to communicate with others. Since 1998, we have enabled meaningful connections between consumers and our customers through our platform and currently power more than one billion connections and conversations each month. These digital and artificial intelligence (“AI”)-powered conversations decrease costs and increase revenue for our brands, resulting in more convenient, personalized and content-rich journeys across the entire consumer lifecycle, and across consumer channels. AI has accelerated our capability to leverage prior conversations and our customers’ existing investments in Generative AI and Large Language Models (“LLMs”) to enhance the consumer experience and to improve results for our customers by empowering them to leverage the latest developments in AI and LLMs, in a safe and secure environment.

The Conversational Cloud, the Company’s enterprise-class digital customer conversation platform, is trusted by the world’s top brands to accelerate their contact center transformation, orchestrate conversations across all channels, departments and systems, increase agent productivity, and deliver more personalized, AI-empowered customer experiences. The Conversational Cloud powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, short messaging service (“SMS”), social media and third-party consumer messaging platforms. Brands can also use the Conversational Cloud to message consumers when they dial a 1-800 number instead of forcing them to navigate interactive voice response systems and wait on hold. Similarly, the Conversational Cloud can embed messaging conversations directly into web advertisements, rather than redirect consumers to static website landing pages. Agents can manage all conversations with consumers through a single console interface, regardless of where the conversations originated. Most recently, the Conversational Cloud has been enhanced to provide a secure platform with appropriate guardrails to deploy Generative AI and LLMs in ways that help consumers and drive results for brands without sacrificing trust.

LivePerson’s robust, cloud-based suite of rich messaging, real-time chat, Generative AI, AI and automation, and conversation orchestration offerings features LLM powered automation (Autopilot), LLM powered agent tools (Copilot: Assist, Summary, Rewrite), Conversation Intelligence tools (Generative Insights, Analytics Studio), integrations (Salesforce connector, iHub workflows powered by Workato), and engagement solutions (proactive messaging, voice to messaging) among others. An extensible application programming interface (“API”) stack facilitates a lower cost of ownership by facilitating robust integration into back-end systems, as well as enabling developers to build their own programs and services on top of the platform. More than 40 APIs and software development kits are available on the Conversational Cloud.

LivePerson’s digital customer conversation platform enables what the Company calls “the tango” of humans, LivePerson bots, third-party bots, and LLMs, whereby humans act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Agents become highly efficient, leveraging the AI engine (including generative AI capabilities) to surface relevant content, define next-best actions and take over repetitive transactional work so that the agent can focus on relationship building. By seamlessly integrating messaging with the Company’s proprietary Conversational AI, as well as bots, the Conversational Cloud offers brands a comprehensive approach to scaling automations across their millions of customer conversations.

Complementing the Company’s proprietary digital customer conversations offerings are teams of technical, solutions and consulting professionals that have developed deep domain expertise in the implementation and optimization of conversational services across industries and messaging endpoints. LivePerson’s products, coupled with our domain knowledge, industry expertise and professional services, have been proven to maximize the impact of digital customer service and support and unlock the power of AI in safe and responsible ways, and deliver measurable return on investment (“ROI”) for our customers.

Customers can realize the following advantages from our offerings:

•the ability for each agent to manage dozens of messaging conversations at a time, as compared to one at a time for a voice agent and two to four at a time for a chat agent. Adding AI and bots provides even greater scale to the number of conversations managed;
•labor efficiency gains of at least two times that of voice agents, effectively cutting labor costs;

•improving the overall customer experience, thereby fueling customer satisfaction score increases by double digit percentage points, and enhancing retention and loyalty;
•more convenient, personalized and content-rich conversations that increase sales conversion by double digit percentages, and increase average order value and reduce abandonment;
•more satisfied contact center agents, thereby substantially reducing agent churn;
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

Hundreds of the world’s biggest brands, including HSBC, Virgin Media, and Burberry use our digital customer conversation solutions to integrate humans and AI, at scale, and create a convenient personalized relationship with their customers.

LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. The Company completed an initial public offering in April 2000 and is currently traded on the Nasdaq Global Select Market (“Nasdaq”) and the Tel Aviv Stock Exchange (“TASE”). LivePerson is headquartered in New York City.

Market Opportunity

LivePerson’s proprietary digital customer conversations solutions enable consumers and businesses to communicate with each other on conversational channels such as voice, messaging apps, a brand’s own website and apps, and social platforms, in order to get answers to questions, make purchases and resolve customer care inquiries.

Historically, brands have predominantly promoted calling their 1-800 number, opening a ticket, or using email as the primary means of contact with consumers, with about 70% of all customer conversations continuing to take place on the legacy voice channel. We believe that moving these calls to messaging represents the largest portion of go-to-market opportunity. We believe many of today’s consumers prefer digital experiences, and in response, today’s contact centers are moving away from legacy, synchronous experiences like voice and toward asynchronous, digital channels. As a result, we anticipate that the billions of dollars previously invested by brands across legacy channels will be increasingly allocated to digital experiences powered by AI and automation platforms.

LivePerson believes that AI and automation are the foundation for transforming the conversational experience, disrupting how agents operate and how brands engage with consumers. With AI at the center of the solution and by harnessing data from all primary channels, including voice, messaging, chat, and human agents, LivePerson is in a unique position to provide the best conversational experiences for consumers. In addition, our deep integrations with CRM, service, and IT systems allows us to deliver a unified agent experience through a single pane of glass.

We believe that LivePerson’s proprietary digital customer conversations offerings provide a superior alternative to traditional customer experiences. Brands that shift to digital-first customer service and support stand to outperform their competitors by giving consumers the experiences they clearly prefer.

Products and Services

Business solutions offerings

The Conversational Cloud. The Conversational Cloud, LivePerson’s enterprise-class digital customer conversation platform, enables businesses and consumers to connect through conversational channels, such as voice, in-app and mobile messaging, while leveraging bots and AI to increase efficiency. The platform, which is marketed primarily to customer care, contact center, customer experience, e-commerce, marketing, and technology executives, combines sophisticated mobile and online engagement technology with robust business intelligence and operational and conversational data to produce compelling, measurable results by intelligently engaging consumers based on a real-time understanding of consumer needs. Rich, contextually aware targeting, actionable insights and personalized experiences empower businesses to get the most out of their existing online, mobile and social platforms. Benefits of the Conversational Cloud include increased agent efficiency, decreased customer care costs, improved customer experiences, higher conversion rates and increased customer lifetime value.

The Conversational Cloud powers the Conversational Flywheel, LivePerson’s powerful framework for driving velocity and continuous improvement across our brands’ conversational AI journey. The flywheel, comprising four stages, empowers brands to: (1) understand what customers want by analyzing conversational data to drive actionable business decisions through proprietary analytics utilizing data to target end users with compelling engagement options at any step in the conversion funnel and throughout the customer lifecycle; (2) connect business systems to channels, engaging consumers where they are and feeding those conversations back into the systems brands use every day, maximizing online revenue opportunities, improving conversion rates and reducing shopping cart abandonment by proactively engaging the right visitor, using the right channel, at the right time; (3) assist teams with AI-powered tools and insights designed to help them focus on the tasks and interactions that matter most, providing real-time recommendations to human agents, and leveraging automation and human agents working together seamlessly to support consumers, all over our best-in-class agent workspace; and (4) automate to enable self-service and drive faster resolutions, through personal, connected interactions; all feeding data back into the system. This comprehensive solution blends a proven value-based methodology with an active rules-based engagement engine and deep domain expertise to increase first-contact resolution, improve consumer satisfaction, and reduce attrition rates.

LivePerson’s Conversational AI. LivePerson’s Conversational AI, announced in December 2018, operates as the brains behind LivePerson AI-based products, and was developed using our conversational data set of billions of brand-to-consumer interactions. LivePerson’s digital customer conversation platform enables what we call “the tango” of humans, LivePerson bots, third-party bots, and LLMs, whereby humans act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Through the Conversational Cloud, agents become highly efficient, leveraging the AI engine (including generative AI capabilities) to surface relevant content, define next-best actions and take over repetitive transactional work so that the agent can focus on relationship building. By seamlessly integrating the Conversational Cloud with our proprietary AI, as well as bots, the platform provides businesses with a comprehensive view of all AI-based and human-based conversations from a single console. Products developed on LivePerson’s Conversational AI engine include:

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

•Conversational Intelligence, dashboards and reporting which take the true voice of the customer - their direct discussions with a brand, spoken in their natural language - and turn it into actionable sales and service intelligence. Generative Insights discovers trends in what customers are saying and delivers them in an LLM-powered conversational experience that is easy to understand. Report Center measures how both AI and human-powered messaging and voice conversations are performing. Analytics Studio converts the content of voice and messaging conversations into actionable data that makes sense of customer behaviors, preferences, and signals across channels. A major wireless provider using Conversational Intelligence reported the product identifies the root cause of service issues faster than monitoring software, enabling the provider to accelerate the fix and reduce inbound customer inquiries. A leading hospitality firm used Conversational Intelligence to identify and add new, top-selling items to its menu selection.

•Intent Manager, a real-time intent recognition and classification engine that analyzes consumer intentions at every turn of the conversation. Intent Manager is powered by LivePerson’s proprietary natural language understanding

“NLU”) capabilities and machine learning algorithms, which are grounded in over 20+ years of conversational data and more than one billion messaging transcripts across a variety of industries. Intent Manager is currently being used by top brands to gain real-time insights and take action to improve customer service, marketing, and sales automation.

Professional Services

The mission of our LP 360 Professional Services team is to help customers optimize the performance of our products in order to drive incremental value through their mobile and online sales and/or service channel(s). This talented group utilizes their deep domain expertise and years of hands-on experience to provide customers with detailed analyses and measurements of their LivePerson deployment that drive strategies and decisions on how to optimize mobile and online messaging, real-time chat, and bot and AI integration. Deliverables of the team include scorecards that measure and chart performance trends, analyses and recommendations for conversational design, web design and process improvement, transcript reviews to discover both voice of the consumer insight and agent improvement opportunities, custom training of call center agents and management, and ongoing management of messaging programs to ensure alignment with current business practices and objectives. The team’s value-added methodology and approach to guiding customers towards messaging channels and human/bot agent optimization is an important component of the LivePerson offering, and gives our customers a competitive advantage in the digital world.

Customers

Our solutions benefit organizations of all sizes conducting business or communicating with consumers through messaging and chat. Our customers include Fortune 500 companies, dedicated internet businesses, a broad range of online merchants, automotive dealers, educational institutions, the public sector and not-for-profit organizations. We plan to continue to focus on key target markets: telecommunications, financial services, travel/hospitality, technology, healthcare, automotive, and consumer/retail within the United States of America (“U.S.”) and Canada, Latin America, Europe, and the Asia-Pacific (“APAC”) region.

No single customer accounted for or exceeded 10% of our total revenue for 2023, 2022, or 2021.

Sales and Marketing

Sales. Our mobile and online messaging solutions are targeted at corporate executives whose primary responsibility is optimization of customer care, sales and marketing, or optimizing a consumer’s journey across the brand’s digital properties. Our solutions enable organizations to provide effective customer service, sales and marketing by deflecting costly phone calls and emails to the more cost efficient mobile and online messaging channel. We focus on the value that our solutions deliver in the form of increased agent efficiency, reduced contact center costs, increased customer satisfaction, improved customer lifetime value, maximized digital consumer acquisition, and optimized website and mobile business outcomes.

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

Customer Support. Our LP 360 Professional Services team provides deployment support and ongoing business consulting to enterprise and mid-market customers and maintains involvement throughout the engagement lifecycle. All LivePerson customers have access to 24/7 help desk services through messaging, chat, and technical support ticketing.

Marketing. We have a global team, spread across key geographies, that is focused on marketing our brand, products and services to executives responsible for the digital channel, the consumer experience, marketing, sales, IT, and consumer service operations of their organization.

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

We believe that most contact center technology vendors incorrectly view messaging as simply a feature or channel. They are content with building integrations to a messaging endpoint and offering messaging as just another product in their suite. We believe that messaging and AI are the foundation for conversational experiences, which transform how agents operate and how brands engage with consumers across service, sales, marketing, and brick and mortar. Brands must adapt their contact centers to an asynchronous messaging environment and leverage a combination of human agents, bots and AI to achieve scale and efficiencies.

We believe that our differentiated approach to enterprise conversations, combined with our unique technology and expertise, has established the Company as a market leader, with an ability to deliver superior returns on investment:

•The Conversational Cloud, LivePerson’s enterprise-class digital customer conversation platform, was designed for AI-assisted and human-powered messaging in mobile and online channels. The platform is designed for security and scalability, offers the broadest ecosystem of messaging endpoints, is designed for ease of use, and features an AI engine custom built for enterprise conversations, intent recognition, robust real-time reporting, role-based real-time analytics, predictive intelligence, and innovations in customer satisfaction and connection measurement. Additionally, the Conversational Cloud is an open platform with pre-built, enterprise-grade integrations into back-end systems as well as the ability to work across NLU providers.

•The platform has expanded to power conversations across a broad spectrum of channels and use cases, from traditional sales and customer service, to marketing, social, email, advertising and brick and mortar.

•We believe we have a significant advantage in the form of a data moat built on billions of conversations across industries, geographies and use cases. This data is used to feed machine learning models that can understand and handle conversations, and can customize generative AI for enterprise-level performance and safety.

•LivePerson has deep domain expertise across verticals and messaging endpoints, a global footprint, referenceable enterprise brands and a team of technical, solutions and consulting professionals to assist customers along their transformational journeys.

We believe this focus on technological innovation, expertise and enterprise-class capabilities is positioning LivePerson as a leader in digital customer conversations.

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

•social media, social listening, messaging, AI, bots, e-commerce, and/or data and data analytics companies, such as Facebook, Google, and WeChat, which may leverage their existing or future capabilities and consumer relationships to offer competing business-to-business solutions; and

•customers that develop and manage their messaging solutions in-house.

Technology

Four key technological features distinguish the LivePerson services:

•LivePerson’s powerful Conversational AI capabilities have historically enabled brands to successfully automate conversations, and these tools are now made even more powerful with the advent of generative AI. To make generative AI systems usable for the enterprise, proprietary data integrations are required, along with Conversational AI test and release management capabilities, and the ability to leverage human feedback and customize models and other system behavior. LivePerson’s Conversational AI systems have these capabilities, and are integrated with best-in-class generative AI systems including OpenAI, Microsoft, Google, and others, situating the LivePerson technology stack to benefit from the anticipated growth in the generative AI space.

•We support our customers through a secure, scalable server infrastructure. Currently, in North America, our primary servers are hosted in a fully-secured, top-tier, third-party server center located in the Mid-Atlantic United States, and are supported by a top-tier backup server facility located in the Western United States. In Europe, our primary servers are hosted in a fully-secured, top-tier, third-party server center located in the United Kingdom (“U.K.”) and are supported by a top-tier backup server facility located in The Netherlands. In the Asia Pacific region, our primary and backup servers are hosted in fully-secured, top-tier, third-party server centers located in Australia. By managing our servers directly with in-house personnel, we maintain greater flexibility and control over the production environment allowing us to be responsive to customer needs and to continue to provide a superior level of service. Utilizing scalable network infrastructure and protocols, our network, hardware and software are designed to accommodate our customers’ demand for secure, high-quality 24/7 service, including during peak times such as the holiday shopping season. Beginning in 2020, we began projects to migrate some or all of our infrastructure to the public cloud; this migration remains ongoing.

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

Network Architecture and Security. Our network is scalable. Our backup data is housed in separate locations from our primary hosting facilities. We comply with security standards such as SOC 2 (System and Organization Controls) and payment card industry (“PCI”) Data Security Standards. For increased security, through a multi-layered approach, we use advanced endpoint detection and response and offer enterprise encryption standards and employ third-party independent service providers (“Experts”) to further validate our systems’ security. We also enable our customers to mask certain sensitive data.

Government Regulation

We and our customers are subject to numerous laws and regulations applicable to our and their businesses throughout the world, including laws regarding data privacy, data protection, information security, cybersecurity, restrictions on the collection, use, storage, protection, disposal, transfer or other processing of consumer data, content, consumer protection, advertising, taxation, provision of online payment services (including credit card processing), and intellectual property rights, which are continuously evolving and developing. Compliance with these laws and regulations may be costly, and any failure to comply could have a material adverse effect on our and our customers’ reputation and results of operations.

Intellectual Property and Proprietary Rights

We own a portfolio of patents and patent applications in the United States and internationally and regularly file patent applications to protect intellectual property that we believe is important to our business. As of December 31, 2023, we have 286 patents issued in the U.S. and abroad, and 307 patents pending. We had 34 patents awarded in the U.S. during 2023, and added 144 global patents. Our patents cover Conversational AI and insights, messaging across various consumer channels, behavioral analytics and personalization, and agent effectiveness and call center operations.

We rely on a combination of patent, copyright, trade secret, trademark and other common law protections in the United States and other jurisdictions, as well as confidentiality requirements and contractual provisions, to protect our proprietary technology, processes and other intellectual property.

Human Capital Management

As a leading provider of digital customer conversation solutions, we are at the forefront of a consumer-led shift to Conversational AI, and our Conversational Cloud is setting the industry standard for this future.

As of December 31, 2023, we had approximately 1,095 full-time employees worldwide, located in more than 14 countries. Of these, 538 were located in the Americas, 343 in Europe, the Middle East, and Africa (“EMEA”), and 121 in APAC. Although we have statutory employee representation obligations in certain countries, our U.S. employees are not covered by collective bargaining arrangements. We believe we have good relations with our employees. For 2023, our key human capital management efforts focused on the following:

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

Our employee resource groups create networking opportunities, support professional development, enhance employee engagement and morale and provide feedback on our programs, policies, and initiatives. We support employee training and development through our online Learning Management Systems which provides access to LivePerson product and process training. In addition, employees have access to more than 28,000 learning courses focused on a myriad of topics that include: professional skills, technical skills, leadership skills, communication skills, time management skills, AI and machine learning, project management, professional certification prep courses, and additional topics that support an engaged and balanced workforce. We encourage employees to create developmental goals to support their ongoing learning.

Diversity, Equity, Inclusion and Accessibility (“DEI&A”). DEI&A is core to our global strategy. We believe that diverse and inclusive teams foster innovation, creativity and productivity. We have invested resources in this area for some time, including retaining a dedicated leader to focus on our global diversity recruiting practices, working with diversity recruiting platforms and investing in recruiting events in the U.S. and EMEA to help us connect underrepresented talent to open positions, and intend to continue to enhance and improve our efforts.

We are committed to fostering a diverse and inclusive workplace that celebrates different perspectives, cultures, and experiences. We regularly measure the representation of women and minority groups in the Company, including in leadership and technical positions, and will continue our ongoing efforts to increase hiring of employees from these groups. This year we engaged employees around the globe in programs designed to create a shared understanding of DEI&A concepts and practices. Our technical and product teams received inclusive design training, and our Employee Resource Groups expanded their reach and hosted our third annual Women in Tech Summit. We are also committed to equal pay for equal work. As part of that commitment, we run a pay equity analysis when we conduct our annual compensation assessments and when we grant equity. Our employee-led DEI&A Council plays a pivotal role in setting strategies, providing guidance, and implementing programs and policies that promote diversity, equity, inclusivity and accessibility. The 2023 calendar year culminated with the publishing of our first DEI&A report.

Website Access to Reports

We make available on our website (ir.liveperson.com), our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the Securities and Exchange Commission (“SEC”). The Company’s website address provided above is not intended to function as a hyperlink, and the information on the Company’s website is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference herein. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors

The following are certain of the important risk factors that make an investment in our securities speculative or risky. The risks described below are not the only ones we face. Additional risks not presently known to us, or that we currently deem to be immaterial, could also materially and adversely affect our business, results of operations, financial condition, cash flows or prospects, or the price of our outstanding securities.

Summary of Risk Factors

Our business is subject to risks and uncertainties that make an investment in our securities speculative or risky and could materially adversely affect our business, results of operations, financial condition, cash flows or prospects, or the price of our outstanding securities. These risks are discussed more fully below and include:

•Supporting our customer base strains our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.
•The success of our business depends on retention of existing customers and their purchase of additional services, and attracting new customers.
•Our business depends significantly on our ability to retain our key personnel, attract new personnel, and manage attrition.
•Our Gainshare program offers contingent pricing and if we are unsuccessful at achieving customer objectives, the program could result in operating losses.
•Our expansion into new products, services, and technologies could subject us to additional risks.
•If we do not successfully integrate past or potential future acquisitions, we may not realize the expected business or financial benefits and our business could be adversely impacted.
•We may not be able to refinance our substantial indebtedness before it becomes due. In addition, capital needs necessary to execute our business strategy could increase substantially. There is a significant risk that we may not be able to secure necessary financing on commercially reasonable terms, or at all.
•Our sales cycles can be lengthy, and the timing of sales can cause our operating results to vary significantly.
•Delays in our implementation cycles could have an adverse effect on our results of operations.
•Our quarterly revenue and operating results may fluctuate significantly, which may cause a substantial decline in the trading price of our securities.
•In the past we have experienced losses, we had an accumulated deficit of $857.0 million as of December 31, 2023 and we may incur losses in the future.
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
•We provide service-level commitments to certain customers. If we do not meet these contractual commitments, we could be obligated to provide credits or refunds or face contract terminations, which could adversely affect our revenue and harm our reputation.
•Failure to license necessary third-party software for use in our products and services, or failure to successfully integrate third-party software, could cause delays or reductions in our sales, or errors or failures of our service.
•Our business is subject to a variety of U.S. and international laws and regulations regarding privacy, data protection, and AI, and increased public scrutiny of privacy, security, and AI issues could result in increased government regulation, industry standards, and other legal obligations that could adversely affect our business.
•We are the subject of a number of ongoing actions that have resulted in significant expense, and adverse developments in our ongoing actions and/or future actions could have a material adverse effect on our business results of operations and financial condition.
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
•Future regulation of the internet or mobile devices may result in decreased demand for our services and increased costs of doing business.
•Our products and services may infringe upon intellectual property rights of third parties and any infringement could require us to incur substantial costs and may distract our management.
•Our business and prospects would suffer if we are unable to protect and enforce our intellectual property rights.
•Issues in the use of AI in our product offerings or by our vendors may result in reputational harm or liability.
•Our results of operations may be adversely impacted due to our exposure to foreign currency exchange rate fluctuations.
•We may be unsuccessful in expanding our operations internationally due to additional regulatory requirements, tax liabilities, currency exchange rate fluctuations, and other risks, which could adversely affect our results of operations.
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
•We may not have the ability to raise the funds necessary to settle conversions of our outstanding convertible debt securities in cash or to repurchase them upon a fundamental change, and any future debt may contain limitations on our ability to pay cash upon conversion or repurchase of our outstanding convertible debt securities.
•The conditional conversion feature of our outstanding convertible debt securities, if triggered, may adversely affect our financial condition and operating results.
•The accounting method for convertible debt securities that may be settled in cash, such as our outstanding convertible debt securities, could have a material effect on our reported financial results.
•The capped call transactions may affect the value of our outstanding convertible debt securities and our common stock.

•Our stock price has been, and may continue to be, highly volatile, which could reduce the value of your investment and subject us to litigation.
•Our common stock is traded on more than one market and this may result in price variations.
•Provisions in our charter documents, Delaware law and the indentures for our outstanding convertible debt securities could discourage, delay or prevent a takeover that stockholders may consider favorable.

Risks Related to Operating our Business

Supporting our customer base strains our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.

We anticipate that additional investments in our internal infrastructure, research, and customer support and development will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our services, to expand into new geographic areas, and to scale with our overall growth. The additional investments we are making will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term, and there can be no assurance that they will be successful or meet our customers’ needs.

We regularly upgrade or replace our various software systems. If the implementations of these new applications are delayed, or if we encounter unforeseen problems with our new systems or in migrating away from our existing applications and systems, our operations and our ability to manage our business could be negatively impacted.

Our success depends in part upon the ability of our senior management to manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. To optimize the performance of our business, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan and the market price of our securities could decline.

The success of our business depends on retention of existing customers and their purchase of additional services, and attracting new customers.

Our customers typically subscribe for our services for a twelve-month term and have no obligation to renew their subscription after expiration of the twelve-month term. In some cases, our agreements are terminable or may terminate upon 30 to 90 days’ notice without penalty. If a significant number of our customers, or any one customer to whom we provide a significant amount of services, were to terminate services, reduce the amount of services purchased, or fail to purchase additional services, our results of operations may be negatively and materially affected. Dissatisfaction with the nature or quality of our services as well as reductions in our customers’ spending levels, or declines in customer activity as a result of general economic conditions or uncertainty in financial markets, could also lead customers to terminate our service.

We depend on monthly fees and interaction-based fees from our services for substantially all of our revenue. As part of our strategy, we frequently offer customers subscriptions with interaction-based fees. While this interaction-based fee model has demonstrated success in our business to date, it could potentially produce greater variability in our revenue as revenue in this model is impacted by the number of interactions that our customers generate through use of our products. Because of the historically small amount of services sold in initial orders, we depend significantly on the growth of our customer base and sales to new customers and sales of additional services to our existing customers. Our revenue could decline unless we are able to obtain additional customers or alternate revenue sources.

Our business depends significantly on our ability to retain our key personnel, attract new personnel, and manage attrition.

Our success depends largely on the continued services of our senior management team. We have had recent changes in our senior management team, including the appointment of a new Chief Executive Officer at the end of 2023. The loss of one or more members of senior management could have a material adverse effect on our business, results of operations, and financial condition. We are also substantially dependent on the continued service of other key personnel, including key sales executives responsible for revenue generation and key development personnel accountable for product and service innovation and timely development and delivery of upgrades and enhancements to our existing products and services. Changes to senior management and key employees could also lead to additional unplanned losses of key employees. The loss of key employees could seriously harm our ability to release new products and services and upgrade existing products and services on a timely basis, and put us at a competitive disadvantage.

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

Following the onset of the global novel coronavirus disease (“COVID-19”) pandemic, we vacated most of our physical offices around the world, and transitioned to a work-from-anywhere model. While we have been able to operate effectively from remote locations, the long-term impact of such work arrangements remains unknown. For example, such remote work arrangements may present workplace culture challenges.

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

The Company has developed Gainshare, a fully managed solution where LivePerson provides messaging and AI automation technology as well as labor, automation, and end-to-end program management. Gainshare pricing is contingent on the degree to which a customer achieves its financial objectives, such as increased revenue or reduced operating costs. If we are unsuccessful in achieving these objectives for our customers (including as a result of broader market events, such as inflation and recessionary pressures or decreased consumer confidence), it will reduce the revenue that we recognize from Gainshare and could result in our operating the program at a financial loss, which could have a materially adverse impact on our financial results.

Our expansion into new products, services, and technologies could subject us to additional risks.

We have invested in new products, services, and technologies. We may have limited or no experience in new market segments that we enter or new services that we decide to offer, and customers may not choose to buy or use our service offerings. These offerings, which can present new and difficult technology challenges, may subject us to claims if customers of these offerings experience service disruptions or failures or other quality issues. Our newer activities may involve significant risks and uncertainties, including diversion of resources and management attention from current operations, as well as, in certain circumstances, the use of alternative investment, governance, or revenue strategies that may fail to adequately align incentives across our business or otherwise accomplish our objectives. In addition, new and evolving products, services, and technologies, including those that use AI, machine learning, and blockchain, can raise ethical, technological, legal, regulatory, and other challenges, which may negatively affect our business and demand for our products and services. Profitability, if any, in our newer activities may not meet our expectations, and we may not be successful enough in these newer activities to recoup our investments in them. Failure to realize the benefits of amounts we invest in new technologies, products, or services could result in the value of those investments being written down or written off.

If we do not successfully integrate past or potential future acquisitions, we may not realize the expected business or financial benefits and our business could be adversely impacted.

As part of our business strategy, we have made and may continue to make acquisitions to add complementary businesses, products, technologies, revenue and intellectual property rights. Acquiring and integrating technology companies presents unique risks including difficulties in adapting and developing new software technologies and systems protocols, increased software integration expenses, and incompatibility of acquired technologies. Acquisitions and investments also involve numerous other risks to us, including:

• potential failure to achieve the expected benefits of the combination or acquisition;

• inability to generate sufficient revenue to offset acquisition or investment cost;
• difficulties in integrating operations, technologies, products, and personnel;
• diversion of financial and management resources from efforts related to existing operations;
• risks of entering new markets in which we have little or no experience or where competitors may have stronger market positions;
• potential loss of our existing key employees or key employees of the company we acquire;
• inability to maintain relationships with customers and partners of the acquired business;
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

As we implement the transition of our technology infrastructure to the public cloud, we may need to divert resources and management attention away from other important business operations. While we plan to implement business contingency and other plans to facilitate continuous internet access, sustained or concurrent service denials or similar failures could limit our ability to provide our customers access to cloud-based services or otherwise operate our business. Additionally, we may experience issues with customer migration, as many of our customers may not migrate to cloud-based technologies on a timely basis or at all or may choose not to utilize our products and services during and after our transition to cloud-based technologies, which could negatively impact our revenue. Additionally, we may experience difficulties as we manage these changes and transition our technology infrastructure to the public cloud, including loss or corruption of data, interruptions in service and downtime, increased cyber threats and activity, delayed financial reporting, unanticipated expenses including increased costs of implementation and of conducting business, and lost revenue. Although we plan to conduct design validations and user testing, these may cause delays in transacting our business due to system challenges, limitations in functionality, inadequate management or process deficiencies in the development and use of our systems. Difficulties in implementing or an inability to effectively implement our migration plans could disrupt our operations and harm our business.

As we increase our reliance on public cloud infrastructure, our products and services will become increasingly reliant on continued access to, and the continued stability, reliability, and flexibility of third-party public cloud services. Additionally, we may in the future be unable to secure additional cloud hosting capacity on commercially reasonable terms or at all. If any of our public cloud providers increases pricing terms, terminates or seeks to terminate our contractual relationship, establishes more favorable relationships with our competitors, or changes or interprets their terms of service or policies in a manner that is unfavorable to us, we may be required to transfer to another provider and may incur significant costs and experience service interruptions. We have limited control over the public cloud operations and facilities on which we plan to host our technology infrastructure. Any changes in third-party service levels or any disruptions or delays from errors, defects, hacking incidents, security breaches, computer viruses, misconfigurations, distributed denial of service attacks, bad acts or performance problems could harm our reputation, damage our customers’ businesses, and harm our business. Our public cloud providers are also vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, war, public health crises, such as COVID-19, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. Although our transition and migration to the public cloud may increase our risk of liability and cause us to incur significant technical, legal or other costs, we may have limited remedies against third-party providers in connection with such liabilities.

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

We may not be able to refinance our substantial indebtedness before it becomes due. In addition, capital needs necessary to execute our business strategy could increase substantially. There is a significant risk that we may not be able to secure necessary financing on commercially reasonable terms, or at all.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to refinance our outstanding indebtedness. In particular, we have $517.5 million in aggregate principal amount of 0% Convertible Notes due in December 2026. From time to time, we have explored, and expect to continue to explore, a variety of transactions to improve our liquidity and/or to refinance our indebtedness, including issuing new debt or equity and repurchasing outstanding notes in the open market with available liquidity. We cannot assure you that we will enter into or consummate successfully any liquidity-generating or debt refinancing transactions, and we cannot currently predict the impact that any such transactions, if consummated, would have on us.

In the recent past, we have obtained financing principally through the sale of convertible notes which required minimal interest payments. If additional funds are raised through the issuance of debt or preferred equity securities, or borrowing from financial institutions under credit facilities, these instruments could require materially higher interest payments than we have historically paid, have rights, preferences, and privileges senior to holders of common stock, and could have terms that impose restrictions on our operations. If additional funds are raised through the issuance of additional equity or convertible securities, our stockholders could suffer dilution. We cannot assure you that additional funding, if required, will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund any potential expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited. Those limitations would materially and adversely affect our business, results of operations, cash flows, and financial condition. If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of the agreements governing our indebtedness, and as a result, we could be forced into bankruptcy or liquidation.

Our sales cycles can be lengthy, and the timing of sales can cause our operating results to vary significantly.

The sales cycle for our products can be several months or more and varies substantially from customer to customer, particularly for sales to enterprise customers. Because we sell complex, integrated solutions, it can take many months to close sales as customers evaluate our product offering against available alternatives and define their requirements. We are often required to spend substantial time, effort, and money educating potential customers about the value of our offerings. The increasingly complex needs of our customers can further contribute to a longer sales cycle.

Additionally, our quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter’s total sales occur in the last month, weeks and days of each quarter. This makes prediction of revenue especially difficult and uncertain and increases the risk of unanticipated variations in our results of operations. In addition, historically a large portion of our revenue has derived from large orders from large clients. Consequently, delays in the closing of sales, especially from large clients, could have a material impact on the timing of revenue and results of operations.

Delays in our implementation cycles could have an adverse effect on our results of operations.

Certain of our products require some implementation services, including but not limited to training our customers. As an open platform, we also work with other third parties on implementing a variety of integrations into our platform. We have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag has typically ranged from 30 to 90 days, it may take more time between contract signing and recognizing revenue in certain situations. If we experience delays in implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. If new or existing customers cancel or have difficulty deploying our products or require significant amounts of our professional services, support, or customized features, revenue recognition could be canceled or delayed and our costs could increase, which could negatively impact our operating results.

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

Our services typically appear under the LivePerson brand or as a LivePerson-branded icon on our customers’ websites. The customer service operators who respond to the inquiries of our customers’ users are employees or agents of our customers or independent consultants rather than employees of LivePerson. As a result, we are not able to control the actions of these operators and the impression that such operator leaves the user with whom they interact. A user may not know that the operator is not a LivePerson employee. If a user were to have a negative experience in a LivePerson-powered real-time dialogue, it is possible that this experience could be attributed to us, which could diminish our brand and harm our business. Additionally, we have no control over the content of our customers’ websites on which our website chat icon appears.

Environmental, social and governance (“ESG”) matters may increase our costs, harm our reputation, or otherwise adversely impact our business.

    Governmental authorities, non-governmental organizations, rating agencies, customers, investors, employees, and other stakeholders are increasingly focused on ESG concerns, such as diversity and inclusion, climate change, sustainability, social responsibility, and corporate governance and transparency. This focus on ESG concerns could result in increased costs and complexities of compliance, including with respect to collecting, measuring, and reporting ESG-related information in connection with expanding mandatory and voluntary reporting, diligence and disclosure requirements. Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment, which could negatively impact our share price as well as our access to and cost of capital. Responding to ESG considerations and implementation of our ESG goals and initiatives involves risks and uncertainties, requires investments, and depends in part on third-party performance or data that is outside of our control. In addition, some stakeholders may disagree with our ESG goals and initiatives, and we could be criticized for the timing, scope or nature of our ESG goals or initiatives. If we fail to meet our goals and initiatives or otherwise do not act responsibly, or if we are perceived to not be acting responsibly, in key ESG areas, we risk negative stockholder reaction, including from proxy advisory services, as well as damage to our reputation, loss of customers or business partners, inability to attract and retain employee talent, and other material adverse effects on our business, results of operations and cash flows.

Risks Related to our Financial Condition and Operating Results

Our quarterly revenue and operating results may fluctuate significantly, which may cause a substantial decline in the trading price of our securities.

Our quarterly revenue and operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control. Some of the important factors that may cause our revenue and operating results to fluctuate include:
•our ability to attract and retain new customers;
•our ability to retain and increase sales to existing customers;
•demand from customers for our services;
•our ability to innovate and provide new services to current and future customers;
•our ability to add AI, machine learning, and automation into our services;

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
•continued adoption by users of conversational AI and web and mobile-based conversation technology;
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

In the past we have experienced losses, we had an accumulated deficit of $857.0 million as of December 31, 2023 and we may incur losses in the future.

We have in the past experienced, and we may in the future experience, losses and negative cash flow, either or both of which may be significant. We recorded a net loss of $100.4 million for the year ended December 31, 2023, and as of December 31, 2023, our accumulated deficit was approximately $857.0 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our securities.

The non-payment or late payment of amounts due to us from a significant number of customers may negatively impact our financial condition or make it difficult to forecast our revenues accurately.

During 2023, we increased our allowance for credit losses from $9.2 million to approximately $9.3 million. During 2022, we increased our allowance for credit losses from $6.3 million to approximately $9.2 million. We base our allowance for credit losses on specifically identified credit risks of customers, historical trends, and other information that we believe to be reasonable. A large proportion of receivables is due from larger corporate customers that typically have longer payment cycles. We adjust our allowance for credit losses when accounts previously reserved have been collected. As a result of increasingly long payment cycles, we have experienced unanticipated fluctuations in our revenues from period to period. Any failure to achieve anticipated revenues in a period could cause the market price of our securities to decline.

There are inherent limitations on the effectiveness of our controls.

In fiscal 2022, we identified a material weakness in our internal controls. Although this material weakness has been remediated, there can be no assurance that similar control issues will not be identified in the future. If we cannot remediate future material weaknesses or significant deficiencies in a timely manner, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and our ability to prepare financial statements within required time periods, could be adversely affected.

We do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that resource constraints exist, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate due to changes in conditions or deterioration in the degree of compliance with policies or procedures. Failure to maintain effective internal controls could result in violations of applicable securities laws, stock exchange listing requirements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and our ability to access capital markets.

Because we recognize revenue from subscriptions for our service over the term of the subscription, declines in our business may not be immediately reflected in our operating results.

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

We review our goodwill for impairment at least annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. As discussed in Note 5 – Goodwill and Intangible Assets, Net in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K, we have experienced impairments in the past, and from time to time, we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in a negative impact on our results of operations. As a result of the Company’s annual goodwill impairment test in the third quarter of 2023, the Company recorded a non-cash impairment charge of $11.9 million in the consolidated statements of operations during the year ended December 31, 2023, to recognize the impairment of goodwill in the WildHealth reporting unit. As a result of our impairment test in the third quarter of 2023, the Company recognized an immaterial non-cash impairment charge of $3.0 million included in the cost of revenue in the consolidated statements of operations, related to our intangible assets – developed technology associated with WildHealth.

Risks Related to Industry Dynamics and Competition

If we are unable to develop and maintain successful relationships with partners, service partners, social media, and other third-party consumer messaging platforms and endpoints, our business, results of operations, and financial condition could be adversely affected.

We believe that continued growth for companies in our industry depends, in part, on enabling brands to connect with consumers across consumers’ preferred conversational channels and messaging endpoints, such as SMS, Facebook Messenger, WhatsApp, Apple Business Chat, Google Rich Business Messenger, Line, Kakao Talk, Instagram, and WeChat. In order to grow our business, we have identified and developed, and maintain, strategic relationships with many key technology partners. As part of our growth strategy, we plan to further develop partnerships and specific solution areas with additional technology partners. We typically rely on our strategic partners and third-party service providers to supplement our own subject matter expertise and to leverage industry best practice, provide enhanced products and services, and reduce costs. If we fail to establish these relationships in a timely and cost-effective manner or at all, if these strategic partners or third-party service providers fail to provide the services expected, or if we lose any or all of our current relationships, then our business, results of operations, and financial condition could be adversely affected. Replacing a strategic relationship could also take a long time and result in increased expenses. Additionally, even if we are successful at developing these relationships, but there are problems or issues with the integrations, or our ability to scale and onboard our customers onto new endpoints, our reputation and our ability to grow our business may be adversely affected.

We have announced plans to migrate our technology infrastructure to the public cloud and may in the future be unable to secure additional cloud hosting capacity on commercially reasonable terms or at all. If any of our public cloud providers increases pricing terms, terminates or seeks to terminate our contractual relationship, establishes more favorable relationships with our competitors, or changes or interprets their terms of service or policies in a manner that is unfavorable to us, we may be required to transfer to another provider and may incur significant costs and experience service interruptions.

If we are unable to effectively operate on mobile devices, our business could be adversely affected.

We have extended our products and services to support messaging on mobile phone and tablet applications belonging to our company and our customers. If the mobile solutions we have developed do not meet our customers’ needs or the needs of their website visitors, we may fail to retain existing customers and we may have difficulty attracting new customers. Such solutions also present risks related to privacy and security, which could subject us to investigations, litigation, or reputational harm. If we are unable to rapidly innovate and grow mobile revenue, or if we incur excessive expenses in this effort, our financial performance and ability to continue to grow overall revenue may be negatively affected.

Additionally, our mobile phone and tablet applications and those of our customers depend on their interoperability with popular mobile operating systems, networks, and standards that we and they do not control, such as Android and iOS operating systems, and any changes in such systems and terms of service that degrade the functionality of our solutions or give preferential treatment to competitive products could adversely affect our revenue. We may not be successful in developing products that operate effectively with these technologies, systems, networks, or standards. As new devices and platforms are released, it is difficult to predict the challenges we may encounter in developing versions of our solutions for use on these alternative devices.

The markets in which we participate are highly competitive, and we may lose customers and revenue if we are not able to innovate or effectively compete.

The markets for mobile and online business messaging, digital engagement and AI technology are intensely competitive, rapidly changing, and characterized by aggressive marketing, pricing pressure, evolving industry standards, rapid technology developments, and frequent new product introductions. We believe that competition will continue to increase as our current competitors increase the sophistication of their offerings and as new participants enter the market, which may cause additional pressure. If we are unable to accurately anticipate technology developments and continue to innovate in the markets in which we compete and develop successful integrations with third-party consumer messaging platforms, AI providers, and endpoints, or our competitors are more successful than us at developing compelling new products, services, and integrations, or at attracting and retaining customers, we may lose revenue and market share and our operating results could be adversely affected.

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
•social media, social listening, messaging, AI, bots, e-commerce, and/or data and data analytics companies, such as Meta Platforms, Google and WeChat, which may leverage their existing or future capabilities and consumer relationships to offer competing B2B solutions; and
•customers that develop and manage their messaging solutions in-house.

In addition, many of our current and potential competitors have substantial competitive advantages, such as greater brand recognition, significantly larger financial, marketing, and resource and development budgets, access to larger customer bases, larger and more established marketing and distribution relationships, and/or more diverse product and service offerings. As a result, these competitors may be able to respond more quickly and effectively than we can to any change in the general market acceptance of messaging services or any new or changing opportunities, technologies, standards, pricing strategies, or customer requirements. Also, because of these advantages, potential customers may select a competitor’s products and services, even if our services are more effective. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

We may be unable to respond to rapid technological change and changing customer preferences in the online sales, marketing, customer service, and/or online e-commerce industries and this may harm our business.

If we are unable, for technological, legal, financial, or other reasons, to adapt in a timely manner to changing market conditions in the online sales, marketing, customer service, and/or e-commerce industries or our customers’ requirements or preferences, our business, results of operations, and financial condition would be materially and adversely affected. Online business is characterized by rapid technological change. Sudden changes in customer and consumer requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry and regulatory standards and practices including without limitation data privacy, security, and AI standards, could render the LivePerson services and our proprietary technology and systems obsolete. The rapid evolution of these products and services requires that we continually improve the performance, features and reliability of our services. Our success depends, in part, on our ability to:
•enhance the features and performance of our services;
•develop and offer new services that are valuable to companies doing business online; and
•respond to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.
If any of our new services, including upgrades to our current services, do not meet our customers’ or consumers’ expectations, we could lose customers and our business may be harmed. Updating our technology may require significant additional capital expenditures.

Our failure to update our technology or expand our operations in an efficient manner could cause our expenses to grow, our revenue to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business, results of operations, and financial condition.

Downturns in the global economic environment or in particular industries in which our sales are concentrated may adversely affect our business and results of operations.

The U.S. and other global economies have experienced in the past and could in the future experience economic downturn that affects all sectors of the economy, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Further, there is increased uncertainty regarding social, political, immigration and trade policies in the U.S., which could impact our global operations and our business. Global credit and financial markets have in the past experienced extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business has been affected by these conditions in the past and could be similarly impacted in the future by any downturn in global economic conditions.

Our business is, and will continue to be, dependent on sales to customers in the telecommunications, financial services, retail, travel, consumer/retail, automotive, and technology industries. A downturn in one or more of these industries could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. In the event that industry conditions deteriorate in one or more of these industries, we could experience, among other things, cancellation or non-renewal of existing contracts, reduced demand for our products and reduced sales. Weak economic conditions may cause our customers to experience difficulty in supporting their current operations and implementing their business plans. Our customers may reduce their spending on our services, may not be able to discharge their payment and other obligations to us, may experience difficulty raising capital, or may elect to scale back the resources they devote to customer service and/or sales and marketing technology, including services such as ours. Economic conditions may also lead consumers and businesses to postpone spending, which may cause our customers to decrease or delay their purchases of our products and services.

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

Risks Related to Security Vulnerabilities and Service Reliability

Failures or security breaches in our services or systems, those of our third-party service providers, customers or partners, including those resulting from cyber-attacks, security vulnerabilities, defects, or errors, could harm our business.

Our products and services involve the storage and transmission of proprietary information and personal data related to our customers and their users, employees and consumers. Theft and security breaches expose us to a risk of improper use, disclosure or loss of such information, which could result in litigation, regulatory investigation, and potential liability.

In the period prior to the completion of our public cloud migration, we are exposed to risks inherent in maintaining the stability and security of our legacy infrastructure due to prior customization, aging and obsolescence of related legacy systems and third-party technologies. Because our customers are, and may continue to be, dependent upon these legacy systems, we also face an increased level of embedded risk in maintaining the legacy systems. Moreover, our ability to timely mitigate, manage and patch vulnerabilities related to legacy systems and related legacy third-party technologies could impact our system security as well as our day-to-day operations, and the deployment of technology enhancements and innovation. In addition, we face risks related to recently acquired businesses and in-process integration of related technologies and platforms. If our operational systems, or those of external parties on which our business depends, are unable to meet our or our customers’ business and operations requirements, or if they fail, have other significant shortcomings or are impacted by cyber-attacks, we could be materially and adversely affected.

We experience cyber-attacks of varying degrees on a regular basis in the ordinary course of our business. Our security measures may also be breached and such breach may be difficult to contain—due to employee or other error, lack of appropriately restricted technical and administrative or privileged access controls, intentional malfeasance and other third-party acts, and system errors or vulnerabilities, including vulnerabilities of our third-party service providers, our customers, partners, or otherwise. We have announced plans to move our technology infrastructure to the public cloud, which will require us to rely on third-party cloud providers to maintain appropriate safeguards.

Additionally, following the COVID-19 pandemic, we elected to maintain a globally distributed, substantially remote workforce. Remote working arrangements may increase the risk of cybersecurity incidents or data breaches. Our use of employees and contractors from countries with higher rates of cybercrime and whose privacy laws reduce our ability to perform full background checks may increase risk of a cybersecurity incident or data breach, including insider risk.

Any breach or unauthorized access, or attempts by outside parties to fraudulently induce employees, users, vendors, or customers to disclose sensitive information in order to gain access to our data or data of our customers, users, experts, or consumers, including, but not limited to, individual personal information and financial credit or debit card data that is protected by law or contract, could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business.

While we continue to take measures to enhance our information security program and safeguard our products and services, cybersecurity threats and vulnerabilities in desktop computers, mobile phones, smartphones and handheld devices, as well as cyber-attacks, cybersecurity threats, malicious actors and other security incidents continue to evolve in sophistication and frequency industry-wide and there can be no assurance that we can prevent all security risks. Furthermore, while the Company has designed an information security program to protect our information systems from cybersecurity threats, and to ensure the confidentiality, integrity and availability of systems and information used, owned or managed by the Company related to our employees, our customers and their users, implementation of the supporting controls has coverage gaps and weaknesses and potential for human error that could provide threat actors a window of time to exploit such weaknesses before they are addressed.

The goal of the information security program is to manage risks in a prioritized fashion; however, control gaps and/or effectiveness, resource constraints, and execution failure can pose cybersecurity risk to LivePerson. In addition, although we work to continuously improve our internal controls and procedures on cybersecurity incident management, prevention, detection, mitigation, response, and recovery, we may be unsuccessful in detecting, reporting or responding to these events in a timely manner, accurately assessing the severity of an event, or sufficiently preventing, limiting, or containing harm arising out of an event.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly evolving in sophisticated ways to avoid detection and often are not recognized until launched against a target, it may be difficult or impossible for us to anticipate or identify these techniques or to implement adequate preventative measures. And while technological advancements enable more data and processes, such as mobile computing and mobile payments, they also increase the risk that cyber-attacks and other security incidents will occur. Additionally, the global threat of cyber-attacks has increased in response to the Russia-Ukraine War. An advanced threat actor of high sophistication, such as a nation state, with essentially unlimited resources, poses a significant risk to LivePerson and arguably all similarly situated firms with LivePerson’s size and resources. A significant cyber-attack, or a security incident of any magnitude that is profiled in the media, involving our, our third-party service providers’ or our customers’ systems, could result in material harm to our brand and reputation, and our ability to deliver our services or retain customers, and expose us to lawsuits, regulatory investigations, and significant damages, fines or penalties.

Moreover, our customers may authorize third-party access to their customer data located in our cloud environment. Because we do not control the transmissions to customer-authorized third parties, or the processing of such data by customer-authorized third parties, we cannot ensure the integrity or security of such transmissions or processing. Because our services are responsible for critical communication between our customers and consumers, any security failures, defects or errors in our components, materials or software or those used by our customers could have an adverse impact on us, on our customers and on the end users of their websites and applications. Such adverse impact could include a decrease in demand for our services, damage to our reputation and to our customer relationships, legal exposure, and other financial liability or harm to our business.

We may be liable if third parties access or misappropriate confidential or personal data from our systems or services.

The dialogue transcripts of the text-based chats, email interactions and other interactions between our customers and their users may include sensitive and/or personally identifiable information such as personal contact and demographic information, financial information, personal health matters, and account numbers. Although we employ and continually test and update our security measures to protect this information from unauthorized access, it is still possible that our security measures could be breached and such a breach could result in unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. These risks could arise from acts of external parties or from acts or omissions of employees or third-party service provider personnel to whom we have granted access to our systems, including if the information systems used by such third parties are penetrated or compromised by an insider or by external third parties. Because the techniques employed by hackers to obtain unauthorized access or to sabotage systems change frequently and are becoming more sophisticated in circumventing security measures and avoiding detection, we may be unable to anticipate all techniques or to implement adequate preventative measures. Any security breach could result in disclosure of our trade secrets or disclosure of confidential customer, supplier or employee data. If third parties were able to penetrate our network security or otherwise copy and/or misappropriate personal data relating to our customers’ users or the text of customer service inquiries, our competitive position may be harmed and we could be subject to liability. In the event of a security incident, we could be required to comply with a myriad of breach notification laws at the state, federal and international level, which may cause business disruption and extensive notification costs, and could lead to penalties, government investigations and lawsuits for compliance failures. We may as a result of a security incident be deemed out of compliance with U.S. federal and state laws, international laws, securities laws or contractual commitments, and we may be subject to government investigations, lawsuits, fines, criminal penalties, statutory damages, and other costs to respond to breach or security incidents, which could have a material adverse effect on our business, results of operations, and financial condition. We may incur significant costs to protect against the threat of security breaches or to mitigate the harm and alleviate problems caused by such breaches. While we currently maintain insurance coverage that may cover certain cyber security risks, such insurance coverage is subject to certain exclusions and exceptions and may be insufficient to cover all losses.

Furthermore, certain software and services that we use to operate our business are hosted and/or operated by third parties or integrated with our systems. As we expand our use of cloud-based services, we will increasingly rely on third-party cloud providers to maintain appropriate safeguards to protect confidential or personal data we receive. While we have conducted initial due diligence on these cloud providers with respect to their security and business controls, we may not have the visibility to effectively monitor the implementation, configuration, and efficacy of these controls. If third-party services do not have adequate security measures in place, experience service interruptions, or have their security breached, our business operations could be similarly disrupted and we could be exposed to liability and costly investigations or litigation. The risk of circumvention of our security measures or those of third parties on which we rely has been heightened by advances in computer and software capabilities and the increasingly complex techniques employed by, bad actors. In particular, supply-chain attacks have increased in frequency and severity, and there can be no assurance that third parties’ infrastructure in our supply chain or our third-party service providers’ supply chains have not been compromised.

The need to properly secure, and securely transmit and store, confidential information online requires caution and has shaped the e-commerce and online communications landscape, and increasingly has become an area of consumer and regulatory focus and concern. Any publicized compromise of security could deter people from using online services such as the ones we offer or from using them to conduct transactions, which involve transmitting confidential information. Because our success depends on the general acceptance and reputation of our services and electronic commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches.

We provide service-level commitments to certain customers. If we do not meet these contractual commitments, or if we suffer significant outages, we could be obligated to provide credits or refunds or face contract terminations, which could adversely affect our revenue and harm our reputation.

As is common for many cloud service providers, we offer service-level commitments in certain of our customer contracts, primarily related to uptime of our service. If we are unable to meet the stated service-level commitments or suffer periods of downtime that exceed the periods allowed under our customer contracts, whether due to downtime caused by us or our third-party service providers, which has occurred on several occasions in the past and could occur in the future (including in connection with the migration of our technology infrastructure to the public cloud), we may be contractually obligated to provide these customers with service credits and/or pay financial penalties, which could significantly impact our revenue. In addition, even if our contracts provide otherwise, these customers may attempt to terminate or reduce their contracts, which has occurred from time to time, and/or pursue other legal remedies. Recurring or extended service outages and the inability to recover our services and systems in a timely fashion could also cause damage to our reputation and result in substantial customer dissatisfaction or loss, could cause significant interruptions to our business operations, and could cause us to incur significant costs or divert the attention of our technical or other personnel to recover, all of which could adversely affect our current and future revenue and operating results.

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

In addition, we outsource certain critical business activities to third parties and plan to continue to do so. We rely in part on service providers and other third parties for various services, including, but not limited to, internet connectivity, network infrastructure hosting, security and maintenance, and utilize software and hardware from a variety of vendors. As a result, we rely upon the successful implementation and execution of the business continuity and repopulation planning of these providers. These providers may experience problems that result in slower than normal response times, interruptions in service or other operational failures. If we are unable to continue utilizing the third-party services that support our web hosting and infrastructure or if our services experience interruptions or delays due to existing third-party service providers, new third-party service providers or a transition between third-party service providers, our reputation and business could be harmed, and we may be exposed to legal and reputational risk, and significant remediation costs.
We also rely on the security of our third-party service providers to protect our proprietary information and information of our customers and their end users. IT system failures, including a breach of our or our third-party service providers’ data security, could disrupt our ability to function in the normal course of business by potentially causing, among other things, an unintentional disclosure of customer information or loss of information. Additionally, despite our security procedures or those of our third-party service providers, information systems may be vulnerable to threats such as computer hacking, ransomware, cyber-terrorism or other unauthorized attempts by third parties to access, obtain, modify or delete our or our customers’ data. Any such breach could have a material adverse effect on our operating results and our reputation as a provider of business collaboration and communications solutions and could subject us to significant penalties and negative publicity, as well as government investigations and claims for damages or injunctive relief under state, federal and foreign laws or contractual agreements.

We also depend on third parties for hardware and software. Such products could contain errors, defects, software bugs, material vulnerabilities, or inaccurate information that may be difficult to detect and correct, and could require us to incur significant costs or divert the attention of our technical or other personnel from our product development efforts. To the extent any such problems require us to replace such hardware or software, we may not be able to do so on acceptable terms, if at all.

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

Our services also depend on complex software which may contain defects, particularly when we introduce new versions. We may not discover software defects that affect our new or current services or enhancements until after they are deployed. It is possible that, despite testing by us, defects may occur in the software. These defects could result in:
•damage to our reputation;
•lost sales;
•contract terminations;
•loss of market share;
•delays in or loss of market acceptance of our products; and
•unexpected expenses and diversion of resources to remedy errors.
Our products are complex, and errors, failures, or “bugs” may be difficult to correct.

Our products are complex, integrating hardware, software and elements of a customers’ existing infrastructure. Despite quality assurance testing conducted prior to the release of our products, our software may contain “bugs” that are difficult to detect and fix. Any such issues could interfere with the expected operation of a solution, which might negatively impact customer satisfaction, reduce sales opportunities or affect gross margins. Depending upon the size and scope of any such issue, remediation may have a negative impact on our business. Our inability to cure an application or product defect, should one occur, could result in the failure of an application or product line, damage to our reputation, litigation, and/or product reengineering expenses. Our insurance may not cover or may be insufficient to cover expenses associated with such events.

Failure to license necessary third-party software for use in our products and services, or failure to successfully integrate third-party software, could cause delays or reductions in our sales, or errors or failures of our service.

We license third-party software that we incorporate into our products and services. In the future, we might need to license other software to enhance our products and meet evolving customer requirements. These licenses may not continue to be available on commercially reasonable terms or at all. Some of this technology could be difficult to replace once integrated. The loss of, or inability to obtain, these licenses could result in delays or reductions of our products and services until we identify, license and integrate or develop equivalent software, and new licenses could require us to pay higher royalties. If we are unable to successfully license and integrate third-party technology, we could experience a reduction in functionality and/or errors or failures of our products, which may reduce demand for our products and services.

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

Although we intend to migrate our technology infrastructure to the public cloud, a substantial majority of our computer and communications infrastructure is running in our private cloud on hardware that is located at a limited number of facilities in the United States, Europe, and Australia. Our systems, operations, and data centers are vulnerable to damage or interruption from earthquakes, fires, floods, hurricanes, other acts of nature, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, state-sponsored or other cyber-attacks or failures, pandemics or other public health crises, or similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our global data providers could be vulnerable to the physical effects of climate change, including increased frequency and duration of extreme weather events and natural disasters. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole. Our headquarters are located in New York City and we have a significant employee presence located in Israel, each of which regions has experienced acts of terrorism in the past. Our servers may also be vulnerable to computer viruses, break-ins, cyber-attacks, such as coordinated denial-of-service attacks or ransomware, or other failures, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. Although we have implemented security measures and data recovery capabilities, there can be no assurance that we will not suffer from business interruption, or unavailability or loss of data, as a result of any such events, or that data recovery would be complete or on a timeline expected by our customers. As we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide high quality service to our customers, such disruptions could negatively impact our ability to run our business, result in loss of existing or potential customers and increased expenses, and/or have an adverse effect on our reputation and the reputation of our products and services, any of which would adversely affect our operating results and financial condition.

Risks Related to Regulatory and Data Privacy Issues

Our business is subject to a variety of U.S. and international laws and regulations regarding privacy, data protection and AI, and increased public scrutiny of privacy, security and AI issues could result in increased government regulation, industry standards, and other legal obligations that could adversely affect our business.

We collect, process, store, and use personal data and other information generated during mobile and online messaging between brands and consumers and between experts and consumers. We post our privacy policies and practices on our websites and we also often include privacy commitments in our contracts. Our business is subject to numerous federal, state and international laws and regulations regarding privacy, data protection, personal information, security, data collection, storage, use and transfer, and the use of cookies and similar tracking technologies. To the extent that additional legislation regarding user privacy is enacted, such as legislation governing the collection and use of information regarding internet or mobile users through the use of cookies or similar technologies, the effectiveness of our services could be impaired by restricting us from collecting or using information that may be valuable to our customers and/or exposing us to lawsuits or regulatory investigations. The foregoing could have a material adverse effect on our business, results of operations, and financial condition.

U.S. and international privacy laws and regulations are evolving and changing, subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other rules. As we expand our operations in other countries, our liability exposure and the complexity and cost of compliance with data and privacy requirements will likely increase. Any failure by us to comply with our posted privacy policies, applicable federal, state or international laws and regulations relating to data privacy, data protection and AI, or the privacy commitments contained in our contracts, could result in proceedings against us by governmental entities, customers, consumers, watchdog groups or others, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the increased attention focused upon liability as a result of lawsuits and legislative proposals and enactments could harm our reputation or otherwise impact our business, results of operations and financial condition.

Laws and practices regarding handling and use of personal and other information by companies have come under increased public scrutiny, and governmental entities, consumer agencies and consumer advocacy groups have called for, and in many instances, enacted increased regulation and changes in industry practices. For example, we are subject to the European Union (“E.U.”) General Data Protection Regulation (“GDPR”), which imposes significantly greater compliance burdens on companies that control or process personal data of users primarily located in the E.U. and, for noncompliance, provides for considerable fines up to the higher of 20 million Euros or 4% of global annual revenue. Additionally, following the United Kingdom’s withdrawal from the E.U., we also are subject to the U.K. General Data Protection Regulation (“U.K. GDPR”), a version of the GDPR as implemented into the laws of the U.K. While the GDPR and U.K. GDPR remain substantially similar for the time being, the U.K. government has announced that it would seek to chart its own path on data protection and reform its relevant laws, including in ways that may differ from the GDPR. While these developments increase uncertainty with regard to data protection regulation in the U.K., even in their current, substantially similar form, the GDPR and U.K. GDPR can expose businesses to divergent parallel regimes that may be subject to potentially different interpretations and enforcement actions for certain violations and related uncertainty. The GDPR and U.K. GDPR also impose certain technological requirements that may, from time to time, require us to make changes to our services to enable LivePerson and/or our customers to meet legal requirements and may impact how data protection is addressed in our customer and vendor agreements. E.U. and U.K. regulators have issued numerous fines pursuant to the GDPR and U.K. GDPR, respectively. Ensuring compliance with the GDPR and U.K. GDPR is an ongoing commitment that involves substantial costs, and it is possible that despite our efforts, governmental authorities or third parties will assert that our services or business practices fail to comply. We also must require vendors that process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient, we could be subject to enforcement actions or investigations by Data Protection Authorities (including in the E.U. and U.K.) or lawsuits by private parties, and our business could be negatively impacted.

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

Additionally, complexity and regulatory compliance uncertainty under the GDPR regarding certain transfers of personal information from the European Economic Area (the “EEA”) to the United States and certain other third countries remains. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the E.U.-U.S. Privacy Shield Framework (the “E.U.-U.S. Privacy Shield”) under which personal information could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield program. Even though the CJEU decision upheld the standard contractual clauses (“SCCs”) as an adequate transfer mechanism, the decision created uncertainty around the validity of all E.U.-to-U.S. data transfers. On October 7, 2022, President Biden signed an Executive Order on “Enhancing Safeguards for United States Intelligence Activities,” which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new E.U.-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as an E.U. GDPR transfer mechanism to U.S. entities self-certified under the DPF. On October 12, 2023, the U.K. Extension to the DPF came into effect (as approved by the U.K. Government), as a U.K. GDPR data transfer mechanism to U.S. entities self-certified under the U.K. Extension to the DPF. We currently rely on the DPF and on a similar Swiss-US Data Privacy Framework to transfer certain personal data from the EEA and Switzerland, respectively to the United States and on the U.K. Extension to the DPF to transfer certain personal data from the U.K. to the United States. We also currently rely on the E.U. SCCs and the U.K. Addendum to the E.U. standard contractual clauses and the U.K. International Data Transfer Agreement as relevant to transfer personal data outside the EEA and the U.K. with respect to both intragroup and third-party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators.

If the transfer mechanisms we rely on are not sufficient and we are unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services and could adversely affect our financial results, and, until the legal uncertainties regarding how to legally continue transfers pursuant to the SCCs and other mechanisms are settled, we will continue to face uncertainty as to whether our efforts to comply with our obligations under the GDPR and U.K. GDPR will be sufficient. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity.

In addition to the changing regulatory landscape in the E.U. and the U.K., we are subject to U.S. laws and regulations at the state level, such as the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act (“CPRA”), which took effect on January 1, 2023 (the “CCPA”). Among other things, the CCPA gives California residents expanded data privacy rights, allowing consumers to opt out of certain data sharing with third parties, provides a private cause of action for data breaches, imposes additional obligations such as data minimization and storage limitations; on covered businesses; and forms a dedicated privacy regulator in California, the California Privacy Protection Agency, to implement and enforce the law. The CCPA marked the beginning of a trend toward more stringent state data privacy legislation in the United States, which may result in significant costs to our business, damage our reputation, and require us to amend our business practices, and could adversely affect our business, especially to the extent the specific requirements vary from those and other existing laws. Four such laws, in Virginia, Colorado, Connecticut, and Utah, have taken effect in 2023, and at least three more laws in Montana, Texas and Oregon are scheduled to take effect in 2024. Moreover, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. Many similar laws have been proposed at the federal and state level; accordingly, we also may be subject to additional compliance obligations as such legislation is considered and adopted, which may require us to modify our data processing practices and policies and incur substantial costs and expenses to comply.

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

We and our customers are subject to a number of laws and regulations in the United States and abroad, including laws related to conducting business on the internet and on mobile devices, such as laws regarding data privacy, data protection, information security, cybersecurity, restrictions or technological requirements regarding the collection, use, storage, protection, disposal, transfer or other processing of consumer data, content, consumer protection, internet (or net) neutrality, advertising, electronic contracts, taxation, provision of online payment services (including credit card processing), and intellectual property rights, which are continuously evolving and developing. Because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, even if we do not have a local entity, employees or infrastructure. Foreign data protection, privacy, and other laws and regulations may often be more restrictive than those in the United States. The scope and interpretation of the laws and other obligations that apply to us, including those related to user privacy and data security, are often uncertain and may be conflicting, particularly laws and obligations outside the U.S. There is a risk that these laws may be interpreted and applied differently in any given jurisdiction in a manner that is not consistent with our current practices, which could cause us to incur substantial cost and could negatively impact our brand, reputation and business.

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

There has been an increased focus in 2023 on laws and regulations related to AI, including the current U.S. presidential administration, the U.S. Congress, and U.S. regulators, which cover, among other things, algorithm accountability, privacy, and transparency. For example, the Biden Administration issued an Executive Order aimed at establishing new standards for AI safety and security, privacy, consumer and employee protection and innovation and competition associated with the use of AI. The European Commission has also released a revised draft of the EU AI Act. The EU AI Act would establish requirements for the provision and use of products that leverage AI, machine learning, and similar technologies, including chatbots, with potential fines reaching up to the greater of €35 million and 7% of global income. The EU AI Act is expected to be adopted by Parliament in 2024, taking effect in 2025 or 2026. Additionally, other countries have proposed legal frameworks on AI, which is a trend that is expected to increase. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business.

Further, various federal, state and foreign government bodies and agencies are highly focused on consumer protection initiatives, particularly in light of the increase in new technologies and services that incorporate or use bots, artificial intelligence and/or machine learning. For example, the California B.O.T. Act came into effect in July 2019 and requires that companies using bots on platforms with more than ten million unique monthly visitors from the U.S. use clear and conspicuous disclosure to inform consumers that they are not speaking to a human. Similar bills have been introduced from time to time at the state and federal level in recent years. Further, the use of certain AI and machine learning may be subject to laws and evolving regulations, controlling for, among other things, data bias and antidiscrimination. For example, the Federal Trade Commission (“FTC”) enforces consumer protection laws such as Section 5 of the FTC Act, which prohibits unfair and deceptive practices, including use of biased algorithms in AI. The European Commission’s EU AI Act would impose additional restrictions and obligations on providers of AI systems, including increasing transparency so consumers know they are interacting with an AI system, requiring human oversight in AI, and prohibiting certain practices of AI that could lead to physical or psychological harm. Given the increased focus by the FTC and other regulators on the use of AI, it is likely that additional laws, regulations, and standards related to AI may be introduced in the future. Regulation in this area could impact how businesses use our products and services to interact with consumers and how we provide our services to our customers. AI tools can also present unique technological and legal challenges, such as the possibility of insufficient data sets, or data sets that contain biased or inaccurate information, which can negatively impact the decisions, predictions or analyses that AI applications produce. Deficiencies such as these could cause us reputational harm and subject us to legal liability, including claims of product liability, breach of warranty, or negligence. The scope of these laws and regulations is rapidly evolving, subject to differing interpretations, may be inconsistent among jurisdictions, or conflict with other rules and is likely to remain uncertain for the foreseeable future. We also expect that there will continue to be new laws, regulations, and industry standards concerning AI and machine learning proposed and enacted in various jurisdictions.

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

It is also likely that, as our business grows and evolves, an increasing portion of our business shifts to mobile, and our solutions are offered and used in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. We may need to expend considerable effort and resources to develop new product features and/or procedures to comply with any such legal requirements. It is difficult to predict how existing laws will apply to our business and what new laws and legal obligations we may become subject to. If we are not able to comply with these laws or other legal obligations, or if we become liable under them, we may be forced to implement material changes to our business practices, delay release of new and enhanced services and expend substantial resources, which would negatively affect our business, financial condition and results of operations. In addition, any increased attention focused on liability issues, or as a result of regulatory fines or lawsuits, could harm our reputation or otherwise impact our business, results of operations and financial condition. Any costs incurred as a result of this potential liability could harm our business and operating results.

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

Government agencies and regulators have reviewed, are reviewing and will continue to review, the personal data handling practices of companies doing business online, including privacy and security policies and practices. This review may result in new laws or the promulgation of new regulations or guidelines that may apply to our products and services. For example, the State of California and other states have passed laws relating to disclosure of companies’ practices with regard to global opt-out signals from internet browsers, the ability to delete information of minors, age appropriate design obligations for companies that offer online services, products or features “likely to be accessed” by children, and new data breach notification requirements. Washington State recently enacted the “My Health, My Data Act,” which broadly protects the privacy of certain personal health information and generally requires consent for the collection, use, or sharing of any such information. Similarly, outside the E.U. and the U.S., a number of countries have adopted or are considering privacy laws and regulations that may result in significant greater compliance burdens. Existing and proposed laws and regulations regarding cybersecurity and monitoring of online behavioral data, such as proposed “Do Not Track” regulations, regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices, new and existing tools that allow consumers to block online advertising and other content, and other proposed online privacy legislation could potentially apply to some of our current or planned products and services. Existing and proposed laws and regulations related to email and other categories of electronic spam could impact the delivery of commercial email and other electronic communications by us or on behalf of customers using our services.

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

We are the subject of a number of ongoing Actions that have resulted in significant expense, and adverse developments in our ongoing Actions and/or future Actions could have a material adverse effect on our business, results of operations and financial condition.

We are actively involved in a variety of litigation and other legal matters and may be subject to additional legal, administrative, governmental and/or regulatory proceedings, inquiries and investigations as well as actual or threatened litigation, claims and/or demands, which we refer to collectively as Actions. Refer to Note 15 Legal Matters in the Notes to the

Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information regarding material ongoing Actions.

Legal proceedings in general, and securities and class action litigation and regulatory investigations in particular, can be expensive and disruptive. We cannot predict the outcome of any particular Action, or whether ongoing Actions will be resolved favorably or ultimately result in charges or material damages, fines or other penalties. Our insurance will not cover all claims that may be asserted against us, and we are unable to predict how long the Actions to which we are currently subject will continue. An unfavorable outcome of any Action may have a material adverse impact on our business, results of operations and financial condition, and regardless of the outcome, Actions can have an adverse impact on the Company because of defense and/or settlement costs, diversion of management resources, reputational risks and other factors.

We may be subject to governmental export controls and economic sanctions regulations that could impair our ability to compete in international markets due to licensing requirements and could subject us to liability if we are not in compliance with applicable laws.

Certain of our products and services may be subject to export control and economic sanctions regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our products and the provision of our services must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including: the possible loss of export privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular deployment may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our products or services, or changes in applicable export or economic sanctions regulations may create delays in the introduction and deployment of our products and services in international markets, or, in some cases, prevent the export of our products or provision of our services to certain countries or end users, or for certain end uses. Any change in export or economic sanctions regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our products and services, or in our decreased ability to export our products or provide our services to existing or prospective customers with international operations. Any decreased use of our products and services or limitation on our ability to export our products and provide our services could adversely affect our business, results of operations, and financial condition. Further, we incorporate encryption technology into certain of our products. Various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our customers’ ability to import our products into those countries. Encryption products and the underlying technology may also be subject to export control restrictions. Governmental regulation of encryption technology and regulation of exports of encryption products, or our failure to obtain required approval for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products and provision of our services and the need to determine the appropriate export classifications of our products, including with respect to new releases of our products and services, may create delays in the introduction of our products and services in international markets, prevent our customers with international operations from deploying our products and using our services throughout their globally-distributed systems or, in some cases, prevent the export of our products or provision of our services to some countries altogether.

Beginning on February 24, 2022, the United States, U.K., and E.U. have imposed sanctions on Russia in response to its invasion of Ukraine. Many of these sanctions are targeted at Russian banks and Russian sovereign debt. The range of sanctions includes prohibitions on dealings in the debt or equity of certain Russian companies, as well as blocking sanctions imposed on many Russian individuals and entities. On April 6, 2022, the United States issued Executive Order 14071, prohibiting new investment in Russia by a U.S. person. These measures and any future sanctions imposed by the United States or other countries may impact our ability to deal with certain persons or in certain jurisdictions.

Although we believe that we are in compliance with all applicable sanctions and embargo laws and regulations, and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines or other penalties and could severely impact our ability to access U.S. capital markets and conduct our business, and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us.

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

In addition, we may become subject to additional regulatory and compliance burdens as we expand our product offerings into new conversational businesses that subject us to additional regulations, laws and new risks.

Future regulation of the internet or mobile devices may result in decreased demand for our services and increased costs of doing business.

State, federal and foreign regulators could adopt laws and regulations that impose additional burdens on companies that conduct business online or that adversely affect the growth or use of the internet or mobile commerce. For example, these laws and regulations could discourage communication by e-mail or other web-based communications, which could reduce demand for our services. Laws or regulations that affect the use of the internet or mobile devices, including but not limited to laws affecting net neutrality, could also decrease demand for our services and increase our costs.

The continued growth and development of the market for online services may prompt calls for more stringent consumer protection laws or laws that will inhibit the use of internet-based or mobile-based communications or the information contained in these communications or the ways in which information may be collected, stored, used and transferred in the course of providing services. For example, in the United States, the CAN-SPAM Act regulates the transmission and content of commercial emails, and, among other things, obligates the sending of such emails to provide recipients with the ability to opt-out or unsubscribe and other requirements; and the Children’s Online Privacy Protection Act regulates the ability of certain online services to collect or use certain categories of information from children under age 13 absent parental consent. The adoption of any additional laws or regulations, or changes to existing laws or regulations or their interpretation or application, may increase our costs of doing business, decrease the expansion of the internet or smartphone usage and, in turn, unfavorably affect demand for our services.

Climate change and environmental and other sustainability regulations or requirements could adversely impact our business.

Climate change has the potential to negatively affect our business and results of operations, cash flows and prospects. The adverse physical impacts of climate change include increased frequency and severity of natural disasters and extreme weather events such as hurricanes, tornados, wildfires (exacerbated by drought), flooding, and extreme heat, which could pose physical risks to the facilities of our global data providers and other suppliers. Such risks include losses incurred as a result of physical damage to facilities, and business interruption caused by such natural disasters and extreme weather events. These risks could disrupt our operations and our supply chain, which may result in increased costs. In addition, our server infrastructure consumes significant energy resources, including those generated by the burning of fossil fuels. In response to concerns about global climate change, governments may adopt new regulations affecting the use of fossil fuels or requiring the use of alternative fuel sources, resulting in increased costs for the energy usage of our global data centers.

Our customers, investors and other stakeholders may require us to take steps to demonstrate that we are taking ecologically responsible measures in operating our business and in sourcing services in our supply chain, including our global data center providers. The costs and any expenses we may incur to make our network more energy-efficient and comply with any new environmental and other sustainability regulations could negatively impact our operating results. Failure to comply with applicable environmental or other sustainability laws and regulations or other requirements imposed on us could result in material fines and penalties, litigation, regulatory investigation and/or governmental orders requiring us to change our data practices, which could damage our reputation and harm our business.

Risks Related to our Intellectual Property

Our products and services may infringe upon intellectual property rights of third parties and any infringement could require us to incur substantial costs and may distract our management.

We have had patent and other infringement lawsuits filed against us claiming that certain of our products and services infringe third party intellectual property rights, and we are subject to the future risk of additional third-party claims alleging infringement against us or against our customers for use of our products and services. Many of our customer and partner contracts, including certain suppliers, contain indemnification obligations requiring us to indemnify our customers from certain claims against them or arising from the use of our services. Substantial litigation regarding intellectual property rights exists in the software industry. In the ordinary course of our business, our services and/or our customers’ use of our services may be increasingly subject to third-party infringement claims as claims by non-practicing entities become more prevalent and the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps. Some of our competitors in the market for digital engagement technology, and/or web and mobile based consumer-facing services or other third parties may have filed or may intend to file patent applications covering aspects of their technology and have asserted and may in the future assert claims against us. Any claims alleging infringement of third-party intellectual property rights could require us to spend significant amounts in litigation (even if the claim is invalid), distract management from other tasks of operating our business, pay substantial damage awards, prevent us from selling our products, delay delivery of our services, require the development of non-infringing software, technology, business processes, systems or other intellectual property (none of which might be successful), or limit our ability to use the intellectual property that is the subject of any of these claims, unless we enter into license agreements with the third parties (which may be costly, unavailable on commercially reasonable terms, or not available at all). Therefore, any such claims could have a material adverse effect on our business, results of operations, cash flows and financial condition. Additionally, over the last year, there have been multiple class action lawsuits filed against large language model developers in the Northern District of California, the Southern District of New York, and the Middle District of Tennessee concerning alleged copyright and other intellectual property violations with respect to the information used to train AI models. The outcomes of these litigations may impair our ability to provide our AI technologies.

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

Issues in the use of AI in our product offerings may result in reputational harm, regulatory compliance issues or liability.

We have built, and expect to continue to build, AI into many of our product offerings and we expect this element of our business to grow. We envision a future in which AI operating in our devices, applications and the cloud helps our customers be more productive in their business activities and interactions with consumers. As with many disruptive innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms and models may be flawed. Datasets may be insufficient or contain biased information. Content generated by AI systems may be offensive, illegal, or harmful. Inappropriate or controversial data practices by us or others could impair the acceptance of AI solutions. These deficiencies could undermine the decisions, predictions, or analysis AI applications produce. As a result of these and other challenges associated with innovative technologies, our use of AI systems could subject us to competitive harm, regulatory action, legal liability, including under proposed legislation regulating AI in jurisdictions such as the E.U., applications of existing data protection, privacy, intellectual property, and other laws, and brand or reputational harm. Social and ethical issues relating to new and evolving uses of AI that we may offer may result in reputational harm and liability and may cause us to incur additional research and development (“R&D”) costs to resolve such issues. If we enable or offer AI solutions that have unintended consequences, unintended usage, or are controversial because of their impact on human rights, privacy, employment, intellectual property, or other social issues, we may experience a material adverse effect on our business, results of operations and cash flows.

The regulatory landscape regarding AI is evolving globally. Potential government regulation related to AI use and ethics may also increase the burden and cost of operations and R&D efforts in this area, and the risk of regulatory compliance issues or other liabilities. Failure to properly remediate AI usage, legal or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our offerings. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact. If we enable or offer AI solutions that are controversial because of their impact on human rights, privacy, employment, intellectual property, or other social issues, we may experience a material adverse effect on our business, results of operations and cash flows.

We may be subject to legal liability and/or negative publicity for the services provided to consumers via our technology platforms.

Our technology platforms enable representatives of our customers as well as individual service providers to communicate with consumers and other persons seeking information or advice on the web or via mobile devices. The law relating to the liability of online platform providers, such as us, for the activities of users of their online platforms is often challenged in the U.S. and internationally. We may be unable to prevent users of our technology platforms from providing negligent, unlawful or inappropriate advice, information or content via our technology platforms, or from behaving in an unlawful manner, and we may be subject to allegations of civil or criminal liability for negligent, fraudulent, unlawful or inappropriate activities carried out by users of our technology platforms.

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

The Digital Millennium Copyright Act (“DMCA”) is intended, among other things, to reduce the liability of online service providers for transmitting or storing materials that infringe copyrights of others or referring, listing or linking to third party web properties that include materials that infringe copyrights of others. Additionally, Section 230 of the Communications Decency Act (“CDA”), is intended to provide statutory protections to online service providers who host or distribute third party content. A safe harbor for copyright infringement is also available under the DMCA to certain online service providers that provide specific services, if the providers take certain affirmative steps as set forth in the DMCA. There are various Congressional efforts to restrict the scope of the protections from liability for service providers in certain circumstances. Important questions regarding the safe harbor under the DMCA and the CDA have yet to be litigated, and there can be no assurance that we will meet the safe harbor requirements of the DMCA or of the CDA. If we are not covered by a safe harbor, for any reason, we could be exposed to claims, which could be costly and time-consuming to defend.

If we become liable for information provided by our users and carried via our service in any jurisdiction in which we operate, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact our business, results of operations and financial condition. Any costs incurred as a result of this potential liability could harm our business.

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

Since we conduct business in currencies other than the U.S. dollar but report our financial results in U.S. dollars, fluctuations in currency exchange rates could adversely affect our results of operations. For example, during the year ended December 31, 2023, we experienced a foreign currency exchange impact of approximately 1% percent, or approximately $0.3 million if held in constant currency, to our revenue. Fluctuations in the value of the U.S. dollar relative to other foreign currencies could materially affect our revenue, cost of revenue and operating expenses, and result in foreign currency transaction gains and losses. We may seek to enter into hedging transactions or to use financial instruments, such as derivative financial instruments, to mitigate risk, but we may be unable to enter into them successfully, on acceptable terms or at all. Additionally, these programs rely on our ability to forecast accurately and could expose us to additional risks that could adversely affect our financial condition and results of operations. We cannot predict whether or not we will incur foreign exchange losses. To the extent the international component of our revenues grows, our results of operations will become more sensitive to foreign exchange rate fluctuations.

We may be unsuccessful in expanding our operations internationally due to additional regulatory requirements, tax liabilities, currency exchange rate fluctuations, and other risks, which could adversely affect our results of operations.

In addition to our operations in the U.S., we have operations in Australia, Brazil, Bulgaria, Canada, Costa Rica, France, Germany, Israel, India, Italy, Japan, Mexico, the Netherlands, Singapore, Spain, and the U.K. We have also continued to invest in global messaging initiatives and in acquisitions. Our ability to continue to expand into international markets involves various risks, including the possibility that returns on such investments will not be achieved in the near future, or ever, and the difficulty of competing in markets with which we are unfamiliar.

Our international operations may also fail due to other risks inherent in foreign operations, including:
•varied, unfamiliar, unclear and changing legal and regulatory restrictions, including different legal and regulatory standards applicable to internet or mobile services, communications, privacy, data protection, and AI;
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

In addition, we rely in part on third-party service providers with international operations. If the third party’s operations were disrupted or discontinued due to local instability or political, economic or military conditions or cyber-attacks, including in connection with the Russia-Ukraine war, then our ability to provide services to some of our current customers and the development of new products or enhancement of existing products could be delayed, and our results of operations could be adversely affected.

Our current and any future international expansion plans will require management attention and resources and may be unsuccessful. We may find it impossible or prohibitively expensive to continue expanding internationally or we may be unsuccessful in our attempt to do so, and our results of operations could be adversely impacted. In addition, violations of any foreign laws or regulations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation.

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

As of December 31, 2023, we had federal net operating loss carryforwards (“NOLs”) of approximately $583.1 million which are available to offset future federal taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Under Section 382 of the Code, our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code, or as a result of a corresponding provision of state law. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. The use of NOLs from acquired businesses may also be limited under Section 382. Federal NOLs generated in taxable years ending on or before December 31, 2017, are eligible to be carried forward for up to 20 tax years (and carried back up to two tax years) following their incurrence. Federal NOLs generated in taxable years ending after December 31, 2017, are eligible to be carried forward indefinitely, but generally may only offset up to 80% of federal taxable income earned in a taxable year. As of December 31, 2023, approximately $70.2 million of our approximately $583.1 million of federal NOLs were generated in taxable years ending on or before December 31, 2017. If our ability to utilize federal NOLs were limited by Section 382 of the Code, it could result in NOLs generated on or before December 31, 2017, expiring unused. Our ability to utilize our NOLs is conditioned upon our maintaining profitability in the future and generating U.S. federal taxable income. As a result of a change in the treatment of R&D expenses during the period ending December 31, 2022, the Company is required to capitalize and amortize amounts previously deducted currently. This is resulting in U.S. taxable income that is allowing the Company to utilize its pre-2018 NOLs. The capitalized R&D costs will give rise to future deductions that could result in new NOLs being generated, which NOLs would be eligible to be carried forward indefinitely but would only be able to offset up to 80% of federal taxable income earned in a taxable year.

We have entered into a Tax Benefits Preservation Plan (the “Tax Benefits Preservation Plan”), which is designed to reduce the risk of substantial impairment to our NOLs that could result from an “ownership change” within the meaning of Section 382 of the Code. See “Tax Benefits Preservation Plan” in Note 21 – Subsequent Events in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information. Although the Tax Benefits Preservation Plan is intended to reduce the risk of an “ownership change” within the meaning of Section 382 of the Code, the Company cannot provide any assurance that the Company will not experience such an ownership change or that the Company will otherwise be able to utilize, in full or in part, the Company’s NOLs. Additionally, the Tax Benefits Preservation Plan could deter or prevent a third party from acquiring us even when the acquisition may be favorable to you, make the Company’s common stock less attractive to large institutional holders or otherwise adversely affect the market price of our common stock.

Political, economic, and military conditions in Israel could negatively impact our Israeli operations.

A substantial portion of our product development staff, help desk and online sales support operations are located in Israel. As of December 31, 2023, we had 93 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, Hamas, Hezbollah and other armed groups, including the ongoing Israel-Hamas war. Furthermore, Iran has threatened to attack Israel and may be developing nuclear weapons.

In addition, the State of Israel and Israeli companies have been subject to economic boycotts. Several countries and international organizations still restrict business with the State of Israel and with Israeli companies or support and advocate for the implementation of such boycotts. These restrictive laws and policies may have an adverse impact on our results of operations, financial condition or the expansion of our business. A campaign of boycotts, divestment, and sanctions has been undertaken against Israel, which could also adversely affect our business. We are in compliance with applicable anti-boycott rules and regulations administered by the U.S. Departments of Commerce and the Treasury. Actual or perceived political instability in Israel or any negative changes in the political environment, may individually or in the aggregate adversely affect the Israeli economy and, in turn, our business, financial condition and results of operations.

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

Continued hostilities and both current and any future armed conflict, terrorist activity or political instability in the region could adversely affect our operations in Israel and adversely affect the market price of our securities. In addition, escalation of tensions or violence might require more widespread military reserve service by some of our Israeli employees and could result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business.

Risks Related to our Outstanding Convertible Notes

Servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

In December 2020, we issued $517.5 million in aggregate principal amount of 0% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private placement. The 2026 Notes do not bear any regular interest payments. The 2026 Notes will need to be refinanced on or prior to their December 2026 maturity.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our 2026 Notes or any additional future indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our current or any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

We may not have the ability to raise the funds necessary to settle conversions of our outstanding convertible debt securities in cash or to repurchase them upon a fundamental change, and any future debt may contain limitations on our ability to pay cash upon conversion or repurchase of our outstanding convertible debt securities.

Holders of the 2026 Notes have the right to require us to repurchase all or a portion of their 2026 Notes upon the occurrence of a fundamental change before the maturity date at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2026 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we are required to make cash payments in respect of the 2026 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2026 Notes surrendered therefor or pay cash with respect to the 2026 Notes being converted. In addition, our ability to repurchase the 2026 Notes or to pay cash upon conversions of the 2026 Notes may be limited by law, regulatory authority, or any agreements governing our future indebtedness. Our failure to repurchase the 2026 Notes at a time when the repurchase is required by the indenture or to pay any cash upon conversions of the 2026 Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing any future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2026 Notes or to pay cash upon conversions of the 2026 Notes.

Provisions in the indentures for our outstanding convertible debt securities may deter or prevent a business combination that may be favorable to you.

If a fundamental change occurs prior to the maturity date of the 2026 Notes, the holders of the 2026 Notes will have the right, at their option, to require us to repurchase all or a portion of their 2026 Notes. In addition, if a make-whole fundamental change occurs prior the maturity date of the 2026 Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its 2026 Notes in connection with such make-whole fundamental change. Furthermore, the indentures for the 2026 Notes prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2026 Notes. These and other provisions in the indentures governing the 2026 Notes could deter or prevent a third party from acquiring us even when the acquisition may be favorable to you.

The conditional conversion feature of our outstanding convertible debt securities, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2026 Notes is triggered, holders of the 2026 Notes will be entitled to convert their 2026 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2026 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of the 2026 Notes do not elect to convert their 2026 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as our outstanding convertible debt securities, could have a material effect on our reported financial results.

Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, an entity was required to separately account for the liability and equity components of the convertible debt instruments (such as the 2026 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2026 Notes and the Company’s 0.75% Convertible Senior Notes due 2024 which were outstanding during the period presented (the “2024 Notes” and together with the 2026 Notes “the Notes”) was that the equity component, net of issuance costs, was required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheets at the issuance date and the value of the equity component was treated as original issue discount for purposes of accounting for the liability component of the Notes.

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt - Debt with Conversion and Other Options” and ASC Subtopic 815-40 “Hedging - Contracts in Entity’s Own Equity” that changed the accounting for the convertible debt instruments described above. Under the new standard, an entity may no longer separately account for the liability and equity components of convertible debt instruments. Additionally, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments the principal amount of which may be settled using shares. Rather, the “if-converted” method may be required. Application of the “if converted” method may reduce our reported diluted earnings per share. We adopted this standard on January 1, 2022, using the modified retrospective standard. As a result, the 2024 Notes and 2026 Notes are accounted for as a single liability and we use the “if-converted” method of calculating diluted earnings per share. See Note 8 – Convertible Senior Notes, Net of Current Portion and Capped Call Transactions and Note 1 – Description of Business and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information. We cannot be sure whether other changes may be made to the accounting standards related to the 2024 Notes and 2026 Notes, or otherwise, that could have an adverse impact on our financial statements.

The capped call transactions may affect the value of our outstanding convertible debt securities and our common stock.

In connection with the transaction in which we issued the 2026 Notes, we entered into capped call transactions with certain option counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted 2026 Notes, as the case may be, upon any conversion of the 2026 Notes, with such reduction and/or offset subject to a cap.

The option counterparties or their respective affiliates are expected to modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock, the 2026 Notes or other of our securities or instruments (if any), in secondary market transactions prior to the maturity of the 2026 Notes (and are likely to do so during any observation period related to a conversion of the 2026 Notes or following any earlier conversion or any repurchase of the 2026 Notes by us on any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2026 Notes, which could affect a holder’s ability to convert the 2026 Notes and, to the extent the activity occurs during any observation period related to a conversion of the 2026 Notes, it could affect the amount and value of the consideration that a holder will receive upon conversion of such 2026 Notes.

The potential effect, if any, of these transactions and activities on the market price of our common stock or the 2026 Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock and the value of the 2026 Notes (and as a result, the amount and value of the consideration that a holder would receive upon the conversion of any 2026 Notes) and, under certain circumstances, a holder’s ability to convert his or her 2026 Notes.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of our common stock or the 2026 Notes. In addition, we do not make any representation that the option counterparties or their respective affiliates will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

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
•pandemics, epidemics or similar widespread public health concerns; and
•general economic, political and market conditions, such as recessions, political unrest or terrorist attacks, or in the specific locations where we operate, such as the United States, Israel and the U.K.

In addition, extreme price and volume fluctuations in the stock markets generally, and in the markets for technology companies in particular, could cause the market price for our common stock to decline. As a result of such volatility in the market price of our common stock, we have been the subject of securities class action litigation and may in the future be the target of similar litigation, which could result in substantial costs and distract management’s attention and resources.

Our common stock is traded on more than one market and this may result in price variations.

Our common stock is currently traded on the Nasdaq and the TASE. Trading in our common stock on these markets takes place in different currencies (U.S. dollars on the Nasdaq and New Israeli Shekels (“NIS”) on the TASE) and at different times (due to different time zones, trading days and public holidays in the United States and Israel). The trading prices of our common stock on these two markets may differ due to these and other factors. Any decrease in the trading price of our common stock on one of these markets could cause a decrease in the trading price of our common stock on the other market. Differences in trading prices on the two markets could negatively impact our trading price.

Future sales of substantial amounts of our common stock may negatively affect our stock price.

If we or our stockholders sell substantial amounts of our common stock, including shares issuable upon the exercise of outstanding options and warrants, or upon the conversion of the 2026 Notes, in the public market, or if the market perceives that these sales might occur, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. No prediction can be made as to the effect, if any, that market sales of our common stock will have on the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company has implemented and maintains a cybersecurity program governed by an information security team responsible for managing and directing strategy, policy, standards, architecture, controls, and processes. The cybersecurity program is underpinned by a cybersecurity risk management framework designed to identify and prioritize cybersecurity risks to the Company and is overseen by our Board of Directors.

Risk management and strategy

Our cybersecurity program is designed to protect our information systems from cyber threats and to ensure the confidentiality, integrity and availability of systems and information used, owned or managed by the Company related to our employees, our customers and their users. This involves an ongoing effort to protect against, detect and respond to cybersecurity threats and vulnerabilities. LivePerson maintains a security risk management program that is tasked with determining the cybersecurity threats that pose the greatest risk to the Company. This program is managed by the Security Risk Committee, chaired by the Chief Security Officer (“CSO”), as well as representative members from security, operations, and internal audit leadership. The committee meets at least twice annually. A resultant risk assessment produced by the committee is leveraged to inform senior leadership and our Board of Directors on top areas of risk, as well as to shape the security and technology team’s roadmap.
Our cybersecurity program includes a number of components, such as:

•regular cybersecurity risk assessments, audits, and penetration tests;
•policies generally aligned with industry standards such as Information Security Standard (“ISO”) / International Electrotechnical Commission –27001 and the PCI Data Security Standard;
•measures to block and prevent certain malicious activity, such as endpoint detection and response controls;
•measures to block and prevent certain network attacks, such as firewalls and Distributed Denial of Service mitigation tools;
•measures to secure remote access, such as virtual private networks and multi-factor authentication;
•cybersecurity training programs for employees, contractors and agents, including regular phishing simulations;
•a vulnerability disclosure program to compensate researchers for responsible disclosure of vulnerabilities in our platform;
•the maintenance of a Security Incident Response Plan with periodic tabletop testing; and
•third-party risk management processes designed to manage risks associated with vendors and suppliers.

The goal of the Company’s information security program is to manage risks in a prioritized fashion; however, control gaps and/or their related control effectiveness, resource constraints, and execution failure can pose cybersecurity risk to the Company. In the event of a cyber incident, the Company has a process in place whereby the information security team will alert the appropriate levels of management, as well as the legal and finance departments so that the materiality of any such event can be determined.

The Company actively engages with key vendors and industry participants, and monitors and analyzes intelligence and law enforcement community security publications as part of its continuing efforts to obtain current threat intelligence, collaborate on security enhancements, and evaluate and improve the effectiveness of its cybersecurity processes. The Company also regularly engages with external parties to perform:

•periodic cybersecurity assessments, such as maturity assessments against the National Institute of Standards and Technology Cybersecurity Framework;
•managed detection and response for certain public cloud environments;
•penetration testing;
•continuous proactive threat hunting;
•cyber threat intelligence services including dark web monitoring; and
•audits against industry standards including Systems and Organization Controls 2 (“SOC 2”), ISO 27001, PCI, and the HITRUST CST.

In the ordinary course of our business, our third-party service providers (“TPSPs”) collect, process and store certain information and other data related to us or our customers and their users. We assess the cybersecurity practices of our TPSPs through a variety of measures, including a due diligence process designed to assess and manage the potential risks of such TPSPs to the Company. This process involves evaluation of security questionnaires, review of available SOC 2 reports, and performance of interviews prior to onboarding TPSPs over certain risk thresholds, with annual re-reviews for our highest risk tier TPSPs. Despite these measures, we are reliant on the security practices of our TPSPs, which may be outside of our direct control.

We experience cyber-attacks of varying degrees on a regular basis in the ordinary course of our business. As of the date of this report and for the time period of January 1, 2023, through December 31, 2023, the Company is not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. However, there can be no assurance that we will not be materially affected by such risks in the future. For information on the cybersecurity threats and risks we face and the potential impacts on the business related thereto, see Item 1A. Risk Factors – Risks Related to Security Vulnerabilities and Service Reliability.

Governance

Our information security team is led by our CSO. Mr. Friedman has held the position of CSO at organizations across multiple industries, including financial services, for over 13 years and holds industry security certifications including Certified Information Systems Security Professional (“CISSP”), Certified Information Systems Auditor (“CISA”), Certified Information Security Manager, and Certified in Risk and Information Systems Control. Many members of the information security team also hold CISSP, CISA and other security related certifications. The information security team is made aware of security risks and incidents through a number of channels:

•performance of risk assessments on at least an annual basis by the Security Risk Committee;
•providing SOC capabilities for the detection and response of cyber incidents;
•serving as the point of contact for reporting actual or suspected cyber incidents;
•managing compliance and certification for in-scope security related compliance frameworks and regulations;
•managing internal and external penetration tests, vulnerability scans, and the Company’s vulnerability disclosure program; and
•monitoring of cyber threat intelligence and evaluation and analysis of the potential impact of “zero day” vulnerabilities.

Our Board of Directors takes an active role in overseeing the management of cybersecurity risks to the Company. The information security team provides periodic reports to the Cybersecurity and Technology Committee of the Board, as well as to the full Board, the Company’s Chief Executive Officer and other members of senior management, as appropriate. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen its information security systems, assessments of the cybersecurity program and the emerging threat landscape. The cybersecurity program is periodically evaluated by internal and external experts with the results of those reviews reported to senior management and the Board of Directors.

Item 2. Properties

LivePerson’s corporate headquarters are located in New York City, NY and we maintain a globally distributed, remote workforce. The Company primarily operates under an “employee-centric” workforce model, leveraging its expertise in AI and asynchronous communication to support operations, culture and productivity in this new environment. Under this model, the Company occupies certain leased space to provide its employees with the option of working in an office space environment.

As of December 31, 2023, we have data centers in the United States, Europe, and Australia pursuant to various lease agreements. We believe that our current facilities properties are in good condition and provide adequate capacity to meet our current needs. If required, we believe that we will be able to obtain suitable additional space on commercially reasonable terms.

Item 3. Legal Proceedings

The material set forth in Note 15 – Legal Matters in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock. The principal United States market on which our common stock is traded is the Nasdaq under the symbol “LPSN”. Our shares of common stock are also traded on the TASE under the symbol “LPSN TA”.

Holders. As of February 23, 2024, there were approximately 232 holders of record of our common stock.

Dividends. We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities. There were no repurchases of the Company’s equity securities during the three months ended December 31, 2023.

Stock Performance Graph. The graph depicted below compares the annual percentage changes in LivePerson’s cumulative total stockholder return with the cumulative total return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Information Technology Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among LivePerson, Inc., the S&P SmallCap 600 Index
and the S&P 500 Information Technology Index

$350
$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
LivePerson, Inc.
S&P SmallCap 600
S&P 500 Information Technology

___________________________

(1)The graph covers the period from December 31, 2018 to December 31, 2023.
(2)The graph assumes that $100 was invested at the market close on December 31, 2018 in LivePerson’s Common Stock, in the Standard & Poor’s SmallCap 600 Index and in the Standard & Poor’s Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared on LivePerson’s Common Stock.
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

Key Metrics

Average Annual Revenue Per Enterprise and Mid-market Customer (“ARPC”) and revenue retention are currently the key performance metrics our management uses to assess the health and trajectory of the Company. These metrics should be viewed independently of revenue, deferred revenue and remaining performance obligations. ARPC increased to approximately $610,000 in 2023, as compared to approximately $545,000 in 2022. Revenue retention for our enterprise and mid-market customers on the Conversational Cloud, which represents the trailing-twelve-month change in total revenue from existing customers after upsells, downsells and attrition, was approximately 95%, below our target range of 105% to 115% in 2023, as compared to 2022, where our revenue retention rate for enterprise and mid-market customers on Conversational Cloud was within the target range.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources.

We believe that the assumptions and estimates associated with revenue recognition and valuation of goodwill have the greatest potential impact on our consolidated financial statements. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material. For further information on our significant accounting policies, see Note 1 – Description of Business and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Revenue Recognition

The majority of our revenue is generated from hosted service revenues, which is inclusive of our platform pricing model. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

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

Professional Services Revenue

Professional Services revenue is reported at the amount that reflects the ultimate consideration we expect to receive in exchange for such services. The Company’s professional services revenue consists of fees that provide customers with product support and updates during the term of the arrangement, which is typically one year or longer in length, billed monthly, quarterly or annually in advance. Revenue is generally recognized ratably over the contract term. The Company’s professional services revenue also includes custom support services, which differ from the Company’s standard product support. These custom support revenues are recognized as the services are performed.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis in the third quarter, and more frequently whenever events or substantive changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value in accordance with ASC 820, “Fair Value Measurement.” In performing the goodwill impairment test, we first assess qualitative factors to determine the existence of impairment. If the qualitative factors indicate that the carrying value of a reporting unit more likely than not exceeds its fair value, we proceed to a quantitative test to measure the existence and amount, if any, of goodwill impairment. We may also choose to bypass the qualitative assessment and proceed directly to the quantitative test. In performing the quantitative test, impairment loss is recorded to the extent that the carrying value of the reporting unit exceeds its assessed fair value. We determine the fair value using the income and market approaches. During the fourth quarter of 2023, the Company voluntarily changed its annual goodwill testing date from September 30 to October 1. The Company believes this change of method of applying the accounting principle is preferable, as it more closely aligns the annual impairment testing date with the most current information from the budgeting and strategic planning process and provides management with sufficient time to complete its annual assessment. This change will be applied prospectively, as retrospective application would be impracticable.

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

Based on our 2023 annual goodwill impairment test, the Company recorded a non-cash impairment charge of $11.9 million in our consolidated statements of operations, representing a portion of goodwill related to the WildHealth reporting unit. This conclusion was primarily based upon slower growth in existing revenue streams and strategic decisions to reduce or eliminate investment in new and existing revenue streams previously planned for expansion. Our latest available financial forecasts at the time of the annual goodwill impairment test reflected lower cash flows than previously projected related to the WildHealth reporting unit. There were no impairments of our Business reporting unit, as the fair value of this reporting unit substantially exceeded its carrying value.

Recently Issued Accounting Standards

See Note 1 – Description of Business and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information about recent accounting guidance not yet adopted and recently adopted accounting pronouncements.

Results of Operations

We enable brands to leverage the Conversational Cloud’s sophisticated intelligence engine to connect with consumers through an integrated suite of mobile and online business messaging technologies. The Conversational Cloud enables businesses to have conversations with millions of consumers as personally as they would with one consumer.

Revenue

The following tables set forth our results of operations for the years presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,			Year Ended December 31,
	2023	2022	% Change	2022	2021	% Change

	(Dollars in thousands)
Business	$401,983	$514,800	(22)%	$514,800	$469,624	10%

Revenue decreased by 22% to $402.0 million for the year ended December 31, 2023, from $514.8 million for the year ended December 31, 2022. This decrease in revenue is driven primarily by decreases in hosted services of approximately $79.5 million and Professional Services of approximately $33.3 million.

Included in hosted services is a decrease in revenue that is variable based on interactions and usage of approximately $40.8 million for the year ended December 31, 2023. Further, on March 20, 2023, the Company completed the sale of Kasamba and therefore ceased recognizing revenue related to Kasamba effective on the transaction close date. This sale eliminated the entire Consumer segment, as a result of which revenue is presented within a single consolidated segment. Hosted services for Consumer included $7.1 million, $37.1 million, and $37.7 million for the years ended December 31, 2023, 2022, and 2021, respectively, relating to Kasamba. The decrease in Professional Services revenue is driven by the build out of the Claire Holdings, Inc. (“Claire”) joint venture platform, which resulted in a decrease of approximately $34.9 million for the year ended December 31, 2023. Refer to Note 19 - Related Parties, for additional information about the commercial agreement arrangement.

The ARPC for our enterprise and mid-market customers was approximately $610,000 for the trailing twelve months ended December 31, 2023, as compared to $545,000 for the trailing twelve months ended December 31, 2022. Revenue retention for our enterprise and mid-market customers on the Conversational Cloud was below our target range of 105% to 115% for 2023, but was within this range for 2022.

Revenue increased by 10% to $514.8 million for the year ended December 31, 2022, from $469.6 million for the year ended December 31, 2021. This increase in Business revenue is driven primarily by increases in hosted services of approximately $10.5 million and an increase in Professional Services of approximately $34.6 million. The increase in professional services is primarily driven by increased revenue related to the Claire joint venture platform. The increase in hosted services is primarily related to the acquisitions of e-bot7 GmbH (“e-bot7”), Callinize, Inc. (dba Tenfold) (“Tenfold”) and VoiceBase, Inc. (“VoiceBase”), partially offset by a decrease in revenue that is variable based on interactions and usage of approximately $21.7 million.

We have experienced headwinds in our expansion and retention efforts that have slowed our ability to attract new customers to our product, and we have experienced cancellations and downsell. Further, we have observed customers tending to cancel on shorter notice than previously. We are also actively marketing a sale of WildHealth, which contributed $3.4 million of revenue during the fourth quarter, inclusive of approximately $2.0 million received through delayed Medicare reimbursement. While we are observing a positive operational impact from recent changes to our go-to-market motion, considering the length of our sales and renewal cycles, there can be no assurance that we will be able to fully mitigate or reverse these unfavorable trends, and it would take time for these operational changes to translate into significant improvements to key financial metrics.

Cost of Revenue

Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2023	2022	% Change	2022	2021	% Change

	(Dollars in thousands)
Cost of revenue	$142,823	$184,699	(23)%	$184,699	$156,880	18%
Percentage of total revenue	36%	36%		36%	33%
Headcount (at period end)	211	300	(30)%	300	295	2%

Cost of revenue decreased by 23% to $142.8 million for the year ended December 31, 2023, from $184.7 million for the year ended December 31, 2022. This decrease in expense is primarily attributable to a decrease in outsourced labor and related costs of approximately $30.2 million, a decrease in salary and related employee expenses of approximately $17.5 million due to attrition from prior year and a decrease in compensation expense due to the settlement of earn-outs related to prior acquisitions of approximately $5.4 million, partially offset by an increase in software, hosting and other expenses of approximately $11.2 million.

Cost of revenue increased by 18% to $184.7 million for the year ended December 31, 2022, from $156.9 million for the year ended December 31, 2021. This increase in expense is primarily attributable to an increase in salary and related employee expenses of approximately $10.9 million, an increase in contingent compensation of approximately $3.3 million in conjunction with acquisitions, an increase in amortization expense of approximately $11.2 million primarily driven by the acquisitions of e-bot7, Tenfold and VoiceBase, and an increase in business services and outsourced subcontracted labor of approximately $3.2 million. The increases were partially offset by a decrease in software expense of approximately $0.3 million and a decrease of $0.4 million related to other expenses.

Sales and Marketing

Sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2023	2022	% Change	2022	2021	% Change

	(Dollars in thousands)
Sales and marketing	$125,677	$214,027	(41)%	$214,027	$165,421	29%
Percentage of total revenue	31%	42%		42%	35%
Headcount (at period end)	328	399	(18)%	399	477	(16)%

Sales and marketing expenses decreased by 41% to $125.7 million for the year ended December 31, 2023, from $214.0 million for the year ended December 31, 2022. This decrease was primarily attributable to a decrease in salary and employee-related expenses of approximately $40.8 million due to attrition from the prior year, a decrease in marketing expenses of approximately $35.1 million, a decrease in outsourced labor of approximately $4.9 million, and a decrease in compensation expense due to the settlement of earn-outs related to prior acquisitions of approximately $2.4 million.

Sales and marketing expenses increased by 29% to $214.0 million for the year ended December 31, 2022, from $165.4 million for the year ended December 31, 2021. This is primarily related to an increase in salary and employee-related expenses of approximately $38.1 million, an increase in marketing events, advertising, and public relations of approximately $4.1 million an increase in contingent compensation of approximately $1.8 million in conjunction with acquisitions, an increase of restructuring costs of approximately $1.6 million and an increase in software expense of approximately $1.5 million, with the remaining net increase related to several other sales and marketing business expenses. These increases were partially offset by a decrease in outsourcing subcontracted labor of approximately $0.4 million.

General and Administrative

Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Year Ended December 31,			Year Ended December 31,
	2023	2022	% Change	2022	2021	% Change

	(Dollars in thousands)
General and administrative	$91,619	$120,625	(24)%	$120,625	$76,757	57%
Percentage of total revenue	23%	23%		23%	16%
Headcount (at period end)	136	134	1%	134	166	(19)%

General and administrative expenses decreased by 24% to $91.6 million for the year ended December 31, 2023, from $120.6 million for the year ended December 31, 2022. This is primarily related to a decrease of $44.6 million in stock-based compensation expense, primarily due to the settlement of earn-outs in 2023. Additionally, there was a decrease in business services and outsourced labor of approximately $5.2 million, a decrease in salary and related employee expenses of approximately $4.2 million and a decrease in facilities expenses of approximately $1.5 million, partially offset by an increase in other expenses of approximately $26.3 million due to leadership transition costs and increased legal fees recognized in the year ended December 31, 2023.

General and administrative expenses increased by 57% to $120.6 million for the year ended December 31, 2022, from $76.8 million for the year ended December 31, 2021. This is primarily related to an increase in contingent compensation of approximately $30.5 million in conjunction with acquisitions, an increase in salary and employee-related expenses of approximately $3.2 million, an increase in restructuring and other one-time expenses of $6.1 million, an increase in outsourcing subcontracted labor of approximately $3.3 million and net $0.8 million increase of several other general and administrative expenses.

Product Development

Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Year Ended December 31,			Year Ended December 31,
	2023	2022	% Change	2022	2021	% Change

	(Dollars in thousands)
Product development	$124,792	$193,688	(36)%	$193,688	$158,390	22%
Percentage of total revenue	31%	38%		38%	34%
Headcount (at period end)	468	468	—%	468	602	(22)%

Product development costs decreased by 36% to $124.8 million for the year ended December 31, 2023, from $193.7 million for the year ended December 31, 2022. This decrease is primarily related to a decrease in salary and employee-related expenses of approximately $43.3 million, a decrease in compensation expense due to the settlement of earn-outs related to prior acquisitions of approximately $20.1 million, and a decrease in business services and outsourced labor of approximately $6.2 million, partially offset by depreciation expenses of approximately $2.3 million.

Product development costs increased by 22% to $193.7 million for the year ended December 31, 2022, from $158.4 million for the year ended December 31, 2021. This is primarily related to an increase in contingent compensation of approximately $13.7 million in conjunction with acquisitions, an increase in salaries and employee-related expenses of approximately $5.4 million, an increase in business services and outsourcing subcontracted labor of approximately $5.4 million, an increase in backup server facilities of approximately $5.9 million related to costs supporting our backup servers and an increase in depreciation expense of approximately $5.0 million.

We continued to make investments in public cloud migration, and in enhancing and expanding new features of the Conversational Cloud, including Voice. During the years ended December 31, 2023, 2022, and 2021, $19.4 million, $39.2 million, and $36.1 million was capitalized, respectively.

Restructuring Costs

Restructuring costs consist of reprioritizing and reallocating resources to focus on areas believed to show high growth potential.

	Year Ended December 31,			Year Ended December 31,
	2023	2022	% Change	2022	2021	% Change

	(Dollars in thousands)
Restructuring Costs	$22,664	$19,967	14%	$19,967	$3,397	488%
Percentage of total revenue	6%	4%		4%	1%

Restructuring costs increased by 14% to $22.7 million for the year ended December 31, 2023, from $20.0 million for the year ended December 31, 2022. This increase is attributable to IT infrastructure contract termination costs of approximately $5.7 million, partially offset by lower costs related to the restructuring initiative, which commenced during the second quarter of 2022, primarily consisting of severance and other associated costs related to the reduction in our workforce. In 2023, due to the changing technology landscape related to the evolution of LLMs, we were able to identify opportunities for significant cost savings because the latest generation of LLMs is able to build a bot in minutes, enabling reduction of headcount previously devoted to bot-building. Additionally, we have moved to a product-led growth structure where we flattened the organization to align to more efficient sales and service support ratios. Refer to Note 14 – Restructuring for additional information about the restructuring initiative.

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

Amortization of Purchased Intangibles

	Year Ended December 31,			Year Ended December 31,
	2023	2022	% Change	2022	2021	% Change

	(Dollars in thousands)
Amortization of purchased intangibles	$3,505	$3,678	(5)%	$3,678	$2,045	80%
Percentage of total revenue	1%	1%		1%	—%

Amortization expense for purchased intangibles decreased by 5% to $3.5 million for the year ended December 31, 2023, from $3.7 million for the year ended December 31, 2022. The year-over-year variance is primarily attributable to the impairment of WildHealth developed technology in the year ended December 31, 2023.

Amortization expense for purchased intangibles increased by 80% to $3.7 million for the year ended December 31, 2022 from $2.0 million for the year ended December 31, 2021. The year-over-year variance is primarily attributable to amortization of patents and customer relationships as well as the intangible assets acquired in the three acquisitions that occurred in 2021.

Impairment of Goodwill

	Year Ended December 31,			Year Ended December 31,
	2023	2022	% Change	2022	2021	% Change

	(Dollars in thousands)
Impairment of goodwill	$11,895	$—	100%	$—	$—	—%
Percentage of total revenue	3%	—%		—%	—%

Goodwill impairment was approximately $11.9 million for the year ended December 31, 2023. This non-cash charge was a result of our September 30, 2023 annual goodwill impairment test and was attributable to the WildHealth reporting unit. There were no impairment charges for the years ended December 31, 2022 and 2021.

Impairment of Intangibles and Other Assets

	Year Ended December 31,			Year Ended December 31,
	2023	2022	% Change	2022	2021	% Change

	(Dollars in thousands)
Impairment of intangibles and other assets	$7,974	$—	100%	$—	$—	—%
Percentage of total revenue	2%	—%		—%	—%

Impairment of intangibles and other assets was approximately $8.0 million for the year ended December 31, 2023. During the fourth quarter of fiscal year 2023, the Company recognized an impairment charge of $5.0 million related to fixed assets associated with internal-use software development projects that were discontinued and determined to have no future economic benefit. The Company further recognized an immaterial non-cash impairment charge of $3.0 million related to intangible assets – developed technology associated with WildHealth, as a result of the Company’s annual impairment test of its intangible assets.

There were no impairment charges for the years ended December 31, 2022 and 2021.

Total Other Income (Expense), net

Total other income (expense), net consists primarily of fair value adjustments for earn-outs, foreign currency gains and losses and income (loss) from our equity method investment. Interest income includes interest income from cash deposits, amortization of debt discount, amortization of issuance costs, and interest expense from our convertible senior notes.

	Year Ended December 31,			Year Ended December 31,
	2023	2022	% Change	2022	2021	% Change

	(Dollars in thousands)
Interest income (expense), net	$4,669	$(352)	1,426%	$(352)	$(37,406)	(99)%
Other income (expense), net	10,434	(1,784)	685%	(1,784)	3,294	(154)%
Total other income (expense), net	$15,103	$(2,136)	807%	$(2,136)	$(34,112)	(94)%

Total other income (expense), net increased to income of $15.1 million for the year ended December 31, 2023 from an expense of $2.1 million for the year ended December 31, 2022. The increase is primarily due to a gain of $10.0 million related to a legal settlement, a gain of $7.2 million resulting from the repurchase of 2024 Notes, a $4.6 million change in fair value of earn-out as a result of settlements, related to prior acquisitions, and reduced losses recognized related to the Company’s equity method investment compared to the year ended December 31, 2022. The remaining amount of total other income (expense), net fluctuation is attributable to currency rate fluctuations.

Total other income (expense), net decreased by $32.0 million to an expense of $2.1 million for the year ended December 31, 2022, from an expense of $34.1 million for the year ended December 31, 2021. This decrease was primarily attributable to a decrease in interest expense due to the adoption of ASU 2020-06 and the elimination of the debt discount that was previously being amortized to interest expense over the contractual term of 2024 Notes and the 2026 Notes, a gain related to the fair value adjustment for earn-outs recorded during the third quarter of 2022, partially offset by the loss in equity earnings related to the launch of Claire, a joint venture, during the year ended December 31, 2022.

Provision For (Benefit From) Income Taxes

	Year Ended December 31,			Year Ended December 31,
	2023	2022	% Change	2022	2021	% Change

	(Dollars in thousands)
Provision for (benefit from) income taxes	$4,163	$1,727	141%	$1,727	$(2,404)	172%

We had a provision for income taxes of $4.2 million for the year ended December 31, 2023 and a provision for income taxes of $1.7 million for the year ended December 31, 2022. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate, valuation allowance recorded against losses generated in the U.S. and Germany and changes to unrecognized tax benefits in Israel. The overall tax provision recorded represents tax on non-U.S. earnings in the various jurisdictions in which we operate, a tax charge of $0.8 million for valuation allowance on certain LivePerson, Inc. net operating losses in connection with the sale of the Kasamba business and additional accruals related to unrecognized tax benefits. The increase in tax expense is primarily due to a change in the amount of valuation allowance recognized related to acquisition and sale activity of the company year over year. The total tax expense associated with non-U.S. jurisdictions is relatively consistent between periods.

In prior periods, we had a tax provision for income taxes of $1.7 million for the year ended December 31, 2022 and a tax benefit for income taxes of $2.4 million for the year ended December 31, 2021. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate, movement of valuation allowance recorded against deferred tax activities of the U.S. and Germany and changes to unrecognized benefits in Israel. During 2022, we recorded a benefit of $1.6 million for a release of valuation allowance on certain LivePerson, Inc. net operating losses in connection with the acquisition of WildHealth. The increase in tax expense is primarily due to a change in the amount of valuation allowance recognized related to acquisitions. The total tax expense associated with non-U.S. jurisdictions is relatively consistent between periods.

Liquidity and Capital Resources

The following describes the Company’s cash flows for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Net cash (used in) provided by operating activities	$(19,765)	$(62,101)	$3,247
Net cash used in investing activities	(18,842)	(56,860)	(140,249)
Net cash (used in) provided by financing activities	(151,142)	1,618	11,843

As of December 31, 2023, we had approximately $212.9 million in cash, cash equivalents, and restricted cash, a decrease of approximately $179.3 million from December 31, 2022. The decrease is primarily attributable to payment of approximately $149.7 million in cash for the repurchase of approximately $157.5 million in aggregate principal amount of the 2024 Notes, coupled with the payment of bonuses in cash and various other uses of cash for operating purposes. The decrease was partially offset by $13.8 million in cash proceeds from the divestiture of Kasamba.

Cash Flows from Operating Activities

Net cash used in operating activities was $19.8 million in the year ended December 31, 2023. Our net loss was $100.4 million, which includes the effect of non-cash expenses related to depreciation of $32.6 million, amortization of purchased intangibles and finance leases of $22.2 million, amortization of debt issuance costs of $4.0 million, allowance for credit losses of $3.3 million, a goodwill impairment of $11.9 million, intangible and other assets impairment of $8.0 million related to our WildHealth reporting unit and internal-use software development costs, a $4.6 million change in fair value of contingent consideration and stock-based compensation of $11.9 million, partially offset by a gain on divestiture of $17.6 million and a gain on repurchase of convertible notes of $7.2 million. Net cash used in operating activities was further driven by a decrease in accounts payable of $13.6 million, a decrease in deferred revenue of $3.2 million, a decrease in other liabilities of $7.8 million, a decrease in accounts receivable of $1.5 million, an increase in accrued expenses and other current liabilities of $24.3 million, an increase in prepaid expenses and other current assets of $3.4 million, and an increase in contract acquisition costs of $5.0 million.

Net cash used in operating activities was $62.1 million in the year ended December 31, 2022. Our net loss was $225.7 million for the year ended December 31, 2022, which includes the effect of non-cash expenses related to stock-based compensation expense, change in fair value of contingent consideration, depreciation, amortization of purchased intangibles, finance leases, convertible debt issuance costs, gain on settlement of leases, allowance for credit losses, increases in accounts receivable, prepaid expenses and other current assets, accrued expenses and other current liabilities, contract acquisition costs, other assets, and decreases in deferred revenue and operating lease liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $18.8 million in the year ended December 31, 2023 which was primarily driven by purchases of fixed assets and capitalization of internally developed software, partially offset by the proceeds from the sale of Kasamba. Net cash used in investing activities was $56.9 million in the year ended December 31, 2022 which was driven primarily by purchases of property and equipment, including capitalized software, payments for the WildHealth acquisition, net of cash acquired and cash infusion into the Claire joint venture.

Cash Flows from Financing Activities

Net cash used in financing activities was $151.1 million in the year ended December 31, 2023 which was primarily driven by the repurchase of our 2024 Notes. Net cash provided by financing activities was $1.6 million in the year ended December 31, 2022 driven primarily by proceeds from issuance of common stock in connection with the exercise of stock options by employees, partially offset by principal payments for financing leases and the repurchase of common stock.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service and sales and marketing departments, and for the amortization of purchased intangible assets, as well as acquisition costs and non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of December 31, 2023, we had an accumulated deficit of approximately $857.0 million.

Our principal sources of liquidity are the net proceeds from the issuance of our convertible senior notes, after deducting purchaser discounts and debt issuance costs paid by us, issuance of common stock in connection with the exercise of options, and payments received from customers using our products. We anticipate that our current cash and cash equivalents will be sufficient to satisfy our working capital and capital requirements for at least the next 12 months. However, we cannot assure you that we will not require additional funds prior to such time, and we would then seek to sell additional equity or debt securities through public financings, or seek alternative sources of financing. Further, we plan to refinance the 2026 Notes on or prior to their maturity, and we are currently reviewing our capital structure with a goal of refinancing the 2026 Notes. We cannot assure you that additional funding will be available on favorable terms, when needed, if at all. If we are unable to obtain any necessary financing, we may be required to further reduce the scope of our planned sales and marketing and product development efforts, which could materially adversely affect our financial condition and operating results. In addition, we may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products, or to invest in or acquire complementary businesses, technologies, services or products.

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

Capital Expenditures

Total capital expenditures in 2023 were approximately $28.7 million, primarily related to software capitalization and to the continued investment in our co-location facilities. We anticipate that our current cash and cash equivalents and cash from operations will be sufficient to fund our capital expenditures for at least the next 12 months.

Indemnifications

We enter into service and license agreements in the ordinary course of business. Pursuant to some of these agreements, we agree to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using our products.

We also have agreements whereby certain of our officers and our directors are indemnified for certain events or occurrences. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Currently, we have no liabilities recorded for these agreements as of December 31, 2023.

Contractual Obligations

Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2023, the value of our non-cancellable unconditional purchase obligations was approximately $36.0 million, primarily relating to contracts with vendors in connection with IT infrastructure and cloud computing-related services. See Note 12 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information regarding our purchase obligations.

We also lease certain facilities and data centers under non-cancellable operating lease arrangements that expire at various dates through 2028. See Note 10 – Leases in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information regarding our lease obligations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

Our Israeli operations have currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the NIS. For the year ended December 31, 2023, the U.S. dollar appreciated on average by approximately 9.8% against the NIS as compared to December 31, 2022. For the year ended December 31, 2023, expenses generated by our Israeli operations totaled approximately $33.4 million. Based on our exposure to NIS exchange rate fluctuation against a dollar as of December 31, 2023, a 1% increase or decrease in the value of the NIS would increase or decrease our income before income taxes by approximately $0.3 million. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, Australian dollar, and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter into these types of arrangements.

Collection Risks

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During 2023, we increased our allowance for credit losses from approximately $9.2 million to approximately $9.3 million. During 2022, we increased our allowance for credit losses from approximately $6.3 million to approximately $9.2 million. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for credit losses on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against the applicable recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for credit losses when accounts previously reserved have been collected.

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

To the Board of Directors and Stockholders
LivePerson, Inc.
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LivePerson, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 4, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill – Business reporting unit

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $285.6 million as of December 31, 2023. Goodwill is tested for impairment at the reporting unit level on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the valuation of goodwill, management must make assumptions regarding estimated future cash flows to be derived from the Company’s business. If these estimates or their related assumptions change in the future, the Company may be required to record impairment. In connection with the annual impairment test completed as of September 30, 2023 using the quantitative “Step 1” assessment, the Company determined the fair value of its reporting units, using both an income approach and a market approach. The income approach uses a discounted cash flow model that reflects management assumptions that mainly relate to revenue growth rates and operating margins. There were no impairments in the Company’s Business reporting unit, as the fair value of this reporting unit exceeded its carrying value.

We identified the valuation of goodwill for the Business reporting unit as a critical audit matter. Management’s determination of the fair value of the Business reporting unit required the use of significant judgment due to the subjectivity and uncertainty of the revenue growth rates and operating margins assumptions used in the income approach. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the reasonableness of the assumptions regarding revenue growth rates and operating margins by: i) evaluating the consistency of the revenue growth rates and operating margins with historical results, and ii) evaluating the consistency of the revenue growth rates and operating margins with the Company’s objectives and strategies.

•Testing the accuracy and completeness of information used by management to determine revenue growth rates.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2005.
New York, New York
March 4, 2024

LIVEPERSON, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$210,782	$391,781
Restricted cash	2,143	417
Accounts receivable, net of allowances of $9,290 and $9,239 as of December 31, 2023 and 2022, respectively	81,802	86,537
Prepaid expenses and other current assets (Note 1)	26,981	23,747
Assets held for sale	—	30,984
Total current assets	321,708	533,466
Operating lease right-of-use assets (Note 10)	4,135	1,604
Property and equipment, net (Note 6)	119,325	126,499
Contract acquisition costs (Note 2)	37,354	43,804
Intangible assets, net (Note 5)	61,625	78,103
Goodwill (Note 5)	285,631	296,214
Deferred tax assets, net (Note 16)	4,527	4,423
Investment in joint venture (Note 17)	—	2,264
Other assets	1,208	2,563
Total assets	$835,513	$1,088,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,555	$25,303
Accrued expenses and other current liabilities (Note 7)	97,024	129,244
Deferred revenue (Note 2)	81,858	84,494
Convertible senior notes (Note 8)	72,393	—
Operating lease liabilities (Note 10)	2,719	2,160
Liabilities associated with assets held for sale	—	10,357
Total current liabilities	267,549	251,558
Convertible senior notes, net of current portion (Note 8)	511,565	737,423
Operating lease liabilities, net of current portion (Note 10)	2,173	682
Deferred tax liabilities (Note 16)	2,930	2,550
Other liabilities	3,158	28,639
Total liabilities	787,375	1,020,852
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value - 200,000,000 shares authorized; 90,603,519 and 78,350,984 shares issued, and 87,837,446 and 75,584,911 shares outstanding as of December 31, 2023 and 2022, respectively	91	78
Treasury stock, at cost; 2,766,073 shares as of December 31, 2023 and 2022	(3)	(3)
Additional paid-in capital	913,522	771,052
Accumulated deficit	(856,988)	(692,362)
Accumulated other comprehensive loss	(8,484)	(10,677)
Total stockholders’ equity	48,138	68,088
Total liabilities and stockholders’ equity	$835,513	$1,088,940

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021

	(In thousands, except share and per share amounts)
Revenue	$401,983	$514,800	$469,624
Costs, expenses and other: (1) (2)
Cost of revenue (3)	142,823	184,699	156,880
Sales and marketing	125,677	214,027	165,421
General and administrative	91,619	120,625	76,757
Product development	124,792	193,688	158,390
Impairment of goodwill	11,895	—	—
Impairment of intangibles and other assets	7,974	—	—
Restructuring costs	22,664	19,967	3,397
Gain on divestiture	(17,591)	—	—
Amortization of purchased intangible assets	3,505	3,678	2,045
Total costs, expenses and other	513,358	736,684	562,890
Loss from operations	(111,375)	(221,884)	(93,266)
Other income (expense), net:
Interest income (expense), net	4,669	(352)	(37,406)
Other income (expense), net	10,434	(1,784)	3,294
Total other income (expense), net	15,103	(2,136)	(34,112)
Loss before provision for (benefit from) income taxes	(96,272)	(224,020)	(127,378)
Provision for (benefit from) income taxes	4,163	1,727	(2,404)
Net loss	$(100,435)	$(225,747)	$(124,974)

Net loss per share of common stock:
Basic	$(1.28)	$(3.03)	$(1.80)
Diluted	$(1.28)	$(3.03)	$(1.80)
Weighted-average shares used to compute net loss per share:
Basic	78,593,274	74,509,404	69,606,105
Diluted	78,593,274	74,509,404	69,606,105

(1)Amounts include stock-based compensation expense, as follows:
Cost of revenue	$1,456	$9,933	$6,497
Sales and marketing	10,354	19,575	16,942
General and administrative	(5,706)	40,690	15,487
Product development	5,750	39,440	30,730

(2)Amounts include depreciation expense, as follows:
Cost of revenue	$8,072	$9,763	$10,186
Sales and marketing	3,103	2,451	2,448
General and administrative	453	452	160
Product development	20,929	19,618	14,629

(3)Amounts include amortization of purchased intangibles and finance leases, as follows:
Cost of revenue	$18,691	$18,434	$7,282
See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Net loss	$(100,435)	$(225,747)	$(124,974)
Other comprehensive (loss) income:
Foreign currency translation adjustment	2,193	(5,113)	(5,644)
Comprehensive loss	$(98,242)	$(230,860)	$(130,618)

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount

	(In thousands, except share data)
Balance at December 31, 2020	70,264,265	$70	(2,709,830)	$(3)	$635,672	$(391,885)	$80	$243,934
Common stock issued upon exercise of stock options	864,227	1	—	—	11,700	—	—	11,701
Common stock issued upon vesting of restricted stock units	1,058,361	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	58,422	—	—	58,422
Bonus cash payment settled in shares of the Company’s common stock	538,000	1	—	—	33,502	—	—	33,503
Common stock repurchase	30,344	—	(36,413)	—	(709)	—	—	(709)
Issuance of common stock in connection with acquisitions	2,130,213	2	—	—	128,793	—	—	128,795
Common stock issued under the Company’s employee stock purchase plan (“ESPP”)	95,136	—	—	—	4,409	—	—	4,409
Net loss	—	—	—	—	—	(124,974)	—	(124,974)
Other comprehensive loss	—	—	—	—	—	—	(5,644)	(5,644)
Balance at December 31, 2021	74,980,546	$75	(2,746,243)	$(3)	$871,788	$(516,859)	$(5,564)	$349,437
Cumulative adjustment due to adoption of ASU 2020-06	—	—	—	—	(209,651)	50,244	—	(159,407)
Common stock issued upon exercise of stock options	272,770	—	—	—	1,327	—	—	1,327
Common stock issued upon vesting of restricted stock units	1,204,430	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	68,630	—	—	68,630
Bonus cash payment settled in shares of the Company’s common stock	735,519	1	—	—	17,299	—	—	17,300
Common stock repurchase	—	—	(19,830)	—	(222)	—	—	(222)
Issuance of common stock in connection with acquisitions	837,965	1	—	—	17,636	—	—	17,637
Common stock issued under ESPP	319,754	—	—	—	4,246	—	—	4,246
Net loss	—	—	—	—	—	(225,747)	—	(225,747)
Other comprehensive loss	—	—	—	—	—	—	(5,113)	(5,113)
Balance at December 31, 2022	78,350,984	$78	(2,766,073)	$(3)	$771,052	$(692,362)	$(10,677)	$68,088
Common stock issued upon exercise of stock options	66,736	—	—	—	175	—	—	175
Common stock issued upon vesting of restricted stock units	1,533,226	2	—	—	(2)	—	—	—
Stock-based compensation	—	—	—	—	35,483	—	—	35,483
Issuance of common stock in connection with acquisitions	10,297,374	10	—	—	38,418	—	—	38,428
Common stock issued under ESPP	355,199	1	—	—	1,715	—	—	1,716
Activity related to divestiture	—	—	—	—	66,681	(64,191)	57	2,547
Net loss	—	—	—	—	—	(100,435)	—	(100,435)
Other comprehensive loss	—	—	—	—	—	—	2,136	2,136
Balance at December 31, 2023	90,603,519	$91	(2,766,073)	$(3)	$913,522	$(856,988)	$(8,484)	$48,138
See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(100,435)	$(225,747)	$(124,974)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	11,854	109,638	69,656
Depreciation	32,557	32,284	27,423
Amortization of purchased intangible assets and finance leases	22,196	22,112	9,327
Amortization of debt issuance costs	4,043	3,778	2,499
Accretion of debt discount on convertible senior notes	—	—	33,309
Impairment of goodwill	11,895	—	—
Impairment of intangible and other assets	7,974	—	—
Change in fair value of contingent consideration	4,629	(8,516)	—
Gain on repurchase of convertible notes	(7,200)	—	—
Allowance for credit losses	3,319	5,644	4,879
Gain on divestiture	(17,591)	—	—
Gain on settlement of leases	—	(242)	(3,483)
Deferred income taxes	1,046	(1,161)	(6,239)
Equity loss in joint venture	2,264	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,457	(38)	(17,309)
Prepaid expenses and other current assets	(3,411)	(5,979)	(3,178)
Contract acquisition costs	4,992	(6,370)	(1,876)
Other assets	1,361	(153)	547
Accounts payable	(13,570)	12,050	801
Accrued expenses and other current liabilities	24,343	7,485	8,626
Deferred revenue	(3,169)	(12,341)	7,774
Operating lease liabilities	(523)	(2,638)	(4,590)
Other liabilities	(7,796)	8,093	55
Net cash (used in) provided by operating activities	(19,765)	(62,101)	3,247
INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(28,657)	(48,486)	(45,703)
Proceeds from divestiture	13,819	—	—
Payments for acquisitions, net of cash acquired	—	(3,430)	(70,759)
Purchases of intangible assets	(4,004)	(2,680)	(2,610)
Repayment of debt acquired in acquisition	—	—	(21,177)
Investment in joint venture	—	(2,264)	—
Net cash used in investing activities	(18,842)	(56,860)	(140,249)
FINANCING ACTIVITIES:
Principal payments for financing leases	(3,330)	(3,734)	(3,558)
Repurchase of common stock	—	(221)	(709)
Proceeds from issuance of common stock in connection with the exercise of options and ESPP	1,890	5,573	16,110
Payment for repurchase of convertible senior notes	(149,702)	—	—
Net cash (used in) provided by financing activities	(151,142)	1,618	11,843
Effect of foreign exchange rate changes on cash and cash equivalents	465	(3,980)	(5,461)
Net decrease in cash, cash equivalents, and restricted cash	(189,284)	(121,323)	(130,620)
Cash classified within current assets held for sale	10,011	(10,011)	—
Cash, cash equivalents, and restricted cash - beginning of year	392,198	523,532	654,152
Cash, cash equivalents, and restricted cash - end of year	$212,925	$392,198	$523,532

	Year Ended December 31,
	2023	2022	2021

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$210,782	$391,781	$521,846
Restricted cash	2,143	417	1,686
Total cash, cash equivalents, and restricted cash	$212,925	$392,198	$523,532
Supplemental disclosure of other cash flow information:
Cash paid for income taxes	$1,858	$3,237	$582
Cash paid for interest	1,235	1,932	2,090
Supplemental disclosure of non-cash investing and financing activities:
Increase in convertible senior notes, net upon adoption of ASU 2020-06 (Note 1)	$—	$(159,407)	$—
Purchase of property and equipment and intangible assets in accounts payable	2,088	1,022	470
Right-of-use assets obtained in exchange for operating lease liabilities	5,198	—	2,125
Right-of-use assets obtained in exchange for finance lease liabilities	3,693	—	—
Issuance of shares of common stock to settle cash awards	—	17,300	33,503
Supplemental disclosure of non-cash financing activities related to acquisitions
Issuance of shares of common stock in connection with e-bot7 transaction	$—	$—	$20,012
Fair value of contingent earn-out in connection with e-bot7 transaction	—	7,362	6,170
Issuance of shares of common stock in connection with Tenfold transaction	—	—	41,224
Fair value of contingent earn-out in connection with Tenfold transaction	—	6,558	6,946
Issuance of shares of common stock in connection with VoiceBase transaction	—	—	67,557
Fair value of contingent earn-out in connection with VoiceBase transaction	—	16,067	16,714
Issuance of shares of common stock in connection with WildHealth transaction	—	17,675	—
Fair value of contingent earn-out in connection with WildHealth transaction	—	42,234	—

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

LivePerson, Inc. is the enterprise leader in digital customer conversation. Over the past decades, consumers have made digital conversations a primary way to communicate with others. Since 1998, we have enabled meaningful connections between consumers and our customers through our platform and currently power more than one billion connections and conversations each month. These digital and artificial intelligence (“AI”)-powered conversations decrease costs and increase revenue for our brands, resulting in more convenient, personalized and content-rich journeys across the entire consumer lifecycle, and across consumer channels. AI has accelerated our capability to leverage prior conversations and our customers’ existing investments in Generative AI and Large Language Models (“LLMs”) to enhance the consumer experience and to improve results for our customers by empowering them to leverage the latest developments in AI and LLMs, in a safe and secure environment.

The Conversational Cloud, the Company’s enterprise-class digital customer conversation platform, is trusted by the world’s top brands to accelerate their contact center transformation, orchestrate conversations across all channels, departments and systems, increase agent productivity, and deliver more personalized, AI-empowered customer experiences. The Conversational Cloud powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, short messaging service (“SMS”), social media and third-party consumer messaging platforms. Brands can also use the Conversational Cloud to message consumers when they dial a 1-800 number instead of forcing them to navigate interactive voice response systems and wait on hold. Most recently, the Conversational Cloud has been enhanced to provide a secure platform with appropriate guardrails to deploy Generative AI and LLMs in ways that help consumers and drive results for brands without sacrificing trust.

LivePerson’s digital customer conversation platform enables what the Company calls “the tango” of humans, LivePerson bots, third-party bots and LLMs, whereby humans act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Agents become highly efficient, leveraging the AI engine (including generative AI capabilities) to surface relevant content, define next-best actions and take over repetitive transactional work so that the agent can focus on relationship building. By seamlessly integrating messaging with the Company’s proprietary Conversational AI, as well as bots, the Conversational Cloud offers brands a comprehensive approach to scaling automations across their millions of customer conversations.

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

Variable Interest Entities

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”, an entity consolidates a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company periodically reassesses whether it is the primary beneficiary of a VIE. See Note 18 – Variable Interest Entities for the Company’s assessment of VIEs.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.

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

Foreign Currency Translation
The Company’s operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the United States of America (“U.S.”) dollar (the reporting currency) for inclusion in the Company’s consolidated financial statements. Income, expenses, and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders’ equity. Foreign exchange transaction gains or losses are included in other income (expense), net in the accompanying consolidated statements of operations.

Cash, Cash Equivalents and Restricted Cash

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents, which primarily consist of money market funds, are recorded at cost, which approximates fair value. Restricted cash primarily relates to funds held in connection with the divestiture of Kasamba. See Note 20 – Divestiture for additional information.

Prepaid expenses and other current assets

The following table presents the detail of prepaid expenses and other current assets as of the dates presented:

	December 31,
	2023	2022

	(In thousands)
Other assets	$8,757	$4,196
Prepaid Software Maintenance	8,592	8,508
VAT receivable	4,399	4,155
Prepaid Server Maintenance	2,634	3,988
Prepaid - Other	2,599	2,900
Total prepaid expenses and other current assets	$26,981	$23,747

Goodwill, Intangibles and Other Long-Lived Assets

Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a qualitative or quantitative assessment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the valuation of goodwill, management must make assumptions regarding estimated future cash flows to be derived from the Company’s business. If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets. As of December 31, 2023, our reporting units included Business and WildHealth. During the fourth quarter of 2023, the Company voluntarily changed its annual goodwill testing date from September 30 to October 1. The Company believes this change of method of applying the accounting principle is preferable, as it more closely aligns the annual impairment testing date with the most current information from the budgeting and strategic planning process and provides management with sufficient time to complete its annual assessment. This change will be applied prospectively, as retrospective application would be impracticable. The Company completed its most recent annual evaluation of impairment as of September 30, 2023 using a quantitative assessment method.

The Company has the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, the Company may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment test. The impairment test involves comparing the fair value of the reporting unit to its carrying value, including goodwill. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value. The impairment is limited to the carrying amount of goodwill. The Company’s assessment of goodwill impairment as of September 30, 2023, resulted in a noncash impairment of $11.9 million of goodwill for its WildHealth reporting unit. See Note 5 – Goodwill and Other Intangible Assets, Net for additional information.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360-10-35, “Accounting for Impairment or Disposal of Long-Lived Assets”. Acquired intangible assets consist of identifiable intangible assets, primarily developed technology and customer relationships, resulting from our acquisitions. Intangible assets are recorded at fair value on the date of acquisition. During the year ended December 31, 2023, the Company recognized an immaterial non-cash impairment charge of $3.0 million associated with WildHealth developed technology. See Note 5 – Goodwill and Other Intangible Assets, Net for additional information.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation, and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. The Company reviews the estimated useful lives of its fixed assets on an ongoing basis.

Internal-Use Software Development Costs

The Company capitalizes its costs to develop its internal use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. These costs are included in property and equipment in the Company’s consolidated balance sheets and are amortized on a straight-line basis over the estimated useful life of the related asset, which approximates five years. Management evaluates the useful lives of these assets on an annual basis. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred.

The Company reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset (or asset group) may not be recoverable. Events and changes in circumstances considered by the Company in determining whether the carrying value of long-lived assets may not be recoverable, include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, and changes in the Company’s business strategy. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (an “asset group”). An impairment loss would be recognized when estimated discounted future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than its carrying amount.

Business Combinations

The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets. Although the Company believes the assumptions and estimates it has made are reasonable, they are based in part on historical experience, market conditions, and information obtained from management of the acquired companies and are inherently uncertain. Examples of judgments used to estimate the fair value of intangibles assets include, but are not limited to, future expected cash flows, expected customer attrition rates, estimated obsolescence rates, and discount rates. These estimates are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is no later than one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations. See Note 9 – Acquisitions for additional information.

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

Advertising

The Company expenses the cost of advertising and promoting its services as incurred in the sales and marketing expense on the consolidated statement of operations. Such costs totaled approximately $10.9 million, $45.5 million, and $41.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Research and Development

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Research and development (“R&D”) costs are expensed when incurred, except for certain internal-use software development costs, which may be capitalized as noted above. R&D expenses consist primarily of personnel and related headcount costs, costs of professional services associated with the ongoing development of the Company’s technology, and allocated overhead.

Stock-Based Compensation

Compensation related to stock-based awards to employees and directors is measured and recognized in the Company’s consolidated statements of operations based on the fair value of the awards granted. The Company estimates the fair value of its stock options using the Black Scholes option pricing model. The stock-based compensation expense relating to stock options is recognized on a straight-line basis over the period during which the employee or director is required to provide service in exchange for the award, usually the vesting period, which is generally three to four years.

Restricted stock units (“RSUs”) are generally subject to a service-based vesting condition over three to four years. The valuation of these RSUs is based solely on the Company’s stock price on the date of grant, and the corresponding compensation expense is amortized on a straight-line basis.

Performance-Vesting Restricted Stock Units (“PRSUs”) granted are generally subject to both a service-based vesting condition and a performance-based vesting condition. PRSUs will vest upon the achievement of specified performance targets and subject to continued service through the applicable vesting dates. The associated compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied.

In accordance with ASC 718-10, “Stock Compensation”, the Company measures stock-based awards at fair value and recognizes compensation expense for all stock-based payment awards made to its employees and directors, including employee stock options. See Note 13 – Stockholders’ Equity for additional information.

Leases

We determine if an arrangement is or contains a lease at contract inception. In certain of our lease arrangements, judgment is required in determining if a contract contains a lease. For these arrangements, there is judgment in evaluating if the arrangement involves an identified asset that is physically distinct or whether we have the right to substantially all of the capacity of an identified asset that is not physically distinct. In arrangements that involve an identified asset, there is also judgment in evaluating if we have the right to direct the use of that asset. Operating leases are recorded in our consolidated balance sheets. Right-of-use (“ROU”) assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in our leases is not readily determinable, we use our incremental borrowing rate as the discount rate, which approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments and in similar economic environments. Optional periods to extend the lease, including by not exercising a termination option, are included in the lease term when it is reasonably certain that the option will be exercised. We account for lease and non-lease components, principally common area maintenance for our facilities leases, as a single lease component. Variable costs, such as maintenance and utilities based on actual usage, are not included in the measurement of ROU assets and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. The lease expense is recognized on a straight-line basis over the lease term. Our real estate leases asset class with an initial expected term of 12 months or less (short-term) is not accounted for on our consolidated balance sheets. Our finance leases are recorded in property and equipment, net in our consolidated balance sheets. For finance leases, interest expense on the lease liability is recognized based on the incremental borrowing rate and the ROU assets are amortized on a straight-line basis over the shorter of the lease term or the useful life of the ROU assets.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that the tax change occurs. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. We include interest accrued on the underpayment of income taxes and certain interest expense and penalties, if any, related to unrecognized tax benefits as a component of the income tax provision. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Recently Issued Accounting Pronouncements

In December 2023, FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. (“ASU”) 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The amendments require certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The objectives of the amendments are to provide decision-useful information to investors and other allocators of capital in a joint venture’s financial statements and also to reduce diversity in practice. ASU 2023-05 is effective for both public and private joint venture entities with a formation date on or after January 1, 2025. Early adoption is permitted. Entities may elect to apply the guidance retrospectively to joint ventures with a formation date prior to January 1, 2025. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures.

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements, which amends certain provisions of ASC 842 that apply to arrangements between related parties under common control. Specifically, the ASU: 1) Offers private companies, as well as not-for-profit entities that are not conduit bond obligors, a practical expedient that gives them the option of using the written terms and conditions of a common-control arrangement when determining whether a lease exists and the subsequent accounting for the lease, including the lease’s classification and 2) Amends the accounting for leasehold improvements in common-control arrangements for all entities. ASU 2023-01 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period as of the beginning of the related fiscal year. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions to clarify that a contractual restriction on the sale of an equity security is not considered part of a unit of account of the equity security, and, therefore, is not considered in measuring fair value. The

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those financial years. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.

Note 2. Revenue Recognition

The majority of the Company’s revenue is generated from hosted service revenues, which is inclusive of its platform pricing model. Revenues are recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

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

Total revenue of $402.0 million, $514.8 million, and $469.6 million was recognized during the years ended December 31, 2023, 2022, and 2021, respectively.

The Company defers all incremental commission costs to obtain the contract. These contract acquisition costs, which are comprised of prepaid sales commissions, have balances at December 31, 2023 and 2022 of $37.4 million and $43.8 million, respectively. The Company amortizes these costs over the related period of benefit using the customer expected life that the Company determined to be four years, which is consistent with the transfer to the customer of the services to which the asset relates. The Company classifies contract acquisition costs as long-term.

None of the Company’s contracts contain a significant financing component. During the year ended December 31, 2023, we recognized approximately $8.9 million of revenue from performance obligations satisfied during the year ended December 31, 2022, in connection with delivery of products and services related to COVID-19 testing. Refer to Note 15 – Legal Matters for additional details.

Hosted Services Revenue

Hosted services revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consist of fees that provide customers access to the Conversational Cloud, the Company’s enterprise-class digital customer conversation platform. The Company has determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. The Company recognizes this revenue over time on a ratable basis over the contract term, beginning on the date that access to the Conversational Cloud platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by the Company’s performance. Subscription contracts are generally one year or longer in length, billed monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements. Additionally, for certain of the Company’s larger customers, the Company may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, the Company passes the fee it incurs with the labor provider and its fee for the hosted services through to its customers in the form of a fixed fee for each order placed via the Company’s online engagement solutions. For these Gainshare arrangements in accordance with ASC 606, “Principal Agent Considerations”, the Company acts as a principal in a transaction if it controls the specified goods or services before they are transferred to the customer.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Professional Services Revenue

Professional Services revenue is reported at the amount that reflects the ultimate consideration the Company expects to receive in exchange for such services. Our professional services revenue consists of fees that provide customers with product support and updates during the term of the arrangement, which is typically one year or longer in length, billed; monthly, quarterly or annually in advance. Revenue is generally recognized ratably over the contract term. Our professional services revenue also includes custom support services, which differ from our standard product support. These professional services revenues are recognized as the services are performed.

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Revenue:
Hosted services (1)	$332,971	$412,467	$401,926
Professional services	69,012	102,333	67,698
Total revenue	$401,983	$514,800	$469,624

(1) On March 20, 2023, the Company completed the sale of Kasamba and therefore ceased recognizing revenue related to Kasamba effective on the transaction close date. This sale eliminated the entire Consumer segment, as a result of which revenue is presented within a single consolidated segment. Hosted services included $7.1 million, $37.1 million, and $37.7 million for the years ended December 31, 2023, 2022, and 2021, respectively, relating to Kasamba.

Remaining Performance Obligation

As of December 31, 2023, the aggregate amount of the total transaction price allocated in contracts with original duration of one year or greater to the remaining performance obligations was $317.5 million. Approximately 92% of the Company’s remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of less than one year. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606.

Contracts with Multiple Performance Obligations

Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. Judgment is required to determine the SSP for each distinct performance obligation. The Company determines the SSP based on its overall pricing objectives, taking into consideration market conditions and other factors, including the value of its contracts, product offerings and the cloud applications sold.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue by Geographic Location

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
United States	$277,542	$350,349	$306,700
Other Americas (1)	9,382	12,708	18,128
Total Americas	286,924	363,057	324,828
EMEA (2) (3)	62,613	74,298	91,227
APAC (4)	52,446	77,445	53,569
Total revenue	$401,983	$514,800	$469,624
——————————————
(1)Canada, Latin America, and South America.
(2)Europe, the Middle East and Africa (“EMEA”).
(3)Includes revenue from the United Kingdom (“U.K.”) of $44.8 million, $55.3 million, and $56.7 million for the years ended December 31, 2023, 2022, and 2021, respectively, and from the Netherlands of $0.8 million, $6.6 million, and $4.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.
(4) Asia-Pacific (“APAC”).

Information about Contract Balances

The deferred revenue balance consists of services, which have been invoiced upfront, and are recognized as revenue only when the revenue recognition criteria are met.

In some arrangements, the Company allows customers to pay for access to the Conversational Cloud over the term of the software license. The Company refers to these as subscription transactions. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables, anticipated to be invoiced in the next twelve months, are included in accounts receivable, net of allowances on the consolidated balance sheet.

The Company recognized revenue of $86.8 million and $98.3 million for the fiscal years ended December 31, 2023 and 2022, respectively, which was included in the corresponding contract liability balance at the beginning of the year.

The deferred revenue balance consists of services, which have been invoiced upfront, and are recognized as revenue only when the revenue recognition criteria are met. Our long-term deferred revenues are included in Other liabilities on the consolidated balance sheets.

The opening and closing balances of the Company’s accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable	Contract Acquisition Costs (Non-current)	Deferred Revenue (Current)	Deferred Revenue (Non-current)

	(In thousands)
Opening balance as of December 31, 2021	$69,259	$24,545	$40,675	$98,808	$54
Increase (decrease), net	(15,791)	8,524	3,129	(14,314)	120
Balance as of December 31, 2022	$53,468	$33,069	$43,804	$84,494	$174
Increase (decrease), net	6,914	(11,649)	(6,450)	(2,636)	9
Ending balance as of December 31, 2023	$60,382	$21,420	$37,354	$81,858	$183

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense in connection with contract acquisition cost was approximately $27.6 million and $36.4 million for the years ended December 31, 2023 and 2022, respectively.

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable, based on historical write-off experience. The Company reviews its allowance for credit losses monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. We maintain general reserves on a collective basis by considering factors such as historical experience, creditworthiness, the age of the trade receivable balances, and current economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The activity in the allowance for credit loss is as follows:

	December 31,
	2023	2022	2021

	(In thousands)
Balance, beginning of year	$9,239	$6,338	$5,344
Additions charged to costs and expenses	3,319	5,644	4,879
Deductions/write-offs	(3,268)	(2,743)	(3,885)
Balance, end of year	$9,290	$9,239	$6,338

Note 3. Net Loss Per Share

Basic earnings per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Potentially dilutive securities consist of common stock options, restricted stock units, contingently issuable shares and convertible securities. The dilutive effect of stock options, restricted stock units and contingently issuable shares is reflected in diluted EPS by application of the treasury stock method. The dilutive effect of convertible securities is reflected in the diluted EPS by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted EPS, the Company would assume conversion of the 0.750% Convertible Senior Notes due 2024 (“2024 Notes”) at a ratio of 25.9182 shares of its common stock per $1,000 principal amount of the 2024 Notes. The Company would assume conversion of the 2026 Notes at a ratio of 13.2933 shares of its common stock per $1,000 principal amount of the 2026 Notes. Assumed converted shares of the Company’s common stock are weighted for the period the Notes were outstanding. See Note 8 – Convertible Senior Notes, Net of Current Portion and Capped Call Transactions for additional information about the Notes.

Reconciliation of shares used in calculating basic and diluted EPS for the years ended December 31, 2023, 2022, and 2021, were as follows:

	Year Ended December 31,
	2023	2022	2021
Net loss (in thousands)	$(100,435)	$(225,747)	$(124,974)
Weighted average number of shares outstanding, basic and diluted	78,593,274	74,509,404	69,606,105
Net loss per share, basic and diluted	$(1.28)	$(3.03)	$(1.80)

During the third quarter of 2023, the Company reached settlement agreements regarding the final portions of the VoiceBase and Tenfold earn-outs for approximately $15.0 million and $13.0 million, respectively. These settlements were paid in shares during the year ended December 31, 2023. Additionally, during the fourth quarter of 2023, the Company reached a settlement agreement regarding the eBot-7 earn-out for approximately $8.0 million, which was paid in shares during the year ended December 31, 2023. The assumed conversion of the earn-out settlements would have no impact on the basic and diluted

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EPS as presented in the table above. Further, the following securities were excluded from the computation of diluted EPS for the years ended December 31, 2023 and 2022, as their effect would have been anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Shares subject to outstanding common stock options and ESPP	3,186,322	4,459,324	4,782,487
Restricted stock units	5,064,047	5,234,733	3,732,013
Earn-outs	—	12,049,211	1,150,504
Conversion option of the 2024 Notes	1,878,862	5,961,186	5,961,186
Conversion option of the 2026 Notes	6,879,283	6,879,283	6,879,283
Total	17,008,514	34,583,737	22,505,473

Note 4. Segment Information

The Company accounts for its segment information in accordance with the provisions of ASC 280-10, “Segment Reporting.” ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The Company was previously organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment enables brands to leverage the Conversational Cloud’s sophisticated intelligence engine to connect with consumers through an integrated suite of mobile and online business messaging technologies. The Consumer segment facilitated online transactions between independent service providers (“Experts”) and individual consumers (“Users”) seeking information and knowledge for a fee via mobile and online messaging. During the first quarter of 2023, the Consumer segment (consisting solely of the Kasamba business) was divested. As a result, the divestiture of Kasamba eliminated the Company’s Consumer segment. See Note 20 – Divestiture for additional information.

Subsequent to the divestiture of Kasamba, the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, evaluates performance, makes operating decisions, and allocates resources based on the financial information presented on a consolidated basis. Accordingly, management has determined that the Company operates as one operating and reportable segment.

Geographic Information

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s long-lived assets by geographic region as of the dates set forth below:

	December 31,
	2023	2022

	(In thousands)
United States	$438,420	$476,040
Germany	45,424	46,323
Israel	—	4,064
Australia	11,660	12,057
Netherlands	5,863	3,470
Other (1)	12,438	13,520
Total long-lived assets	$513,805	$555,474
——————————————
(1)U.K., Japan, France, Italy, Spain, Canada, and Singapore.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 are as follows:

Consolidated

(In thousands)
Balance as of December 31, 2021	291,215
Adjustments to goodwill:
Acquisitions	15,511
Foreign exchange adjustment	(2,488)
Goodwill reclassified to assets held for sale	(8,024)
Balance as of December 31, 2022	$296,214
Adjustments to goodwill:
Goodwill impairment (1)	(11,895)
Foreign exchange adjustment	1,312
Balance as of December 31, 2023	$285,631
(1)The amount represents the entire accumulated goodwill impairment balance as of December 31, 2023.

In connection with the annual impairment test completed as of September 30, 2023 using the quantitative “Step 1” assessment, the Company determined the fair value of its reporting units, using both an income approach and a market approach. The income approach uses a discounted cash flow model that reflects management assumptions regarding revenue growth rates, operating margins, risk-adjusted discount rate, terminal period growth rate, economic and market trends and other expectations about the anticipated operating results of the reporting units. Under the market approach, the fair value is estimated based on market multiples of revenues derived from comparable publicly traded companies with operating characteristics similar to the reporting units.

As a result of the Company’s annual goodwill impairment test in the third quarter of 2023, the Company recorded a non-cash impairment charge of $11.9 million in the consolidated statements of operations during the year ended December 31, 2023, to recognize the impairment of goodwill in the WildHealth reporting unit. This conclusion was primarily based upon slower growth in existing revenue streams and strategic decisions to reduce or eliminate investment in new and existing revenue streams previously planned for expansion. The Company’s latest available financial forecasts at the time of the annual goodwill impairment test reflected lower cash flows than previously projected related to the WildHealth reporting unit.

There were no impairments in the Company’s Business reporting unit, as the fair value of this reporting unit substantially exceeded its carrying value.

In connection with the divestiture of Kasamba under the Consumer segment, the Company recorded a reduction to its goodwill of $8.0 million during the year ended December 31, 2022. See Note 20 – Divestiture for additional information.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets, Net

Intangible assets, net are summarized as follows:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

	(In thousands)			(In years)
Amortizing intangible assets:
Technology	$94,549	$(60,465)	$34,084	5.0
Customer relationships	32,025	(19,542)	12,483	10.0
Patents	15,350	(1,916)	13,434	12.9
Trademarks	1,400	(707)	693	5.0
Trade names	1,044	(672)	372	2.8
Other	914	(355)	559	4.1
Total	$145,282	$(83,657)	$61,625

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

	(In thousands)			(In years)
Amortizing intangible assets:
Technology	$97,454	$(45,907)	$51,547	5.0
Customer relationships	31,987	(17,392)	14,595	10.0
Patents	11,088	(1,419)	9,669	12.8
Trademarks	1,044	(364)	680	5.0
Trade names	1,378	(402)	976	2.8
Other	979	(343)	636	4.1
Total	$143,930	$(65,827)	$78,103

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets and finance leases, net was $22.2 million, $22.1 million, and $9.3 million for the years ended December 31, 2023, 2022, and 2021, respectively, and a portion of this amortization was included in cost of revenue in the consolidated statements of operations.

Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable and the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows that are expected to result from the use of the asset. As a result of our impairment test in the third quarter of 2023, the Company recognized an immaterial non-cash impairment charge of $3.0 million included in the impairment of intangibles and other assets in the consolidated statements of operations, related to our intangible assets – developed technology associated with WildHealth, due to updated forecasts as discussed above. The fair value of these intangible assets as of September 30, 2023 was estimated using a relief from royalty method. A terminal multiple was applied on an assumed sale of the asset group subsequent to the life of the primary asset. There were no impairments of intangible assets during the year ended December 31, 2022.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, estimated annual amortization expense for the next five years and thereafter is as follows:

Estimated Amortization Expense
(In thousands)
2024	$15,425
2025	14,982
2026	12,270
2027	1,484
2028	1,297
Thereafter	16,167
Total	$61,625
Note 6. Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation, and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. The Company reviews the estimated useful lives of its fixed assets on an ongoing basis. The following table presents the detail of property and equipment as follows:

		December 31,
	Useful Life (Years)	2023	2022

		(In thousands)
Computer equipment and software	3 to 5	$123,580	$128,206
Internal-use software development costs	5	181,079	161,633
Finance lease right-of-use assets	2	3,060	3,083
Furniture, equipment and building improvements	The lesser of 5 or estimated useful life	327	506
Property and equipment, at cost		308,046	293,428
Less: accumulated depreciation		(188,721)	(155,706)
Property and equipment, net		119,325	137,722
Less assets held for sale (Note 20)		—	(11,223)
Total Property and equipment, net		$119,325	$126,499

Aggregate depreciation and amortization expense for property and equipment was $32.6 million, $32.3 million, and $27.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Expenditures for routine maintenance and repairs are charged to operating expense as incurred. Major renewals and improvements are capitalized and depreciated over their estimated useful lives.

During the fourth quarter ended December 31, 2023, the Company recorded a noncash impairment charge of $5.0 million related to capitalized software development costs. The impairment charges were included in the consolidated statements of operations for the year ended December 31, 2023. These impairment charges pertained to internal projects that were discontinued and had no future economic benefit. There were no impairments of property and equipment during the year ended December 31, 2022.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities as of the dates presented:

	December 31,
	2023	2022

	(In thousands)
Professional services and consulting and other vendor fees	$67,585	$51,067
Payroll and other employee-related costs	20,767	19,182
Financing lease liability	3,037	2,569
Restructuring	2,076	803
Sales commissions	734	4,402
Non-Income tax	556	1,148
Short-term contingent earn-out	—	47,819
Other	2,269	2,254
Total accrued expenses and other current liabilities	$97,024	$129,244

Note 8. Convertible Senior Notes, Net of Current Portion and Capped Call Transactions

Convertible Senior Notes due 2024 and Capped Calls

In March 2019, the Company issued $230.0 million aggregate principal amount of its 0.750% Convertible Senior Notes due 2024 in a private placement. Interest on the 2024 Notes is payable semi-annually in arrears on March 1 and September 1 of each year.

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election.

During a portion of the year ended December 31, 2023, the conditions allowing holders of the 2024 Notes to convert were met.

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

As a result of the adoption of ASU 2020-06, the 2024 Notes are accounted for as a single liability, and the carrying amount of the 2024 Notes, after giving effect to the March 2023 repurchases described below, is $72.4 million as of December 31, 2023, consisting of principal of $72.5 million, net of unamortized debt issuance costs of $0.1 million. The 2024 Notes were classified as short-term liabilities in the accompanying consolidated balance sheet as of December 31, 2023. The remaining term over which the 2024 Notes’ debt issuance costs will be amortized is 0.2 years at an effective interest rate of 1.57% for the year ended December 31, 2023.

In connection with the offering of the 2024 Notes, the Company entered into privately-negotiated capped call option transactions with certain counterparties (the “2024 capped calls”). The 2024 capped calls each have an initial strike price of approximately $38.58 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes. The 2024 capped calls have initial cap prices of $57.16 per share, subject to certain adjustment events. The 2024 capped calls cover, subject to anti-dilution adjustments, approximately 5.96 million shares of common stock. The 2024 capped calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the 2024 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The 2024 capped calls expire on March 1, 2024, subject to earlier exercise. The 2024 capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the 2024 capped calls are subject to certain specified additional disruption events that may give rise to a termination of the 2024 capped calls, including changes in law, failure to deliver, and hedging disruptions. The 2024 capped calls are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $23.2 million incurred to purchase the 2024 capped calls was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheets.

On March 21, 2023, the Company entered into individual privately negotiated transactions (the “Note Repurchase Agreements”) with certain holders of its 2024 Notes, pursuant to which the Company agreed to pay an aggregate of approximately $149.7 million in cash for the repurchase of approximately $157.5 million in aggregate principal amount of the 2024 Notes (the “Note Repurchases”). As of December 31, 2023, the Company recognized a $7.2 million gain, net of transaction costs of $0.5 million on debt extinguishment, which represented the difference between the carrying value and the fair value of the 2024 Notes just prior to Note Repurchases.

Upon completion of the Note Repurchases, the aggregate principal amount of the 2024 Notes was reduced by $157.5 million to $72.5 million and the carrying amount of the 2024 Notes reduced by $228.3 million to $72.0 million. A

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the twelve months ended December 31, 2023, the conditions allowing holders of the 2026 Notes to convert were not met.

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the adoption of ASU 2020-06, the 2026 Notes are accounted for as a single liability, and the carrying amount of the 2026 Notes is $511.5 million as of December 31, 2023, consisting of principal of $517.5 million, net of unamortized issuance costs of $6.0 million. The 2026 Notes were classified as long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2023. The remaining term over which the 2026 Notes’ debt issuance costs will be amortized is 2.9 years at an effective interest rate on the debt was 0.40% for the year ended December 31, 2023.

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

Unamortized debt issuance costs incurred in connection with securing the Company’s financing arrangements are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. All deferred financing costs are amortized to interest expense. The net carrying amount of the liability component of the Notes as of December 31, 2023 and 2022 was as follows:

	December 31,
	2023	2022

	(In thousands)
Principal	$589,992	$747,500
Unamortized issuance costs	(6,034)	(10,077)
Total net carrying value	583,958	737,423
Less: Short-term debt, net	72,393	—
Long-term debt, net	$511,565	$737,423

The following table sets forth the interest expense recognized related to the Notes:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Contractual interest expense	$839	$1,725	$1,725
Amortization of debt issuance costs	4,043	3,778	2,499
Amortization of debt discount	—	—	33,309
Total interest expense	$4,882	$5,503	$37,533

Interest expense of $4.9 million, $5.5 million, and $37.5 million is reflected as a component of interest expense, net in the accompanying consolidated statement of operations for the years ended December 31, 2023, 2022, and 2021, respectively.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Acquisitions

WildHealth

In February 2022, the Company completed the acquisition of 100% of the equity of WildHealth, Inc. (“WildHealth”), a precision medicine company operating in the United States, for a total purchase price of $22.3 million. The purchase price consisted of approximately $4.6 million in cash and $17.7 million in shares of common stock of the Company. As part of the purchase price, the Company issued 776,825 common shares that had a total fair value of $20.8 million based on the closing market price of $26.81 per share on the acquisition date of February 7, 2022. The transaction was accounted for as a business combination. In connection with the acquisition, the Company entered into stock forfeiture agreements with certain employees of WildHealth, under which a portion of the purchase price would be subject to vesting conditions based on continuing employment post acquisition. The Company allocated the purchase consideration subject to the stock forfeiture agreements between pre and post combination periods.

The purchase price allocation resulted in approximately $15.5 million of goodwill, $8.3 million of intangible assets and net liabilities assumed of $1.5 million. WildHealth is part of the Business segment and is a separate reporting unit. Goodwill is primarily attributed to synergies from future expected economic benefits, including enhanced revenue growth from expanded capabilities. The goodwill was not deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. A deferred tax liability for the identified intangibles has been recorded for $1.6 million and an indemnification asset of $1.2 million relating to a pre-acquisition liability assumed as of December 31, 2022.

The following table sets forth the fair value of the identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful life

	(In thousands)	(In years)
Amortizing intangible assets:
Developed technology	$7,100	5.0
Trade name	600	5.0
Fellowship content	600	5.0
Total amortizing intangible assets	$8,300

Based on our 2023 annual goodwill impairment test, the Company recorded a non-cash impairment charge of $11.9 million in our consolidated statements of operations, representing a portion of goodwill related to the WildHealth reporting unit. Additionally, based on the impairment test in the third quarter of 2023, the Company recognized an immaterial non-cash impairment charge of $3.0 million included in the cost of revenue in the consolidated statements of operations, related to our intangible assets – developed technology associated with WildHealth. See Note 5 – Goodwill and Intangible Assets, Net for additional information.

Additionally, former stockholders of WildHealth had the right to receive in the aggregate up to an additional $120.0 million earn-out (to be settled in the Company’s equity or cash at the Company’s election, but with the cash election restricted to 18.0 percent of the total earn-out) based upon satisfaction of certain financial milestones over the period from October 31, 2022 through December 31, 2025. The Company accounted for the earn-out as a compensation arrangement in accordance with ASC 718, “Compensation - Stock Compensation,” pursuant to which such earn-out payments are classified as liability awards to be recognized over the requisite service periods. On May 30, 2023, the Company and stockholders of WildHealth agreed to amend the terms of the merger agreement with respect to certain contingent potential earn-out payments under the agreement. Pursuant to the amended terms, in full satisfaction of all potential earn-out payments under the merger agreement, the parties agreed that the Company would pay (a) a lump sum cash payment of $12.0 million, less applicable withholding taxes to pre-acquisition stockholders, and (b) in the event of a future direct or indirect sale of WildHealth on or before May 30, 2033, the former WildHealth stockholders will receive an additional cash payment equal to 30% of the then-current equity value of WildHealth less all applicable escrows and closing payments and costs, up to a maximum payment of $23.0 million. On May 31, 2023, the Company made the lump sum payment of $12.0 million in connection with the settlement and reversed the preexisting accrued stock-based compensation of $40.2 million. As of December 31, 2023, there is no remaining

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earn-out liability related to WildHealth. The contingent cash settlement feature was deemed not probable as of December 31, 2023 and, therefore, the award was not recorded as a liability.

Note 10. Leases

The Company has non-cancelable operating and finance leases for its corporate offices and other service agreements. Its leases have remaining lease terms of less than one to five years, some of which include options to extend. The Company uses the non-cancelable lease term when recognizing the ROU assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised.

The Company continues to actively assess its global lease portfolio. However, any additional de-recognition of right-of-use assets and incurrence of various one-time expenses in connection with early termination of additional leases are not expected to be material to its financial condition or results of operations.

Supplemental cash flow information related to leases for the periods listed are as follows:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,448	$4,885	$2,927
Operating cash flows for finance leases	93	196	362
Financing cash flows for finance leases	3,330	3,734	3,558

The components of lease costs for the periods listed are as follows:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Finance lease cost
Amortization of right-of-use assets	$3,712	$3,690	$3,718
Interest	93	196	362
Operating lease cost	11,491	11,332	8,912
Total lease cost	$15,296	$15,218	$12,992

	December 31, 2023	December 31, 2022
Weighted Average Remaining Lease Term:
Operating leases	2.1 years	1.5 years
Finance leases	0.9 years	1.1 years

Weighted Average Discount Rate:
Operating leases	7%	7%
Finance leases	7%	4%

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases is as follows:

	Classification on the Consolidated Balance Sheet	December 31, 2023	December 31, 2022

		(In thousands)
Assets
Operating ROU assets	Operating lease ROU assets	$4,135	$1,604
Finance ROU assets	Property and equipment, net	3,060	3,083

Liabilities
Current:
Operating lease liabilities	Operating lease liability	$2,719	$2,160
Finance lease liabilities	Accrued expenses and other current liabilities	3,037	2,569
Non-current:
Operating lease liabilities	Operating lease liability, net of current portion	2,173	682
Finance lease liabilities	Other liabilities	85	191

Future minimum lease payments under non-cancellable operating and finance leases (with an initial or remaining lease term in excess of one year) are as follows:

	December 31, 2023
	Operating Leases	Finance Leases

Year Ending December 31,	(In thousands)
2024	$3,058	$3,120
2025	1,705	87
2026	329	—
2027	185	—
2028	92	—
Total minimum lease payments	5,369	3,207
Less: present value adjustment	(477)	(85)
Present value of lease liabilities	$4,892	$3,122

Rental expense for operating leases and other service agreements was approximately $15.3 million, $15.2 million and $13.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Financial Assets and Liabilities

The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2023 and December 31, 2022, are summarized as follows:

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$174,701	$—	$—	$174,701
Total assets	$174,701	$—	$—	$174,701

	December 31, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Cash equivalents:
Money market funds	$308,295	$—	$—	$308,295
Total assets	$308,295	$—	$—	$308,295

Liabilities:
Earn-outs treated as contingent consideration	$—	$—	$20,722	$20,722
Earn-outs treated as liability awards	—	—	51,499	51,499
Total liabilities	$—	$—	$72,221	$72,221

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

The Company’s money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as Level 1 within the fair value hierarchy. The Company’s contingent earn-out liability is measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy. During 2022, the unobservable inputs used for valuation of the earn-outs primarily included asset volatility, revenue volatility, weighted-average cost of capital and market price of risk for revenue. For 2023, the fair value was based on the negotiated contracts with the selling shareholders. Significant changes in unobservable inputs could result in significantly lower or higher fair value measurements.

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair value of outstanding balances of our 2024 Notes and 2026 Notes are as follows:

	Level of Hierarchy	Fair Value	Principal Balance	Unamortized Issuance Costs	Net Carrying Value

		(In thousands)
December 31, 2023
2024 and 2026 Notes	2	$435,883	$589,992	$(6,034)	$583,958
December 31, 2022
2024 and 2026 Notes	2	$512,900	$747,500	$(10,077)	$737,423

Management determines the fair value by using Level 2 inputs based on antithetic variable technique done by an independent valuation specialist. Refer to Note 8 – Convertible Senior Notes, Net of Current Portion and Capped Call Transactions for additional information.

The changes in fair value of the Level 3 liabilities are as follows:

	December 31,
	2023	2022

	(In thousands)
Balance, beginning of year	$72,221	$29,830
Additions in the period	—	61,920
Change in fair value of contingent consideration	4,629	(8,516)
Change in fair value of liability awards	(27,857)	(11,013)
Payments	(48,993)	—
Balance, end of year	$—	$72,221

Certain former stakeholders of the Company’s acquisitions were eligible to receive additional cash or share considerations based on the attainment of certain operating metrics in the periods subsequent to the acquisitions of e-bot7, Tenfold and VoiceBase. These earn-out arrangements were accounted for as either contingent considerations arrangements or compensation arrangements. Contingent considerations were fair valued using significant inputs that are not observable in the market.

The earn-outs determined to be compensatory were remeasured each reporting period based on whether the performance targets were probable of being achieved and recognized over the related service periods. During the year ended December 31, 2023, the Company settled the VoiceBase, Tenfold and e-Bot7 earn-outs for approximately $19.9 million, $9.3 million, and $7.7 million, respectively.

During the year ended December 31, 2023, the Company paid approximately $12.0 million in connection with the WildHealth settlement. Refer to Note 9 – Acquisitions for additional information.

Changes to the fair value of the earnouts were recognized as a component of stock-based compensation expense and other income (expense), net in the accompanying consolidated statements of operations. Payments in cash were recognized as a component of compensation expense and payments in stock were recognized as a component of equity in the accompanying consolidated statements of operations. The carrying value of earnout liabilities are recorded in accrued expenses and other current liabilities and other liabilities as of December 31, 2022 in the accompanying consolidated balance sheet. There were no outstanding earnout liabilities as of December 31, 2023.

Note 12. Commitments and Contingencies

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company’s 401(k) policy is a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. Furthermore, the match is immediately vested. Salaries and related expenses include $3.8 million, $5.4 million, and $3.7 million of employer matching contributions for the years ended December 31, 2023, 2022, and 2021, respectively.

Letters of Credit

As of December 31, 2023, the Company had letters of credit totaling $1.1 million outstanding as a security deposit for the due performance by the Company of the terms and conditions of a supply contract.

Indemnifications

The Company enters into service and license agreements in its ordinary course of business. Pursuant to some of these agreements, the Company agrees to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using the Company’s products.

The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2023 and 2022.

Non-Income Related Taxes

The Company is subject to sales tax liabilities, plus applicable interest, for states in which it has an economic nexus. As of December 31, 2023, there is a $0.5 million accrual balance for sales tax liabilities included within the consolidated balance sheets.

Contractual obligations

Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company has purchase obligation agreements primarily relating to contracts with vendors in connection with Information Technology (“IT”) infrastructure and cloud computing-related services with remaining terms of 2 years or less. The Company’s non-cancellable unconditional purchase obligation in connection with these arrangements is approximately $21.3 million for 2024 and $14.7 million for 2025.

Note 13. Stockholders’ Equity

Common Stock

As of December 31, 2023, there were 200,000,000 shares of common stock authorized, 90,603,519 shares issued, and 87,837,446 shares outstanding. As of December 31, 2022, there were 200,000,000 shares of common stock authorized, 78,350,984 shares issued, and 75,584,911 shares outstanding. The par value for the common stock is $0.001 per share.

Preferred Stock

As of December 31, 2023 and 2022, there were 5,000,000 shares of preferred stock authorized, and no shares were issued or outstanding. The par value for the preferred stock is $0.001 per share.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation

The Company’s stock-based compensation generally includes stock options, restricted stock units (“RSUs”), performance-vesting restricted stock units (“PRSUs”), and purchases under the Company’s 2019 ESPP. Stock-based compensation expense related to RSUs is based on the market value of the underlying stock on the date of grant and the related expense is recognized ratably over the requisite service period. The stock-based compensation expense related to PRSUs is estimated at the grant date based on the expectation that performance goals will be achieved at the stated target level. The amount of compensation cost recognized depends on the relative satisfaction of the performance condition based on performance to date.

Stock Option Plans

The Company’s 2019 Stock Incentive Plan became effective on April 11, 2019. The 2019 Stock Incentive Plan, as amended and restated, allows the Company to grant incentive stock options and restricted stock units to its employees and directors to participate in the Company’s future performance through stock-based awards at the discretion of the board of directors. The number of shares authorized for issuance as of December 31, 2023 was 42,367,744 shares in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of December 31, 2023, approximately 1.3 million shares of common stock remained available for issuance (taking into account all option exercises and other equity award settlements through December 31, 2023). At the Company’s annual meeting on October 5, 2023, the stockholders of the Company approved an amendment to increase the number of shares available for issuance thereunder by 2,300,000 shares.

Employee Stock Purchase Plan

As of December 31, 2023, there were 2,000,000 shares authorized and reserved for issuance under the 2019 ESPP. As of December 31, 2023, approximately 1.0 million shares of common stock remained available for issuance under the ESPP (taking into account all share purchases through December 31, 2023). At the Company’s annual meeting on October 5, 2023, the stockholders of the Company approved an amendment of the ESPP to increase the number of shares available for issuance thereunder by 1,000,000 shares.

Inducement Plan

There are 6,159,009 shares of common stock authorized and reserved for issuance under the Inducement Plan. On February 9, 2022, the Company’s board of directors amended the plan and authorized 2,790,961 new shares for issuance. As of December 31, 2023, 0.7 million shares of common stock remained available for issuance under the Inducement Plan (taking into account all option exercises and other equity award settlements through December 31, 2023).

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Option Activity

A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
	Options (In thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2020	4,332	$19.78
Granted	1,705	48.24
Exercised	(863)	13.55
Cancelled or expired	(392)	32.94
Balance outstanding at December 31, 2021	4,782	$27.52	6.77	$62,300
Options vested and expected to vest	1,419	$36.41	8.61	$11,387
Options exercisable at December 31, 2021	2,564	$17.87	5.05	$46,932

Balance outstanding at December 31, 2021	4,782	$27.52
Granted	993	20.34
Exercised	(264)	5.07
Cancelled or expired	(1,052)	41.56
Balance outstanding at December 31, 2022	4,459	$24.25	6.08	$1,327
Options vested and expected to vest	1,047	$29.80	8.06	$242
Options exercisable at December 31, 2022	2,758	$21.26	4.94	$986

Balance outstanding at December 31, 2022	4,459	$24.25
Granted	18	11.37
Exercised	(67)	2.62
Cancelled or expired	(1,273)	22.69
Balance outstanding at December 31, 2023	3,137	$22.68	4.84	$40
Options vested and expected to vest	379	$28.83	7.89	$—
Options exercisable at December 31, 2023	2,643	$21.67	4.20	$40

The total fair value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was approximately $3.4 million, $11.3 million and $6.6 million, respectively. As of December 31, 2023, there was approximately $5.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.9 years.

The per share weighted average fair value of stock options granted during the years ended December 31, 2023, 2022 and 2021 was $6.54, $10.20, and $28.68, respectively. The fair value of each option grant is estimated on the date of grant, adjusted for estimated forfeitures, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2023	2022	2021
Dividend yield	—%	—%	—%
Risk-free interest rate	3.60%	1.62% – 4.20%	0.46% – 1.33%
Expected life (in years)	5	5	5
Historical volatility	65.17%	53.87% – 64.13%	53.51% – 54.55%

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
•Historical volatility – The Company uses a trailing five year from grant date to determine volatility.

Restricted Stock Unit and Performance-Vesting Restricted Stock Unit Activity

A summary of the Company’s RSUs and PRSUs activity and weighted average grant date fair value, as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value

	(In thousands)	(Per share)	(In thousands)
Balance outstanding at December 31, 2020	2,950	$27.00	$183,781
Awarded	3,066	54.80
Released	(1,596)	38.90
Forfeited	(688)	33.06
Non-vested and outstanding at December 31, 2021	3,732	$43.63	$133,308

Balance outstanding at December 31, 2021	3,732	$43.63	$133,308
Awarded	4,927	18.61
Released	(1,938)	31.73
Forfeited	(1,486)	40.30
Non-vested and outstanding at December 31, 2022	5,235	$25.42	$53,080

Balance outstanding at December 31, 2022	5,235	$25.42	$53,080
Awarded	4,315	4.41
Released	(2,707)	15.86
Forfeited	(1,779)	25.21
Non-vested and outstanding at December 31, 2023	5,064	$12.53	$19,193
Expected to vest	3,627	$12.39	$13,745

RSUs granted to employees generally vest over a three to four-year period, or upon achievement of certain performance conditions. As of December 31, 2023, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs and PRSUs was approximately $48.3 million and the weighted-average remaining vesting period was 1.9 years.

For the years ended December 31, 2023 and 2022, the Company opted to settle cash awards related to bonuses entirely in cash. For the year ended December 31, 2021, the Company accrued approximately $18.4 million for cash awards related to bonuses to be settled in shares of the Company’s stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying consolidated statement of operations.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based compensation expense recognized in the Company’s consolidated statements of operations and cash flows was $11.9 million, $109.6 million, and $69.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

PRSUs granted are generally subject to both a service-based vesting condition and a performance-based vesting condition. PRSUs will vest upon the achievement of specified performance targets and subject to continued service through the applicable vesting dates. The associated compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. PRSUs granted in years 2023, 2022 and 2021 are immaterial.

Note 14. Restructuring

During the second quarter of 2022, LivePerson began a restructuring initiative to realign the Company’s cost structure to better reflect significant product and business model innovation and then-recent changes due to acquisitions and factors outside the control of the Company. As part of the restructuring initiative, the Company reoriented its global product and engineering organization for greater efficiency and focus, and reallocated some spending to increase its investment in customer success and go-to-market initiatives. In 2023, due to the changing technology landscape related to the evolution of LLMs, we were able to identify opportunities for significant cost savings because the latest generation of LLMs is able to build a bot in minutes, enabling reduction of headcount previously devoted to bot-building. Additionally, we have moved to a product-led growth structure where we flattened the organization to align to more efficient sales and service support ratios. In connection with the restructuring initiatives, the Company recognized restructuring costs of $22.7 million, $20.0 million, and $3.4 million during the years ended December 31, 2023, 2022, and 2021, respectively, which is included in restructuring costs in the accompanying consolidated statements of operations. Such costs primarily include severance and other compensation-related costs as well as IT infrastructure contract termination costs.

The following table presents the detail of the liability for the Company’s restructuring charges, which is included within accrued expenses and other current liabilities within the consolidated balance sheets as of December 31, 2023 and 2022:

	December 31,
	2023	2022

	(In thousands)
Balance, beginning of year	$803	$1,694
Lease restructuring costs	—	442
IT contract termination costs	5,744	—
Severance and other associated costs	16,920	19,525
Cash payments	(21,391)	(20,858)
Balance, end of year	$2,076	$803

The following table presents the detail of expenses for the Company’s restructuring charges for the periods presented:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Lease restructuring costs	$—	$442	$724
IT contract termination costs	5,744	—	—
Severance and other associated costs	16,920	19,525	2,673
Total restructuring costs	$22,664	$19,967	$3,397

Note 15. Legal Matters

Stockholder Litigation

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2023, a putative stockholder class action entitled Damri v. LivePerson, Inc., No. 1:23-cv-10517, was filed under the federal securities laws against the Company, its former Chief Executive Officer, and its Chief Financial Officer in the United States District Court for the Southern District of New York. The complaint alleges that the Company’s Form 10-Q filings and forecasts for the first, second, and third quarters of fiscal year 2022 were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, based on the Company’s later disclosures and report on Form 10-K on March 16, 2023. A parallel litigation on behalf of stockholders who purchased their shares on the Tel Aviv Stock Exchange, entitled Weissbrod v. LivePerson, Inc., is pending in the Tel Aviv District Court in Israel, but has been stayed pending further developments in the Damri case.

In January 2024, a purported derivative action entitled Marti v. LoCascio, No. 1:24-cv-00598, was filed in the United States District Court for the Southern District of New York by a purported stockholder of the Company against the Company’s former Chief Executive Officer, its Chief Financial Officer, most of the members of the current board of directors and several former directors. The derivative litigation claims that the Company itself was harmed by the same acts and omissions underlying the Damri federal securities lawsuit, and seeks to recover unspecified losses on behalf of the Company. The Marti case is stayed pending further developments in the Damri case.

In January 2024, a purported stockholder of the Company filed a lawsuit against the Company and its Board of Directors entitled Browne v. Layfield, No. 2024-0079, in the Court of Chancery of the State of Delaware. The complaint asserted a claim for breach of fiduciary duty based upon a Tax Benefits Preservation Plan. In February 2024, the Board approved technical amendments to the Tax Benefits Preservation Plan which were filed by the Company on Form 8-K, and the case was dismissed as moot, subject to attorneys’ fees on behalf of the plaintiff.

In February 2024, Starboard Value LP and several of its related entities and investment funds filed a lawsuit against the Company, its former Chief Executive Officer and its Chief Financial Officer entitled Starboard Value LP v. LivePerson, Inc., No. 2024-0103, in the Court of Chancery of the State of Delaware. The complaint alleges common law fraud, fraudulent inducement and negligent misrepresentation in connection with an alleged scheme to induce Starboard to settle its 2022 proxy contest against the Company and, as stated in the complaint, involves previous Starboard allegations of misrepresentations in the Company's public disclosures that the Company previously informed Starboard were found to be unsubstantiated following an independent investigation. The complaint seeks unspecified damages.

COVID-Related Matters

As has been widely reported, there is heightened scrutiny by the federal government across many programs related to global novel coronavirus disease (“COVID-19”) that were introduced during the COVID-19 pandemic. The Company and its wholly-owned subsidiary WildHealth were each previously engaged in the delivery of products and services related to COVID-19 testing, and have been subsequently subject to governmental inquiries with respect to those COVID-19 related products and services, including inquiries by Medicare, the Department of Justice and the U.S. Food and Drug Administration (“governmental agencies”).

In November 2022, a professional corporation managed by WildHealth received notice that Medicare reimbursements for its services rendered under a Medicare demonstration program related to COVID-19 testing (the “Program”) were suspended pending further review. Subsequently, WildHealth received and successfully responded to inquiries from additional governmental agencies with respect to its participation in the Program. The Centers for Medicare and Medicaid Services (CMS) has provided notice that the Medicare payment suspension was terminated. The reimbursements for services rendered under the Program were released in November and December 2023.

The Company previously provided other products and services related to COVID-19 testing and accompanying software. Those COVID-19 related products and services have also been the subject of inquiry and review by governmental agencies.

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Accruals

The Company accrues for certain contingencies when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated and discloses certain contingencies for which no accrual has been made as appropriate and in compliance with ASC 450. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. The accruals or estimates, if any, resulting from the foregoing analysis, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.

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

The Company includes interest accrued on the underpayment of income taxes and certain interest expense and penalties, if any, related to unrecognized tax benefits as a component of the income tax provision. The Company recorded a valuation allowance against its U.S., e-bot7 Germany, and Bulgaria deferred tax assets as it considered its cumulative losses in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated by jurisdiction, the Company believes that the deferred tax assets related to LivePerson Australia Pty. Ltd., Engage Pty. Ltd., LivePerson (UK) Ltd., LivePerson Japan, and LivePerson Ltd. (Israel) are more likely than not to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and one-time items. During the year ended December 31, 2023, there was an increase in the valuation allowance recorded of $23.7 million.

The Company had a valuation allowance on certain deferred tax assets for the years ended December 31, 2023, 2022, and 2021 of $211.2 million, $187.5 million, and $107.1 million, respectively. For the year ended December 31, 2023, an increase in the valuation allowance in the amount of $23.7 million was recorded as an expense. For the year ended December 31, 2022, an increase in the valuation allowance in the amount of $38.7 million was recorded as an expense and an additional increase of $0.5 million was recorded to goodwill against acquired federal and state net operating losses and due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, the Company recorded an increase of the valuation allowance to other comprehensive income of $41.2 million.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company experiences an ownership change, as defined in Section 382 of the Code. The use of NOLs from acquired businesses may also be limited under Section 382. Such an annual limitation could result in the expiration of the NOL carryforwards before utilization. Corresponding provisions of state law may limit the Company’s ability to utilize NOL carryforwards for state tax purposes. As of December 31, 2023, the Company had approximately $583.1 million of federal NOL carryforwards available to offset future taxable income. Included in this amount is $0.9 million of federal NOL carryovers from the Company’s acquisition of Proficient in 2006, $49.4 million of federal NOL carryovers from the Company’s acquisition of Tenfold in 2021, $64.9 million of federal NOL carryovers from the Company’s acquisition of VoiceBase in 2021 and $1.0 million of federal NOL carryovers from the Company’s acquisition of WildHealth in 2022. Approximately $70.2 million of these federal NOL carryforwards were generated in taxable years ending on or before

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and will expire in various years through 2037. Federal NOL carryforwards generated in taxable years ending after December 31, 2017, do not expire, but generally may only offset up to 80% of federal taxable income earned in a taxable year.

The Company has entered into a Tax Benefits Preservation Plan (the “Tax Benefits Preservation Plan”), which is designed to reduce the risk of substantial impairment to the Company’s NOLs and certain other tax attributes that could result from an “ownership change” within the meaning of Section 382 of the Code. See “Tax Benefits Preservation Plan” in Note 21 – Subsequent Events for additional information.

The domestic and foreign components of income (loss) before provision for (benefit from) income taxes consist of the following:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
United States	$(95,773)	$(220,060)	$(128,210)
Israel	1,074	1,464	1,414
United Kingdom	1,481	1,428	1,145
Netherlands	2,030	2,514	3,629
Australia	(412)	533	755
Germany	(5,453)	(10,400)	(6,450)
Other (1)	781	501	339
Total	$(96,272)	$(224,020)	$(127,378)
——————————————
(1)Includes Bulgaria, Canada, France, India, Italy, Japan, Mexico, Poland, Singapore and Spain.

No additional provision has been made for U.S. income taxes on the undistributed earnings of its wholly-owned Israeli subsidiary, LivePerson Ltd., as such earnings have been taxed in the U.S. A provision for the undistributed earnings of the Company’s other foreign subsidiaries have not been provided because the Company intends to indefinitely reinvest such earnings outside of the U.S., though if these foreign earnings were to be repatriated in the future the related U.S. tax liability would be immaterial through December 31, 2023.

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Current income taxes:
U.S. Federal	$—	$—	$(22)
State and local	239	431	159
Foreign	2,878	2,458	3,698
Total current income taxes	3,117	2,889	3,835

Deferred income taxes:
U.S. Federal	651	(1,153)	(2,908)
State and local	488	79	20
Foreign	(93)	(88)	(3,351)
Total deferred income taxes	1,046	(1,162)	(6,239)
Total provision for (benefit from) income taxes	$4,163	$1,727	$(2,404)

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The difference between the total income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	December 31,
	2023	2022	2021
Federal statutory rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	3.94%	2.89%	4.83%
Non-deductible expenses – stock-based compensation	(0.55)%	(1.30)%	(1.73)%
Non-deductible expenses – earn-out	5.50%	(3.15)%	—%
Non-deductible excess compensation	(0.04)%	(0.14)%	(2.30)%
Foreign taxes	(0.94)%	(0.15)%	(0.86)%
Valuation allowance	(24.40)%	(17.33)%	(26.92)%
Stock based compensation – excess tax benefit / (tax deficiency)	(7.00)%	(2.12)%	6.58%
Goodwill impairment	(2.59)%	—%	—%
Sale of subsidiary	1.69%	—%	—%
Other	(0.93)%	(0.48)%	1.29%
Total provision	(4.32)%	(0.78)%	1.89%

The effects of temporary differences and federal NOL carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities as of the dates presented:

	December 31,
	2023	2022

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$157,919	$141,011
Foreign tax credit	—	1,222
R&D tax credit	1,757	1,761
Original issue discount	6,236	9,515
Interest	4,582	2,665
Operating lease liability	2,111	760
Accounts payable and accrued expenses	6,934	7,270
Non-cash compensation	10,632	17,271
R&D capitalization	52,878	39,182
Allowance for credit loss	1,884	5,091
Total deferred tax assets	244,933	225,748
Less valuation allowance	(211,234)	(187,525)
Deferred tax assets, net of valuation allowance	33,699	38,223
Deferred tax liabilities:
Property and equipment	(13,214)	(15,105)
Intangibles amortization	(8,985)	(13,142)
Goodwill amortization and contingent earn-out adjustments	(7,999)	(7,012)
Outside basis difference in subsidiary stock	—	(567)
Operating lease right-of-use asset	(1,904)	(524)
Total deferred tax liabilities	(32,102)	(36,350)
Net deferred tax assets	$1,597	$1,873

We have U.S. federal, Australian, and German NOLs of $583.1 million, $1.6 million, and $28.3 million, respectively. The Australian and German NOLs can be carried forward indefinitely. For the federal NOLs, $512.8 million can be carried

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

forward indefinitely, $0.9 million will expire between 2024 and 2029, and $69.4 million will expire between 2030 and 2037. We have $449.3 million of state NOLs, of which $108.0 million can be carried forward indefinitely and $341.4 million expire between 2024 and 2044.

ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with other provisions contained within this guidance. This topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate audit settlement. The Company had unrecognized tax benefits of $3.1 million as of December 31, 2023 and $2.7 million as of December 31, 2022, respectively, that would affect the effective tax rate if recognized. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits and recorded in accrued expenses and other current liabilities was $0.5 million as of December 31, 2023 and was immaterial as of December 31, 2022. There are no unrecognized tax benefits expected to reverse in the next twelve months and impact the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Unrecognized tax benefits balance, beginning of year	$2,721	$2,917	$3,615
Increase due to business combinations	—	—	488
Gross increase for tax positions of current years	340	205	376
Decrease due to settlement	—	—	(1,562)
Uncertain tax basis classified as held-for-sale liabilities	—	(401)	—
Unrecognized tax benefits, end of year	$3,061	$2,721	$2,917
The tax years subject to examination by major tax jurisdictions include the years 2019 and forward for U.S. states and cities, the years 2020 and forward for U.S. Federal, and the years 2018 and forward for certain foreign jurisdictions.

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

A statutory rate change in the United Kingdom was enacted as of the balance sheet date ending December 31, 2021. Effective April 1, 2023, the tax rate increased from 19% to 25%. The Company assessed and concluded the impact of the rate change is immaterial to its deferred taxes.

Note 17. Equity Method Investment

On February 13, 2022, the Company and Pasaca Capital Inc. (“Pasaca”) entered into a joint venture agreement (the “JV Agreement”) to form Claire, a joint venture to build, create, and administer a marketplace for health and well-being diagnostic testing. Pursuant to the terms of the JV Agreement, the Company agreed to contribute a total of $19.0 million over a five-year period in exchange for a 19.2% ownership interest in Claire. Pasaca agreed to contribute $80.0 million to Claire over a five-year period in exchange for an 80.8% ownership interest in Claire. The Company accounts for its 19.2% interest in Claire using the equity method of accounting. The Company recorded its ownership percentage of losses of Claire in Other income (expense), net of $2.3 million and $7.7 million for the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, the Company’s equity method investment in joint venture was reduced to zero on the consolidated balance sheets, based on current period losses.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The assets, liabilities, revenues, and operating results of the VIEs after elimination of intercompany transactions were not material as of and for the years ended December 31, 2023 and 2022.
Note 19. Related Parties

Related parties are defined as entities related to the Company’s directors or main shareholders as well as equity method affiliates. During the year ended December 31, 2023, the Company provided services to Claire, an equity method affiliate (refer to Note 17 – Equity Method Investment for additional information on the equity method affiliate), in exchange for fees through certain commercial arrangements. These arrangements facilitated Claire’s build out and operations.

In connection with the JV Agreement, the Company entered into commercial agreements with Claire, under which the Company agreed to provide custom software development and managed services in exchange for fees governed by the terms and conditions set forth therein. In accordance with guidance under ASC 606, Claire is considered a customer of the Company. Revenues for the services provided to Claire included in the Company’s Consolidated Statements of Operations were $3.8 million and $38.7 million for the years ended December 31, 2023 and 2022, respectively. Accounts receivable totaling $2.1 million as of December 31, 2023 was included in the Company’s consolidated balance sheets, for which the Company recognized $1.5 million in its allowance for credit losses. Total unbilled invoices and accounts receivable were $4.8 million and $1.4 million as of December 31, 2022, respectively, and were included in the Company’s consolidated balance sheets.

Note 20. Divestiture

    In the fourth quarter of 2022, the Company entered into a non-binding Letter of Intent to divest Kasamba, Inc. and Kasamba LTD (together “Kasamba”). The Company determined that Kasamba met the criteria for classification as held for sale in accordance with ASC Subtopic 360-10, and the related net assets were separately presented in current assets and current liabilities as held for sale on the consolidated balance sheets as of December 31, 2022 and depreciation of long-lived assets ceased. Pursuant to ASC 205-20, the divestiture did not meet the criteria for presentation as a discontinued operation. Kasamba represented the Company’s Consumer segment.

The Share Purchase Agreement between Ingenio, LLC (“Ingenio”) and the Company was executed and the transaction closed on March 20, 2023. In accordance with the Share Purchase Agreement, the Company sold all of the issued and outstanding shares of Kasamba. Cash of $16.9 million was received upon closing, $2.6 million as a deferred payment is expected to be received within a year, and was included in prepaid expenses and other current assets on the Company’s consolidated balance sheets as of December 31, 2023. $11.8 million was required to be held in various escrow accounts for up to 15 months, and was included in restricted cash on the Company’s consolidated balance sheets; however, $9.8 million of this escrow amount was released as of December 31, 2023. The transaction resulted in a gain of $17.6 million, which was recognized and presented separately as a gain on divestiture on the Company’s consolidated statements of operations during the year ended December 31, 2023. The Company received $0.9 million in cash in connection with the net working capital settlement during the third quarter of 2023.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Major classes of assets and liabilities sold were as follows:

As of March 20, 2023
Assets	(In thousands)
Cash and cash equivalents	$3,058
Accounts receivable, net	381
Prepaid expenses and other current assets	956
Property and equipment, net	9,614
Goodwill	8,024
Deferred tax assets	721
Other assets	334
Total assets held for sale	$23,088

Liabilities
Accounts payable	$2,433
Accrued expenses and other current liabilities	4,859
Deferred tax liability	798
Deferred revenue	679
Total liabilities related to assets held for sale	$8,769

Note 21. Subsequent Events

Tax Benefits Preservation Plan

On January 22, 2024, the Company entered into a Tax Benefits Preservation Plan designed to reduce the risk of substantial impairment to its NOLs that could result from an “ownership change” within the meaning of Section 382 of the Code. The Tax Benefits Preservation Plan creates a disincentive for any person or group of affiliated or associated persons to acquire 4.9% or more of the Company’s outstanding common stock (any such person or group, an “Acquiring Person”), or to further accumulate shares of the Company’s outstanding common stock if such person or group of person already owns 4.9% or more of the Company’s outstanding common stock, without the approval of the Company’s Board, unless and until the Board determines that the Tax Benefits Preservation Plan is no longer necessary or desirable for preservation of the Company’s NOLs.

In connection therewith, on January 22, 2024, the Board authorized a dividend of one right (a “Right”) for each outstanding share of common stock of the Company. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, at a price of $18.00, subject to certain adjustments. The Rights will separate from the common stock and become exercisable and separately transferrable at the close of business on the date that is the tenth (10th) business day after the earlier of (i) the date on which on which a press release is issued or other public announcement is made indicating that a person or group of affiliated or associated persons has become an Acquiring Person and (ii) the date on which a tender offer or exchange offer is commenced that, upon consummation, would result in a person or group of affiliated or associated persons becoming an Acquiring Person. If issued and not redeemed by the Company, each holder of a Right (other than the Acquiring Person, the Rights of which shall become null and void) will, upon exercise, be entitled to purchase shares of the Company’s common stock having a then-current market value equal to two times the exercise price of the Right. However, prior to exercise, a Right does not give its holder any rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

Convertible Senior Notes due 2024 and Capped Calls

On March 1, 2024, the Company repaid in full at maturity the outstanding $72.5 million in aggregate principal amount of the 2024 Notes.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2023. Disclosure controls and procedures ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed and summarized within the time periods specified in the Securities and Exchange Commission’s rules and forms, and ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Remediation of Previously Reported Material Weakness

As previously reported in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2022, our management identified control deficiencies that aggregated to a material weakness in the Company’s internal control over financial reporting as of December 31, 2022. This material weakness related to the Company’s previously disclosed review of certain transactions related to its subsidiary WildHealth, which was acquired in February 2022, and primarily included a combination of ineffective operation of controls and inadequate controls in certain areas along with formal review, approval and evaluation of manual journal entries.

Our management has concluded that the material weakness did not result in any material misstatements to our previously issued financial statements, nor in the financial statements issued during the year 2023 included in this Form 10-K. The Company continues to be committed to maintaining a strong internal control environment. In response to the identified material weakness above, management, with the oversight of the Audit Committee of the Board of Directors, has taken comprehensive actions to remediate the material weakness in internal control over financial reporting.

During the year ended December 31, 2023, we took the following steps to remediate the material weakness discussed above:

•re-evaluated the scope, level of precision and the personnel assigned for review and approval of manual journal entries;
•developed a formal policy related to journal entries and implemented IT system enhancements allowing proper segregation of duties in our journal entry process;
•enhanced procedures for formal review, approval, and evaluation of non-core, complex transactions as well as engagement with government agencies; and
•enhanced operational processes and procedures for segregation of duties between accounting and contracting approval functions for non-core, complex transactions.
For the year ended December 31, 2023, we completed our testing of the operating effectiveness of the implemented controls and procedures and determined that they were effective. As a result, we have concluded the material weakness identified above has been remediated as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as that term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on that assessment, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

The effectiveness of the internal control over financial reporting as of December 31, 2023 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation of the material weakness, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
LivePerson, Inc.
New York, New York

Opinion on Internal Control over Financial Reporting

We have audited LivePerson, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated March 4, 2024 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.
New York, New York
March 4, 2024

Item 9B. Other Information

(a) None.

(b) During the three months ended December 31, 2023, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulations S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in the definitive proxy statement for our 2023 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

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

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2024.

LIVEPERSON, INC.

By:	/s/ JOHN SABINO
Name:	John Sabino

Title:	Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints John S. Sabino, John D. Collins, and each or any of them, his or her true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments or supplements (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ John Sabino	Chief Executive Officer and Director	March 4, 2024
John Sabino	(Principal Executive Officer)

/s/ John Collins	Chief Financial Officer and Chief Operating Officer	March 4, 2024
John Collins	(Principal Financial Officer)

/s/ Jeffrey Ford	Senior Vice President and Chief Accounting Officer	March 4, 2024
Jeffrey Ford	(Principal Accounting Officer)

/s/ Jill Layfield	Director	March 4, 2024
Jill Layfield

/s/ James Miller	Director	March 4, 2024
James Miller

/s/ Bruce Hansen	Director	March 4, 2024
Bruce Hansen

/s/ Vanessa Pegueros	Director	March 4, 2024
Vanessa Pegueros

/s/ William G. Wesemann	Director	March 4, 2024
William G. Wesemann

/s/ Kevin C. Lavan	Director	March 4, 2024
Kevin C. Lavan

/s/ Yael Zhang	Director	March 4, 2024
Yael Zhang

EXHIBIT INDEX

Number	Description

3.1(a)
Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2000 and filed March 30, 2001 (File No. 000-30141))

3.1(b)
Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation effective as of November 12, 2019 (incorporated by reference to Exhibit 4.2 to LivePerson’s Registration Statement on Form S-8 filed on November 13, 2019 (File No. 333-234676))

3.2	Third Amended and Restated By-Laws of LivePerson, Inc., as amended (incorporated by reference to Exhibit 3.1 to LivePerson’s Current Report on Form 8-K filed on June 12, 2023 (File No. 000-30141))

3.3
Certificate of Designations of the Series A Junior Participating Preferred Stock of the Company, dated January 22, 2024 (incorporated by reference to Exhibit 3.1 to LivePerson’s Current Report on Form 8-K filed on January 22, 2024)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to LivePerson’s Registration Statement on Form S-1/A filed on March 28, 2000 (Registration No. 333-95689))

4.2
Second Amended and Restated Registration Rights Agreement, dated as of January 27, 2000, by and among LivePerson, the several persons and entities named on the signature pages thereto as Investors, and Robert LoCascio (incorporated by reference to Exhibit 4.2 to LivePerson’s Registration Statement on Form S-1/A filed on March 10, 2000 (Registration No. 333-95689))

4.3
Indenture, dated as of March 4, 2019, by and between LivePerson, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to LivePerson’s Current Report on Form 8-K filed on March 5, 2019 (File No. 000-30141))

4.4	Form of 0.750% Convertible Senior Notes due 2024 (included within the Indenture filed as Exhibit 4.3 hereto)

4.5
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2020 and filed on March 8, 2021 (File No. 000-30141))

4.6
Indenture, dated as of December 4, 2020, by and between LivePerson, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to LivePerson’s Current Report on Form 8-K/A filed on December 10, 2020 (File No. 000-30141))

4.7	Form of 0% Convertible Senior Notes due 2026 (included within the Indenture filed as Exhibit 4.6 hereto)

4.8
Tax Benefits Preservation Plan, dated as of January 22, 2024, by and between the Company and Equiniti Trust Company, LLC as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 to LivePerson’s Current Form 8-K filed on January 22, 2024)

4.9
Amendment, dated as of February 16, 2024, to the Tax Benefits Preservation Plan, between LivePerson, Inc. and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 4.1 to LivePerson’s Current Form 8-K filed on February 16, 2024)

10.1(a)*	2009 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to LivePerson’s Registration Statement on Form S-8 filed on June 9, 2009 (File No. 333-159850))

10.1(b)*	2009 Stock Incentive Plan (amended and restated as of June 7, 2012) (incorporated by reference to Exhibit 99.1 to LivePerson’s Current Report on Form 8-K filed on June 8, 2012 (File No. 000-30141))

10.1(c)*	Forms of Grant Agreements under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q filed on May 6, 2011 (File No. 000-30141))

10.1(d)*
Form of Restricted Stock Unit Award Agreement under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.2*
Form of Indemnification Agreement entered into with Executive Officers and Directors of LivePerson (incorporated by reference to Exhibit 10.6 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 13, 2012 (File No. 000-30141))

10.3*
Offer Letter Agreement between LivePerson, Inc. and Monica L. Greenberg, dated as of October 25, 2006 (incorporated by reference to Exhibit 10.8 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 13, 2012 (File No. 000-30141))

10.4*	Incentive Plan effective April 1, 2011 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on April 28, 2011 (File No. 000-30141))

10.5*
Form of Restricted Stock Unit Award Agreement for Robert LoCascio (incorporated by reference to Exhibit 10.13 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.6*	LivePerson, Inc. 2018 Inducement Plan, as amended (incorporated by reference to Exhibit 99.1 to LivePerson’s Registration Statement on Form S-8 filed on May, 12, 2022 (File No. 333-264897))

10.7*
Amended Employment Agreement between LivePerson and Robert LoCascio, dated as of December 27, 2017 (incorporated by reference to Exhibit 10.15 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.8
Form of Capped Call Transaction Confirmation relating to the 0.750% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 10.1 to LivePerson’s Form 8-K filed on March 5, 2019 (File No. 000-30141))

10.9
Form of Additional Capped Call Transaction Confirmation relating to the 0.750% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 10.1 to LivePerson’s Form 8-K filed on March 14, 2019 (File No. 000-30141))

10.10
Nonstatutory Stock Option Agreement, by and between LivePerson, Inc. and Robert P. LoCascio, dated as of February 21, 2019 (incorporated by reference to Exhibit 10.3 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 7, 2019 (File No. 000-30141))

10.11*
2009 Stock Incentive Plan Restricted Stock Unit Award Agreement, by and between LivePerson, Inc. and Robert P. LoCascio, dated as of February 21, 2019 (incorporated by reference to Exhibit 10.4 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 7,2019 (File No. 000-30141))

10.12*
Amended and Restated LivePerson, Inc. 2019 Stock Incentive Plan, effective as of October 5, 2023 (incorporated by reference to Exhibit 99.1 to LivePerson’s Registration Statement on Form S-8 filed on November 17, 2023 (File No. 333-275611))

10.13*
Amended and Restated LivePerson, Inc. 2019 Employee Stock Purchase Plan, effective as of October 5, 2023 (incorporated by reference to Exhibit 99.2 to LivePerson’s Registration Statement on Form S-8 filed on November 17, 2023 (File No. 333-275611)

10.14
Form of Base Capped Call Transaction Confirmation relating to the 0% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K/A filed on December 10, 2020 (File No. 000-30141))

10.15
Form of Additional Capped Call Transaction Confirmation relating to the 0% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.2 to LivePerson’s Current Report on Form 8-K/A filed on December 10, 2020 (File No. 000-30141))

10.16
Agreement, dated as of July 20, 2022, by and among LivePerson, Inc. and the Starboard parties set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on July 21, 2022 (File No. 000-30141))

10.17*
Amended and Restated Offer Letter between LivePerson and John D. Collins, dated as of August 9, 2022 (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 8, 2022 (File No. 000-30141))

10.18*
Offer Letter between LivePerson and Norman M. Osumi, dated as of January 25, 2021 (incorporated by reference to Exhibit 10.27 to LivePerson’s Annual Report on Form 10-K/A for the year ended December 31, 2021, filed on May 2, 2022 (File No. 000-30141))

10.19*
Form of Restricted Stock Unit Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 16, 2023 (File No. 000-30141))

10.20*
Form of Option Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 16, 2023 (File No. 000-30141))

10.21*
Letter Agreement, by and between LivePerson and Robert P. LoCascio, dated as of July 10, 2023 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on July 12, 2023 (File No. 000-30141))

10.22*
Letter Agreement, by and between LivePerson and Robert P. LoCascio, dated as of August 7, 2023 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on August 8, 2023 (File No. 000-30141))

10.23*
Offer Letter, by and between LivePerson and Jeffrey Ford, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.5 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023 (File No. 000-30141))

10.24*
Letter Agreement, by and between LivePerson and Monica Greenberg, dated as of August 9, 2023 (incorporated by reference to Exhibit 10.4 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023 (File No. 000-30141))

10.25*
Letter Agreement, by and between LivePerson and John Collins, dated as of August 9, 2023 (incorporated by reference to Exhibit 10.3 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023 (File No. 000-30141))

10.26*	Employment Agreement, by and between LivePerson and John Sabino, dated as of December 27, 2023

21.1	Subsidiaries of the Registrant

23.1	Consent of BDO USA, P.C., an Independent Registered Public Accounting Firm

24.1	Power of Attorney, pursuant to which amendments to this report may be filed (included on the signature page contained in Part IV of this Annual Report on Form 10-K)

31.1	Certification by principal executive officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by principal financial officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	LivePerson, Inc. Amended & Restated Omnibus Clawback Policy

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL)

*    Management contract or compensatory plan or arrangement
**    The certifications furnished as Exhibit 32.1 and Exhibit 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.