Form 10-K/A
period 2023-12-31
LIVEPERSON INC
filed 2024-04-29
CIK 1102993

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
On February 23, 2024, 88,111,015 shares of the registrant’s common stock were outstanding.

Auditor Name	Auditor Location	Auditor Firm ID
BDO USA, P.C.	New York, New York	23

LIVEPERSON, INC.
AMENDMENT NO. 1 TO 2023 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

LivePerson, Inc. (“LivePerson”, the “Company”, “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 originally filed with the Securities and Exchange Commission (the “SEC”) by the Company on March 4, 2024 (the “Original Form 10‑K”) for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was omitted from the Original Form 10‑K in reliance on General Instruction G(3) to Form 10-K, which permits such information to be incorporated by reference from a registrant’s definitive proxy statement, if filed with the SEC not later than 120 days after the end of the fiscal year covered by a Form 10-K (or as such deadline may be extended pursuant to Rule 0-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (the “Filing Deadline”). We will not have filed our definitive proxy statement by the Filing Deadline and are therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following is a brief biographical summary of the experience of our directors, including their ages as of April 29, 2024.

Kevin Lavan, 71, Mr. Lavan has served as a member of LivePerson’s board of directors (the “Board”) since January 2000. Mr. Lavan currently serves as Chief Financial Officer of Autoclear LLC, a designer, builder and distributor of security systems, a role he has held since February 2016. Prior to his current role, Mr. Lavan was an independent consultant to the media and entertainment industries, building on his leadership experience across entertainment, media and direct and digital marketing. Between April 2010 and December 2014, Mr. Lavan was a Senior Vice President, Worldwide Controller of IMG, an international and diversified sports, entertainment and media company. He also served in various executive roles at Paradysz Matera Company, Inc., MDCPartners, Inc., Now Marketing, Inc. and Wunderman, a marketing division of Young & Rubicam Inc., and previously served as an independent consultant to marketing services organizations. While at Now Marketing, Inc., Mr. Lavan invented NowCode, a product that was used in several television promotions including by NBC for a sweepstakes for the 2002 Winter Olympics. Earlier in Mr. Lavan’s career, he held various finance roles at Young & Rubicam, Viacom Inc. and Viacom’s subsidiary, MTV Networks. Mr. Lavan holds a B.S. degree from Manhattan College and is a Certified Public Accountant. Mr. Lavan serves as Chair of the Audit Committee and also serves on the Compensation Committee and Operating Committee.

Mr. Lavan brings to the Board a highly relevant perspective in digital marketing and advertising, as well as extensive operating and financial senior management experience.

Yael Zheng, 59, Ms. Zheng has served as a member of the Board since December 2022. Ms. Zheng brings over two decades of experience and leadership in B2B software, marketing and customer engagement to LivePerson. Most recently, Ms. Zheng served as Chief Marketing Officer of Bill Holdings, Inc., a provider of cloud-based software that automates back-office financial operations for small and midsize businesses. Before that, she served as Chief Marketing Officer at Tintri, Inc., a virtualization focused storage company. Ms. Zheng also previously served, on a consulting basis, as Head of Marketing of Medallia, Inc., a company offering SaaS customer experience and enterprise feedback management software. Prior to that, as part of the executive team at VMware, Inc., a software company providing cloud computing infrastructure and services, Ms. Zheng served as Vice President of Corporate and Worldwide Marketing, and Vice President of Global Support Services. Ms. Zheng currently serves on the boards of MeridianLink, Inc., a provider of cloud-based products and services that enable financial institutions to streamline digital lending for consumers and businesses; BillTrust, Inc., a provider of cloud-based B2B accounts receivable automation products and services; and Splashtop, Inc., a remote access and remote support software company. Previously, Ms. Zheng served on the boards of Poly Inc., a global communications technology company until its acquisition by HP Inc. in August, 2022; and Stella Connect Inc., a customer feedback software company, which was acquired by Medallia in September 2020. She holds a NACD Directorship Certification from the National Association of Corporate Directors. Ms. Zheng holds an M.B.A. from the Haas School of Business at the University of California, Berkeley and a B.S. in Materials Science and Engineering from the Massachusetts Institute of Technology. Ms. Zheng serves on the Audit Committee and Compensation Committee.

Ms. Zheng brings to the Board notable insights in corporate strategy, go-to-market operations, and executive leadership experience.

Bruce Hansen, 65, Mr. Hansen has served as a member of the Board since December 2022. Mr. Hansen brings three decades of experience building companies across the burgeoning big data, AI/analytics, and fintech industries to LivePerson. He previously co-founded and served as Chairman and CEO of ID Analytics (now part of LexisNexis Risk Solutions), a leader in consumer risk management software solutions from 2002 to 2012. Prior to ID Analytics, Mr. Hansen was President at HNC Software Inc., a global AI software provider in financial services, wireless, and healthcare, which was acquired by FICO in 2002. Earlier in his career, he held executive roles at Center for Adaptive Systems Applications (CASA) Inc., CitiGroup, ADP, and JPMorgan Chase. Currently, Mr. Hansen serves as board chair at Verisk Analytics, Inc., which offers leading data analytics technology, and board member at Mitek Systems, Inc., a provider of identity verification solutions. Previously, Mr. Hansen served on the boards of RevSpring, Inc., a private company providing consumer communications, billing, and payments solutions, GDS Link, a private provider of customer-centric risk management and process automation solutions, Performant Financial Corp, a healthcare payment integrity company, and Zyme, a leading channel data management cloud platform that is now part of E2Open. Mr. Hansen holds an M.B.A. in finance from The University of Chicago’s Booth School of Business and an A.B. in economics from Harvard University. Mr. Hansen serves on the Audit Committee and the Operating Committee.

Mr. Hansen brings to the Board management and operations experience gained as a senior executive of multiple data analytics businesses, current and past service on other public company boards, and a global perspective in areas such as product innovation and technology expertise, with particular knowledge of AI and fintech.

Vanessa Pegueros, 59, Ms. Pegueros has served as a member of the Board since December 2022. Ms. Pegueros brings over three decades of experience and leadership in software, technology and cybersecurity to LivePerson. Most recently, she served as the Chief Trust & Security Officer of Onelogin, Inc., the identity platform for secure, scalable and smart experiences that connect people to technology. Prior to that, Ms. Pegueros served as Vice President and Chief Information Security Officer of DocuSign, Inc., the world’s leading way to electronically sign and manage contracts. Ms. Pegueros also previously served as Senior Vice President of Information Security at U.S. Bancorp; Chief Information Security Officer at Expedia Group, Inc.; and First Vice President, Security Assessment Services at Washington Mutual, Inc. Currently, Ms. Pegueros serves on the board of Prisidio Inc., a cloud-based secure digital vault, and as a member of the board and the Audit Committee of Boeing Employee Credit Union. Previously, Ms. Pegueros served on the board of Carbon Black, Inc., an endpoint security company, which was acquired by VMware, Inc. in October 2019. Ms. Pegueros holds an M.B.A. and Public Management Certificate from Stanford Graduate School of Business, an M.S. in Telecommunications from the University of Colorado at Boulder, and a B.S. in Mechanical Engineering from the University of California at Berkeley. She is Directorship Certified through the NACD as well as a certified Qualified Technology Expert through the Digital Directors Network. She also holds GSEC, CRISC, CISM, and CISSP security certifications as well as the Certified Information Privacy Professional Europe (CIPP/E) privacy certification. Ms. Pegueros serves as chair of the Operating Committee and also serves on the Compensation Committee and Nominating and Corporate Governance Committee.

Ms. Pegueros brings to the Board extensive senior leadership experience, technological expertise and innovation, and deep knowledge in the areas of governance and organizational management.

William G. Wesemann, 67, Mr. Wesemann has served as a member of the Board since November 2004. Mr. Wesemann brings experience as an executive, board member and investor in various technology companies. Mr. Wesemann has been an independent consultant and an independent investor since 2002 in the software and consumer services industries. In addition to his role as a member of the Board, Mr. Wesemann has served on the board of directors of Aclarion, Inc. (Nasdaq: ACON), a medical SAAS company that listed on Nasdaq in 2022, since 2014 and has served as its Lead Independent Director since 2022. He also serves on the boards of directors of several privately-held companies, including STATIONHEAD, a social audio company, and Mylio, a photo management company. From March 2016 until January 2019, Mr. Wesemann was CEO of LARC Networks Inc., a communication, security and privacy technology developer. Earlier in his career, Mr. Wesemann was CEO of NextPage, Inc., a provider of document management systems, CEO of netLens Inc., a peer-to-peer platform for creating distributed applications that was acquired by NextPage, and Vice President of Sales of Genesys Telecommunications Laboratories, Inc., a leader in computer-telephony integration. Mr. Wesemann received a B.A. degree from Glassboro State College (now called Rowan University). Mr. Wesemann serves as Chair of the Nominating and Corporate Governance Committee and also serves on the Audit Committee and Compensation Committee.

Mr. Wesemann brings to the Board notable technology, software and sales experience, in addition to extensive CEO, management and board experience at public and private software and technology companies.

Jill Layfield, 49, Ms. Layfield has served as a member of the Board since November 2016 and has been Chair of the Board since July 2023, having previously served as the Lead Independent Director. She has served as CEO of James Michelle Jewelry, a digitally-native, direct-to-consumer, jewelry company. Ms. Layfield has served in this role since June of 2022. Ms. Layfield co-founded Tamara Mellon, a digitally-native, luxury retail company, where she served as CEO from July 2016 to December 2021 and assisted in launching the first-ever digitally-led, direct-to-consumer luxury footwear brand. From November 2004 until July 2016, Ms. Layfield served in various roles at Backcountry.com, including as President and CEO from January 2011 to December 2015. During her time at Backcountry.com she significantly grew the company and successfully sold the business to TSG Consumer Partners for $350 million. Ms. Layfield also held various marketing positions at several major Silicon Valley companies. Ms. Layfield currently sits on the board of directors for The Orvis Company. Additionally, Ms. Layfield previously sat on the boards of directors of Camber Outdoors and SmartPak Equine. Ms. Layfield received a B.A. degree in Communications—Journalism from Santa Clara University. Ms. Layfield is recognized as an innovator and industry expert in combining organizational change and advanced technologies to retool customer care for the digital, mobile era. Ms. Layfield serves as Chair of the Compensation Committee and also serves on the Audit Committee and Nominating and Corporate Governance Committee.

Ms. Layfield brings to the Board a deep experience in the retail and technology sector, operational expertise and unique expertise transforming customer experience and forging meaningful, high-quality connections between brands and consumers.

James Miller, 60, Mr. Miller has served as a member of the Board since February 2023. Mr. Miller brings over 20 years of board, C-Suite and executive experience at leading technology and e-commerce companies such as Google, Wayfair, The RealReal, Amazon, Sanmina-SCI and Cisco. Mr. Miller served as Chief Technology Officer of Wayfair, Inc. from 2019 to 2022. Prior to Wayfair, he served as Chief Executive Officer of AREVO Inc., a 3-D printing company, and previously held executive leadership roles at Google including Vice President of Operations, Ads and Commerce, and Vice President of Worldwide Operations & Google Energy LLC. Prior to joining Google, Mr. Miller was Executive Vice President at Sanmina-SCI Corporation, one of the world’s largest electronic manufacturing service providers. Mr. Miller has also held executive roles in operations and supply chain at FirstSolar, Inc., Cisco Systems, Inc. and Amazon.com, Inc. Mr. Miller currently serves on the boards of The RealReal, Inc., a Nasdaq-listed online luxury resale store and Brambles Ltd., an ASX-listed supply-chain logistics company. He previously served on the board of Wayfair before becoming its Chief Technology Officer, and ITRenew, Inc., a privately-held global provider of data sanitization and IT asset disposition (ITAD) services. Mr. Miller serves on the Nominating and Corporate Governance Committee and the Operating Committee. Mr. Miller holds a B.S. in aerospace from Purdue University, an M.S. in mechanical engineering from the Massachusetts Institute of Technology and an M.B.A. from MIT’s Sloan School of Management.

Mr. Miller brings to the Board extensive experience in scaling rapidly-growing internet companies, technological and operational expertise and significant knowledge of financial management and corporate strategy.

John Sabino, 51, Mr. Sabino has served as our Chief Executive Officer (“CEO”) and as a member of the Board since January 2024. Prior to joining LivePerson, Mr. Sabino served as Chief Customer Officer of VMware, Inc., a cloud computing and virtualization technology company, from October 2021 to January 2024, where he led the company’s 7,000-person global customer success organization. From 2017 to October 2021, Mr. Sabino served as Chief Customer Officer of Splunk Inc., a software company focused on data management and digital system security solutions where he oversaw customer experience for Splunk’s more than 18,000 customers. From March 2015 to April 2017, Mr. Sabino served as Chief Operating Officer of GE Digital, an industrial software company focused on creating the infrastructure and next generation capabilities for the industrial internet, where he led operations and oversaw strategy, go-to-market, and technology infrastructure. Mr. Sabino started his career as a captain in the United States Army and has held executive roles leading commercial operations and strategic initiatives at GE Capital and NBC Universal. Mr. Sabino holds an MBA from USC’s Marshall School of Business and a BS from the United States Military Academy at West Point.

Mr. Sabino brings to the Board a unique perspective on LivePerson’s business as well as his strategic vision and operational insights as the Company’s CEO. In addition, the Company values Mr. Sabino’s SaaS and enterprise software leadership experience and deep familiarity with the technology and digital business industry.

The following is a brief biographical summary of the experience of the executive officers of LivePerson, including their ages as of April 29, 2024.

Name	Age	Position(s)
John Sabino	51	Chief Executive Officer
John D. Collins	42	Chief Financial Officer and Chief Operating Officer
Monica L. Greenberg	55	Executive Vice President, Policy & General Counsel
Jeffrey Ford	45	Chief Accounting Officer
Alex Kroman	43	Chief Product & Technology Officer

John Sabino biography can be found above in this Amendment, and is included with the biographies of the other members of the Board. Biographies for our other executive officers are listed below.

John D. Collins has served as our Chief Financial Officer (“CFO”) since February 2020 and our Chief Operating Officer (“COO”) since January 2024. He also served as our Interim Chief Executive Officer from August 2023 to January 2024. As CFO, Mr. Collins plays a critical role in driving LivePerson’s corporate strategy and business development efforts, including successfully executing M&A, divestiture, and capital markets transactions. Mr. Collins joined LivePerson in September 2019 to lead the development of automations and machine learning to support strategic decision making and predictive analytics as SVP of Quantitative Strategy. In 2013, Mr. Collins co-founded Thasos, a New York City-based predictive intelligence company powering large-scale equity trading platforms. Mr. Collins served in various capacities at Thasos, including, most recently, as an Advisory Board Member, as its Chief Product Officer (2016 - 2019) and as its Portfolio Manager (2013 - 2016). Prior to that, Mr. Collins held roles in the financial services industry, including regulating financial firms at the NYSE, and structuring transactions in leveraged finance at Credit Suisse. Mr. Collins received his J.D. from Chicago-Kent College of Law at Illinois Institute of Technology, his M.B.A. from the Massachusetts Institute of Technology, and his B.S. from the University of Central Florida.

Monica L. Greenberg has served as our Executive Vice President of Policy and General Counsel since April 2019, and since August 2023 has served as our acting Head of People. She also served as our Executive Vice President, Corporate Development, Strategic Alliances and General Counsel from December 2017 to April 2019, our Executive Vice President, Business Affairs and General Counsel from February 2014 to December 2017, and our Senior Vice President, Business Affairs and General Counsel from November 2006 to February 2014. From May 2004 until October 2006, Ms. Greenberg was an independent consultant. From April 2000 until April 2004, Ms. Greenberg served as Vice President, General Counsel and Senior Corporate Counsel of Nuance Communications, Inc. Previously, from January 1999 to March 2000, Ms. Greenberg was the principal of a small business. From July 1996 to December 1998, Ms. Greenberg was associated with the law firm of Wilson Sonsini Goodrich & Rosati in Palo Alto, California. From September 1994 to July 1996, Ms. Greenberg was associated with the law firm of Willkie Farr & Gallagher in New York, New York. Ms. Greenberg received her J.D. from Boston University School of Law, where she was a member of the Boston University Law Review, and a B.A. from the University of Pennsylvania.

Jeffrey Ford has served as our Chief Accounting Officer (“CAO”) since August 2023. Mr. Ford leads LivePerson’s finance and accounting functions, including procurement, treasury, payroll, equity administration, billing and collections, revenue, corporate controllership, M&A, tax, technical accounting and financial reporting, and business systems. Before joining LivePerson, Mr. Ford held senior finance and accounting roles at Crowdstrike Holdings, a cybersecurity technology company, during 2021, and Stripe, a financial services company, during 2022, where he drove innovation, optimized finance and accounting operations, and coached high-impact teams. Prior to that, Mr. Ford was at KPMG LLP for 20 years, most recently as a partner where he held various leadership roles and served in the Department of Professional Practice. Mr. Ford currently serves as a Board Member and Audit Committee Chair of Alternative Family Services. Mr. Ford is based in the San Francisco bay area and earned his B.S. in Accounting and B.A. in Business Administration and Economics from the University of Redlands. Mr. Ford is a certified public accountant.

Alex Kroman has served as our Chief Product & Technology Officer since March 2023. Mr. Kroman oversees LivePerson’s global technology organization. With a deep background in engineering and product, he is leading LivePerson’s transformation into a product-led company, solidifying its position as the leading provider of AI for better business outcomes, driving new product development, and optimizing and scaling the company’s AI platform. Prior to LivePerson, Mr. Kroman served for over a decade as General Manager and Senior Vice President of Product & Engineering at New Relic, a digital intelligence company, from May 2021 to September 2022, where he was the first engineering manager and led the company’s engineering organization and new product development during a period of hypergrowth from $5 million to $850 million in revenue. Before New Relic, Mr. Kroman held engineering leadership roles at OpenSourcery, Cargill, and Dark Horse Comics. Mr. Kroman is based in Portland, Oregon and earned his B.S. in Information Systems from Miami University.

Audit Committee

The Audit Committee appoints our independent registered public accounting firm, reviews the plan for and the results of the independent audit, approves the fees of our independent registered public accounting firm, reviews with management and the independent registered public accounting firm our quarterly and annual financial statements and our internal accounting, financial and disclosure controls, reviews and approves transactions between LivePerson and its officers, directors and affiliates, oversees whistleblower procedures, and performs other duties and responsibilities as set forth in a charter approved by the Board. The charter of the Audit Committee is available at https://ir.liveperson.com/corporate-governance/governance-overview. Each member of the Audit Committee is independent, as “independence” is defined for purposes of Audit Committee membership by the listing standards of Nasdaq and the applicable rules and regulations of the SEC. The Audit Committee held four meetings during the fiscal year ended December 31, 2023 (the “2023 Fiscal Year”).

The members of the Audit Committee of our Board during the 2023 Fiscal Year were Mr. Lavan (Chair), Mr. Hansen, Ms. Layfield, Mr. Wesemann and Ms. Zheng.

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

Delinquent Section 16(a) Reports

The members of our Board, our executive officers and persons and entities who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires each of them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based solely upon a review of the copies of Section 16(a) reports that LivePerson has received from such persons or entities, and the written representations received from the members of our Board and our executive officers that no other reports were required, for transactions in our common stock and their common stock holdings for the 2023 Fiscal Year, LivePerson believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its directors, executive officers and beneficial owners of more than 10% of its common stock, other than one late Form 3 and one late Form 4 with respect to eleven transactions, both filed by Vector Capital Management, L.P.

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

The charters of our Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and LivePerson’s current Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, can be accessed at https://ir.liveperson.com/corporate-governance/governance-overview. Copies may also be obtained at no charge by writing to LivePerson, Inc., 530 7th Avenue, Floor M1, New York, New York 10018, Attention: Investor Relations.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes our executive compensation program for our NEOs for the 2023 Fiscal Year, listed below. The CD&A also describes the process followed by the Compensation Committee of the Board (referred to as the “Compensation Committee” or the “Committee” in this CD&A) for making pay decisions with respect to our NEOs, as well as its rationale for specific decisions related to the 2023 Fiscal Year NEO compensation matters. For the 2023 Fiscal Year, our NEOs included:

•John D. Collins, our COO and CFO, and former Interim CEO;
•Monica L. Greenberg, our Executive Vice President of Policy and General Counsel;
•Alex Kroman, our Chief Product & Technology Officer;
•Jeffrey Ford, our CAO; and
•Robert P. LoCascio, our former CEO.

Mr. Sabino, our CEO, joined the Company as of January 10, 2024. For additional detail regarding the changes to our management team, please refer to the section of this Amendment titled “Management Changes” below.

Our Company

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

2023 Executive Compensation Program Overview

Management changes. We experienced significant changes to our executive management team during the 2023 Fiscal Year. On July 10, 2023, the Company and Mr. LoCascio entered into a letter agreement, pursuant to which the Company delivered notice to Mr. LoCascio that the term of his employment agreement with the Company would not be renewed upon the conclusion of its current term on December 31, 2023. On August 8, 2023, the Company announced that it had entered into an additional letter agreement with Mr. LoCascio pursuant to which, effective August 7, 2023, Mr. LoCascio would no longer serve as CEO and would assume the role of Special Advisor to the Board through December 31, 2023. Our Board appointed John Collins, our CFO, to serve as our Interim CEO while the Board conducted a search for a new CEO. Mr. Collins served as Interim CEO through January 9, 2024, when Mr. Sabino, our new CEO commenced employment. At that time, Mr. Collins began serving as our COO and continues to serve as our CFO. In addition, in August 2023, we hired Jeffrey Ford to serve as our CAO, and our former CAO, Norman Osumi transitioned to serve in a strategic role within our finance department.

Compensation program focused on balancing business needs. In light of the CEO transition in 2023, attention was given to securing and recruiting key management talent through a focused but affordable retention program within available cash and equity compensation budgets and, in the case of newly hired executives, thoughtful inducement equity grants, as well as continuing variable incentive programs, for which the compensation amount increases based on company performance against operational and financial goals and stock price performance over the applicable vesting period.

Annual incentives redesigned to reward achievement in core business. Performance metrics for the annual incentive program were updated in 2023 to include B2B Core Recurring Monthly Revenue, B2B Core New Annual Recurring Revenue, and B2B Core Free Cash Flow, to focus on both core revenue and profitability. Annual performance bonuses for our NEOs were paid out at 57% of target amounts for the 2023 Fiscal Year.

Continued operation of best governance practices. Consistent with our commitment to best governance practices, we continue to focus on maintaining policies to mitigate risk in our executive compensation program, including maintenance of robust stock ownership guidelines for our executives that were first adopted in 2022, and updating our compensation recovery policy to comply with NASDAQ listing standard requirements.

Stockholder Engagement and Say-on-Pay

We believe that regular, transparent communications with our stockholders are essential to our long-term success. We value the opinions of our stockholders, and we are committed to a meaningful stockholder engagement program to solicit feedback and encourage open, transparent and candid discussion about our strategic priorities, governance programs and sustainability priorities that are important to our stockholders.

Each year, we consider the results of our stockholder advisory say-on-pay vote from the preceding year. At our 2023 annual meeting of stockholders, 88% of the votes cast supported our executive compensation program. Our executive compensation program continues to evolve based on our business needs and to reflect market conditions, with the interests and perspectives of our stockholders in mind.

We engage with our stockholders in a variety of ways, including as follows:
•We regularly speak with stockholders, prospective stockholders and investment analysts.
•We participate in equity conferences and investor events across the United States and virtually; and

•We also directly engage with stockholders to solicit feedback on the following matters: executive compensation, environmental, social and governance strategies and practices and other topics of interest related to our business.

As part of our engagement efforts, we seek to provide our investors with insight into our business and practices, answers to their questions, and responses to the valuable insight and feedback they share. We also review and discuss stockholder feedback internally to help ensure we are proactively assessing and informing our policies, programs and areas of focus, as well as balancing the priorities of our stockholders. We intend to continue our efforts to engage with, and solicit feedback from, our stockholders and will, in turn, carefully consider, and may implement, revisions to our compensation programs as a result of that feedback.

Compensation Governance

We believe the following practices and policies, embedded in our current NEO compensation plans and programs, promote sound compensation governance and are in the best interests of our stockholders and executives:

	What We Do		What We Don’t Do
✓	Emphasize variable incentive pay	✗	No excise tax gross-ups
✓	Maintain a clawback policy covering all incentive awards	✗	No guaranteed bonuses or annual equity awards
✓	Maintain a fully independent Compensation Committee	✗	No excessive perquisites or excessive cash severance
✓	Retain an independent compensation consultant	✗	No option repricing or exchange without stockholder approval
✓	Benchmark executive pay annually against a set of reasonable peer companies to help inform decision making	✗	No hedging
✓	Design compensation programs that would not encourage excessive risk taking	✗	No dividends paid on unvested equity awards
✓	Cap bonus payouts

What Guides Our Program

Compensation Philosophy, Strategy and Objectives

The philosophy underlying our executive compensation program is to employ and retain the best leaders in our industry to ensure we execute on our business goals, to reward both individual and company performance in order to promote continued growth and profitability, and to effectively create long-term stockholder value. Our executive compensation program strategy is, therefore, driven by the following objectives:

Pay for Performance	A significant portion of an executive’s total compensation should be variable and at risk and aligned with our performance results.
Stockholder Alignment	Executives should be compensated through pay elements (cash and equity-based incentives) designed to align executive compensation with the creation of long-term value for our stockholders.
Competitiveness	Target compensation should be set at a level that is competitive with that being offered to individuals holding comparable positions at other companies with which we compete for business and leadership talent.
Attraction and Retention	The executive compensation program should enable the Company to attract and retain high-potential team players with exceptional leadership capabilities who want to build a long-term career with the Company.

Elements of Compensation

In order to achieve our compensation objectives and to support our strategy and compensation philosophy, each as outlined above, our compensation program for the 2023 Fiscal Year has been designed to include the following principal pay elements:

Element	Form of Payment	Purpose
Base Salary; Retention Award	Cash (Fixed)
• Provides a competitive fixed rate of pay relative to similar positions in the market.
• Enables the Company to attract and retain critical executive talent.
• Based on job scope, level of responsibilities, individual performance, experience and market levels.
• Retention awards granted in 2023 ensure continued service of key executive talent to maintain stability of the management team through the Company’s CEO transition.

Annual Incentive	Cash (Variable)
• Focuses executives on achieving important annual financial and strategic goals that drive stockholder value.
• Rewards attainment of annual business goals.
• Allows for assessment of individual performance and contribution.
• Potential payout capped at two times an NEO’s target bonus opportunity.

Equity-Based Incentives	Equity (Variable)	• Provides incentives for executives to maintain focus on long-term stockholder value creation. • Supports the Company’s executive retention strategy.

The Company also offers certain benefits, including medical, dental and life insurance benefits, and retirement savings that it considers to be consistent with industry practices and important for competitive recruitment and retention. The NEOs are eligible to participate in these programs on the same basis as our other employees. The Company does not offer special benefits such as supplemental executive retirement plans, perquisites, excise tax gross-ups or tax equalization.

Pay Mix

In accordance with our executive compensation philosophy, a significant portion of our continuing NEOs’ target pay is incentive-based, and therefore is considered “at risk.” This incentive-based compensation includes a target annual bonus award opportunity, payout of which is determined based on the Company’s success over certain financial-based metrics and paid in cash in the first quarter of Fiscal Year 2024, and equity-based incentive awards delivered in the form of RSU awards either as part of our annual equity grant program or as part of a new-hire award. The value of the equity compensation package for each NEO increases as the value of our shares increase, and the value of the compensation package decreases as our share value decreases. This approach directly aligns each NEO’s interests with those of our stockholders in both times of share price growth and times of share price pressure. Certain NEOs also received cash retention awards that become payable in January 2024 and July 2024, subject to the executive’s continued employment (described more fully in the section of this Amendment titled “Compensation Decisions Related to the CEO Transition” below).

The general pay mix for our NEOs is depicted in the graph below. The graph illustrates, as an average for all of our NEOs, other than Mr. LoCascio (given his departure from an executive role mid-year), the target annual total direct compensation (base salary, which includes benefits, but excludes the special retention grants awarded in 2023 subject to continued employment), target annual incentive opportunity, and the grant date fair value of equity-based incentives awarded in 2023. For this purpose, the annual bonus amount is measured at target and equity awards are measured at the time of grant.

NEO Average Pay Mix
Base Salary
26%
Target
Annual
Bonus
13%
Equity
Component
61%
74%
"At Risk"

The Role of the Compensation Committee

The Compensation Committee, composed of independent, non-employee members of the Board, oversees the executive compensation program for our NEOs. The Compensation Committee works closely with an independent compensation consultant, Compensia, the terms of whose engagement are described in the section of this Amendment titled “The Role of the Independent Compensation Consultant” below. The Compensation Committee also seeks the input of management to examine the effectiveness of the Company’s executive compensation program throughout the year. The Compensation Committee reviews executive compensation and market and peer compensation data annually, in conjunction with annual operational and financial planning for the current fiscal year and periodically as needed for specific executive compensation issues that may arise at other times. The Compensation Committee generally makes determinations regarding compensation for our NEOs and, in its discretion, for our other executive officers. For our CEO, the Compensation Committee makes recommendations regarding compensation to the full Board for final approval. Details of the Compensation Committee’s authority and responsibilities are specified in the Compensation Committee’s charter, which may be accessed at our website, www.liveperson.com, by selecting “Investor Relations,” and then “Governance,” and then “Governance Overview.”

The Role of Management

Our CEO, and Interim CEO, with input from a committee of certain executives, assisted the Compensation Committee by presenting it with proposals and recommendations for NEO compensation levels (other than for himself), information on Company performance and the individual performance of each NEO, and management’s perspective and recommendations on compensation design matters (except that the CEO and senior executives, to the extent present, recused themselves from that portion of the Compensation Committee meetings involving their own compensation).

The Role of the Independent Compensation Consultant

Under its charter, the Compensation Committee has the authority to retain an independent compensation consultant to provide expertise on competitive pay practices, program design, and an objective assessment of the inherent risks of any compensation programs. Since August 2021, the Compensation Committee has engaged Compensia as its independent compensation consultant. Compensia regularly refreshes the Company’s market benchmarking analysis utilizing an appropriate peer group and broader compensation-related trends and regulatory developments, and works with the Company to review bonus awards under its short-term incentive bonus program and executive severance and change in control arrangements. Additionally, in the 2023 Fiscal Year, Compensia assisted with the Company’s CEO transition, including the new-hire compensation arrangements for the CEO and the retention program, as described in the section of this Amendment titled “Compensation Decisions Related to CEO Transition” below. Compensia also advised on the Company’s broader equity strategy, including assessment of our total budget relative to our peers and underlying parameters, and provides periodic market benchmarking analysis for director compensation.

The Compensation Committee conducted an independence assessment of Compensia in accordance with SEC and Nasdaq rules. Based on this review, the Compensation Committee is not aware of any conflicts of interest raised by the work performed by Compensia that would prevent Compensia from serving as an independent consultant to the Compensation Committee. The Compensation Committee’s compensation consultant reports directly to the Compensation Committee, and Compensia has not provided any additional services to the Company or management in the 2023 Fiscal Year.

The Role of Competitive Pay Positioning/2023 Benchmarking

As part of the compensation-setting process for the 2023 Fiscal Year, the Compensation Committee reviewed market data developed by Compensia covering peer and broader tech company practices sourced from SEC filings and broader market surveys to evaluate compensation levels and practices for the NEOs. After consideration of the data collected on external competitive levels of compensation and internal relationships within the executive group, the Compensation Committee reviewed and approved the 2023 Fiscal Year target total compensation opportunities for executives based on the need to attract, motivate and retain an experienced and effective management team.

Pay levels for each of our NEOs are determined based on a number of factors, including the individual’s roles and responsibilities within the Company, the individual’s experience and expertise, the pay levels for peers within the Company, pay levels in the broader technology company marketplace for similar positions, performance of the individual and the Company as a whole, and the Company’s overall compensation budget. The Compensation

Committee is responsible for approving pay levels for our NEOs. In determining the pay levels, the Compensation Committee considers all forms of compensation and benefits.

Relative to the general competitive industry market data, the Compensation Committee generally intends that total target compensation (salary, annual incentive and equity-based incentive opportunity) is calibrated to be within a reasonable range of the median of the competitive market. As noted above, notwithstanding the Company’s overall pay positioning objectives, pay opportunities for specific individuals vary based on several factors such as scope of duties, tenure, institutional knowledge and/or difficulty in recruiting a new executive. Given that a significant portion of our compensation consists of variable, at-risk elements, actual total compensation in a given year will vary above or below the target compensation levels based primarily on the attainment of operational and financial goals and the creation of stockholder value.

For purposes of setting compensation for the 2023 Fiscal Year, the Compensation Committee utilized a compensation peer group of 25 companies. The 2023 Fiscal Year peer group was updated from the peer group utilized for compensation determinations in the prior year, and includes the companies listed in the table below. In developing an appropriate comparator group, the following criteria served as key drivers: industry (inclusive of business scope and business mix), size (market capitalization and revenue), revenue growth rate, number of employees and location. In addition, the Compensation Committee considered whether potential peer group members were identified labor market competitors of ours as well as the peer group identified by Institutional Shareholder Services. The Compensation Committee works with Compensia to determine if any adjustments to the peer group are appropriate annually.

Alteryx, Inc. Asana, Inc. BlackLine, Inc. Box, Inc. Braze, Inc. C3.ai, Inc. Cerence Inc. Domo, Inc. 8x8, Inc.	EngageSmart, Inc. Everbridge, Inc. Fastly, Inc. Five9, Inc. Momentive Global, Inc. New Relic, Inc. PROS Holdings, Inc. Smartsheet Inc.	Sprinklr, Inc. Sprout Social, Inc. Sumo Logic, Inc. Varonis Systems, Inc. Yext, Inc. Zendesk, Inc.* Zeta Global Holdings Corp. Zuora, Inc.
* We removed Nuance and Slack due to acquisitions and Datadog, MongoDB, Hubspot and Twilio due to size and value disparity. Companies added in the list above include Alteryx, Asana, Braze, c3.ai, Cerence, Domo, EngageSmart, Everbridge, Fastly, Smartsheet, Sprout Social, Sprinklr, Sumo Logic, and Zeta Global Holdings.

2023 Compensation Program in Detail

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

As reflected in the table below, the Compensation Committee did not make any adjustments to NEO base salaries in 2023.

NEO	Base salary as of December 31, 2022 ($)	Base salary as of December 31, 2023 ($)	% Adjustment
John D. Collins	525,000	525,000	—
Monica L. Greenberg	450,000	450,000	—
Alex Kroman (1)	—	375,000	—
Jeffrey Ford (2)	—	375,000	—
Robert P. LoCascio	611,820	611,820	—
(1)Mr. Kroman’s first date of employment with the Company was March 1, 2023. The amount shown above represents his annual base salary.
(2)Mr. Ford’s first date of employment with the Company was August 14, 2023. The amount shown above represents his annual base salary.

Annual Incentive Compensation

Our NEOs are provided the opportunity to earn a performance-based annual bonus. The annual bonus plan is designed to provide awards to such individuals as an incentive to contribute to and reward achievement against specific financial-based metrics, chosen annually to motivate performance that enhances and supports our strategic corporate objectives.

Target annual bonus opportunities are expressed as a percentage of base salary and were established by the Compensation Committee in consideration of the NEO’s level of responsibility and his or her ability to impact overall results. The Compensation Committee also considers market data in setting target award amounts. For the 2023 Fiscal Year, target award opportunities were as follows:

NEO	Target Bonus as a % of Salary	Target Bonus ($)
John D. Collins	55%	288,750
Monica L. Greenberg	50%	225,000
Alex Kroman (1)	60%	187,500
Jeffrey Ford (1)	45%	70,313
Robert P. LoCascio	100%	611,820
(1)The percentages listed as the “Target Bonus as a % of Salary” above for Mr. Kroman and Mr. Ford represent each executive’s full annual target bonus percentage for 2023. The amounts included as the “Target Bonus” amount above for Mr. Kroman and Mr. Ford have each been prorated to reflect his dates of hire.

Annual bonus payouts were based on achievement of performance goals established by the Compensation Committee in consultation with the CEO and CFO. The Company believes it is important to focus on both core revenue, as well as profitability. The Compensation Committee, therefore, chose B2B Core Recurring Monthly Revenue, B2B Core New Annual Recurring Revenue and B2B Core Free Cash Flow as the relevant operational and financial performance metrics for 2023 annual bonuses and assigned each of these metrics a weighting. For 2023, the Compensation Committee set the weightings as follows: 25% for the B2B Core Recurring Monthly Revenue metric; 25% for the B2B Core New Annual Recurring Revenue metric; and 50% for the B2B Core Free Cash Flow metric. The Compensation Committee also set threshold, target and maximum goals for each of these metrics. Executives are eligible for payments for achievement between the threshold, target and maximum achievement goals based on a pre-determined scale set by the Compensation Committee (with 100% payout being earned for achievement of the metric’s target level). The Compensation Committee also has the ability to adjust payment amounts in light of individual performance. In the case of substantial outperformance of the Company’s goals, bonuses for the NEOs may be awarded up to a maximum of 200% of target.

The table below summarizes the performance metrics, goals and outcomes with respect to the 2023 annual bonus program:

Performance Metric	Weighting	Goals Threshold/ Target/ Maximum ($ in thousands)	Achievement Level ($ in thousands)	Payout % Achievement	Weighted Average Achievement
2023 B2B Core Recurring Monthly Revenue (1)	25%	328,522 / 340,500 / 362,633	337,382	72%	18%
2023 B2B Core New Annual Recurring Revenue (2)	25%	(5,182) / 6,796 / 28,929	(13,187)	0%	0%
2023 B2B Core Free Cash Flow (3)	50%	(13,524) / 4,212 / 25,081	333	78%	39%
Total	100%				57%
(1)“2023 B2B Core Recurring Monthly Revenue” means monthly recurring software revenue and monthly recurring professional services revenue in the 2023 Fiscal Year.
(2)“2023 B2B Core Recurring New Annual Recurring Revenue” means annual new recurring software revenue and annual new recurring professional services revenue in the 2023 Fiscal Year.
(3)“2023 B2B Core Free Cash Flow” means Adjusted EBITDA plus capitalized software and other capital purchases in the 2023 Fiscal Year. “Adjusted EBITDA” means net (loss) income, before provision for (benefit from) income taxes, interest income (expense), net, other income (expense), net, depreciation and amortization, stock-based compensation, restructuring costs, transaction-based acquisition costs, contingent earn-out adjustments and other non-cash charges.

The Compensation Committee did not revise any NEO bonus amounts based on individual performance or performance measured against any strategic objectives, and, therefore, the annual bonus amounts for those bonus-eligible NEOs, reflect the Company’s performance against the metrics described above. The table below sets forth the target bonus and earned bonus for each NEO for 2023, which were paid in cash:

NEO	Target Bonus ($)	Earned Bonus ($)	Earned Bonus (as a % of Target)
John D. Collins	288,750	164,299	57%
Monica L. Greenberg	225,000	128,025	57%
Alex Kroman	187,500	106,688	57%
Jeffrey Ford	70,313	40,008	57%
Robert P. LoCascio (1)	611,820	—	— %
(1)In light of his separation of employment effective as of December 31, 2023, Mr. LoCascio was not entitled to an annual bonus payout for 2023, other than as part of his severance payments, as described more fully under the section of this Amendment titled “Potential Payments Upon Termination or Change in Control” below.

Equity-Based Awards

Equity-based awards are an important factor in aligning the long-term financial interests of our NEOs and our stockholders. The Compensation Committee continually evaluates the use of equity-based awards and intends to continue to use such awards in the future as part of designing and administering the Company’s compensation program. The Compensation Committee may grant equity-based awards under the Company’s 2019 Stock Incentive Plan (or the Company’s 2018 Inducement Plan, in the case of new-hire awards) in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other equity-based awards. The Compensation Committee approves equity grants at one of its regularly scheduled meetings, or at such other times as appropriate or necessary, and generally, for annual equity awards, after the Compensation Committee has its annual compensation review process for the CEO and other NEOs.

For equity awards granted in the 2023 Fiscal Year, the Compensation Committee considered multiple factors, including share pool constraints in the 2019 Stock Incentive Plan, the potential dilutive effects of equity grants upon vesting, the desire to provide meaningful equity grants to employees, and the performance of the Company’s stock price. As a result, the Compensation Committee determined that annual equity grants awarded in August 2023 to Mr. Collins and Ms. Greenberg would be structured as time-based RSUs that vest on the first anniversary of the date of grant. In September 2023, Mr. Collins also received a grant of time-based RSUs, vesting on the first anniversary of the date of grant, in recognition of his service in the role of our Interim CEO as well as his continued duties as our CFO (as described more fully in the section of this Amendment titled “Compensation Decisions Related to CEO Transition” below).

Our new-hire NEOs, Mr. Kroman and Mr. Ford, were also granted equity-based awards in the 2023 Fiscal Year under the Company’s 2018 Inducement Plan, and each award was negotiated in connection with the NEO’s commencement of employment with us. Mr. Kroman received timed-based RSUs that vest on the first anniversary of the grant date as well as performance-based RSU (“PRSUs”) that vest on the first anniversary of the grant date, subject to achievement of strategic and operational goals. Mr. Ford received time-based RSUs that vest in four equal annual installments, beginning on the first anniversary of the grant date.

The following table describes the equity awards made to the NEOs in the 2023 Fiscal Year as described above:

NEO (1)	Value of RSUs at Grant ($) (2)	RSUs (# of units)	Value of PRSUs at Grant	PRSUs (# of units at target)	Total Value of Equity Awards at Grant ($)
John D. Collins (3)	1,450,059	313,026	—	—	1,450,059
Monica L. Greenberg	394,411	77,640	—	—	394,411
Alex Kroman (4)	750,004	139,406	250,003	46,469	1,000,008
Jeffrey Ford	644,921	240,642	—	—	644,921
(1)Mr. LoCascio did not receive an annual equity grant in light of the transition of his role, effective in August 2023.
(2)The total value of each NEO grant was approved by the Compensation Committee. In connection with each grant, as described above, the number of shares subject to each award was calculated in accordance with the Company’s policy for such value to share conversions in effect at the time of grant.
(3)The value and number of RSUs for Mr. Collins reflects information related to both his annual equity grant and Interim CEO service grant.
(4)For Mr. Kroman’s PRSUs, the number and value granted represents the relevant information at “target”, and based on the closing price on the date of grant of $5.38.

Compensation Decisions Related to CEO Transition

On July 24, 2023, in connection with Mr. LoCascio’s transition from the position of CEO, the Compensation Committee approved a retention program for members of the Company’s leadership team and other key employees, including certain executive officers (the “Retention Program”), in the interest of supporting continuity as part of a smooth and orderly transition. Pursuant to the Retention Program, executive officers Mr. Collins, Ms. Greenberg and Mr. Kroman are entitled to receive cash retention bonuses up to an amount equal to their annual base salary ($525,000, $450,000, and $375,000 respectively), conditioned on their continued employment on the relevant payment dates (the “Retention Bonuses”). The Retention Bonuses are payable in two equal installments, the first of which was paid on January 12, 2024, and the second of which will be paid on July 12, 2024. If any of Mr. Collins, Ms. Greenberg or Mr. Kroman is terminated without Cause or if any of them resign for Good Reason (as defined in their individual letter agreements) prior to July 12, 2024, any remaining unpaid portion of their Retention Bonus will be accelerated and paid at the time of termination.

In addition, pursuant to the Retention Program, if any of Mr. Collins, Ms. Greenberg or Mr. Kroman is terminated without Cause or resigns for Good Reason prior to July 12, 2024, notwithstanding anything to the contrary set forth in their applicable award agreements or employment agreements, (i) Mr. Collins and Ms. Greenberg will receive the severance benefits they are entitled to under their employment agreements on a termination without cause, and Mr. Kroman will receive six months of severance benefits, and (ii) any stock options or time-vesting restricted stock units held by the executive on the date of termination that would have vested in the 12-month period following termination had the executive remained employed will immediately vest on the date of termination.

On September 13, 2023, in recognition of Mr. Collins service in the dual role of Interim CEO and CFO, the Compensation Committee approved a discretionary cash bonus of $300,000 and a supplemental equity grant of RSUs with a target grant date value of $725,000. The cash bonus vests in five equal monthly installments, and the RSU grant will vest in full on the first anniversary of the date of grant, subject to the terms and conditions of the Company’s 2019 Stock Incentive Plan, its customary RSU award agreement, as well as Mr. Collins’ employment letter agreement and retention agreement. Payment of the discretionary cash bonus and vesting of the RSU grant will accelerate in the event of a termination of Mr. Collins’ employment by the Company without cause occurring before the applicable payment and vesting dates.

As mentioned above, John Sabino became our CEO on January 10, 2024. Prior to the commencement of his employment, we entered into an employment agreement with Mr. Sabino setting forth the terms and conditions of his service as our next CEO. Mr. Sabino’s employment agreement provides that he will receive an annual base salary of $550,000, and he will be eligible to receive an annual bonus, with a target bonus opportunity of 100% of his base salary. In connection with his commencement of employment, Mr. Sabino received inducement awards, including: (i) two RSU awards, one with a target grant date value of $1,200,000 that will vest in two equal installments on the first two anniversaries of the date of grant, and the second with a target grant date value of $4,000,000 that will vest as to 25% of the number of RSUs on the first anniversary of the date of grant and then in 12 substantially equal quarterly installments, and (ii) a stock option (the “Sign-on Option”) to acquire 1,000,000 shares of the Company’s common stock that will vest upon satisfaction of certain performance-based and time-based vesting conditions. The Sign-on Option’s performance-based vesting conditions provide that 50% of the Sign-on Option will be eligible to vest if, within the first three years following the date of grant, the average closing share price of the Company’s common stock reaches $8.00 on a rolling 30-day trading basis, and the remaining 50% of the Sign-on Option will be eligible to vest if, within the first four years following the date of grant, the average closing share price of the Company’s common stock reaches $13.00 on a rolling 30-day trading basis. In addition, to the extent that the performance-based vesting conditions are met, 50% of the Sign-on Option will vest and become exercisable on the second anniversary of the date of grant, and the remaining portion of the Sign-on Option will vest and become exercisable in 24 substantially equal monthly installments following the second anniversary of the date of grant.

Other Compensation Practices, Policies and Guidelines

Stock Ownership

We strongly encourage our executives and non-employee directors to hold an equity interest in our Company, and adopted formal executive stock ownership guidelines in April of 2022. Under the policy, each of our executive officers and non-employee directors is required to build and maintain their share ownership to the levels listed below within a period of five years from the adoption of the policy, or the start of their service with the Company, if later:
•CEO: 5x current base salary.
•Other NEOs (including Interim CEO): 2x current base salary.
•Non-employee directors: 5x annual cash retainer.

Shares owned outright (including shares from vested RSUs and PRSUs) count toward the ownership goals, while shares associated with unvested RSUs, PRSUs and unexercised stock options do not count toward compliance with the policy. Compliance with the policy will be measured prior to the first required measurement date in 2027.

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

Compensation Recovery Policy

In November 2023, the Board approved an amended and restated omnibus clawback policy (the “2023 Clawback Policy”), effective as of October 2, 2023, which revised the prior clawback policy in order to comply with the finalized and effective SEC and Nasdaq rules. Pursuant to the 2023 Clawback Policy, in the event of an “accounting restatement” (as defined in the 2023 Clawback Policy), our “covered executives” (as defined in the 2023 Clawback Policy), including our NEOs, must reimburse us for any “erroneously awarded compensation” (as defined in the 2023 Clawback Policy). Erroneously awarded compensation includes the amount of incentive compensation received by a covered executive during the three fiscal years preceding the required accounting restatement based on our achievement of “financial reporting measures” (as defined in the 2023 Clawback Policy) in excess of the amount that the covered executive would have received based on the restated financial reporting measures. The Compensation Committee has the authority to interpret and make all determinations under the 2023 Clawback Policy.

Other Benefits

We do not offer special perquisites to our NEOs. The Company’s executive compensation program includes standard benefits that are also offered to all employees. These benefits include participation in the Company’s 401(k) plan, including Company matching contributions, and Company-paid medical benefits and life insurance coverage. The Company annually reviews these benefits and makes adjustments as warranted based on competitive practices, the Company’s performance and the individual’s responsibilities and performance. The Company’s 401(k) plan is a safe harbor plan and, in accordance with IRS rules, the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation, subject to IRS limitations.

Deferred Compensation Plan

In 2015, the Compensation Committee adopted the Deferred Compensation Plan. Certain key employees of the Company, including our NEOs and members of our Board, are eligible to participate in the Deferred Compensation Plan and generally may elect to defer the receipt of a portion of their base salary, bonus and/or directors’ fees Distribution may occur upon the following events, depending upon the participant’s deferral election: a specified time, a separation from service, death, disability, change in control or financial hardship that arises in connection with an unforeseeable emergency. To date, none of our current NEOs have elected to make any deferrals under the Deferred Compensation Plan. The Company may make discretionary or matching contributions to the Deferred Compensation Plan, which may or may not be subject to vesting, but has not done so to date.

Post-Termination Compensation and Benefits

Certain employment agreements with our executives provide for severance payments and benefits upon an involuntary termination of employment, or resignation for good reason. In addition, certain executives are entitled to vesting acceleration in the event they are involuntarily terminated or resign for good reason, including in connection with a change in control. Additional details regarding the employment agreements with our NEOs, including a description of the severance payments and benefits payable to our executives as well as estimates of amounts payable upon termination of employment, are disclosed in the sections of this Amendment titled

“Employment Agreements for our Named Executive Officers” and “Potential Payments Upon Termination or Change-in-Control” below.

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

Tax and Accounting Considerations

In determining executive compensation, the Compensation Committee considers, among other factors, the possible tax consequences to the Company and to its executives. The Compensation Committee also considers the accounting consequences to the Company of different compensation decisions and the impact of certain arrangements on stockholder dilution. However, to maintain maximum flexibility in designing compensation programs, the Compensation Committee will not limit compensation to those levels or types of compensation that are intended to be deductible. However, neither of these factors by themselves will compel a particular compensation decision.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on the review and discussions, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included herein.

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

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)	Total ($)
John C. Collins Interim Chief Executive Officer and Chief Financial Officer	2023	525,000	300,000	1,450,059	—	164,299	39,961(5)	2,479,319
	2022	506,250	—	3,745,412	—	118,336	38,988	4,408,986
	2021	450,000	—	703,664	701,800	212,625	39,179	2,107,268
Monica L. Greenberg Executive Vice President, Policy and General Counsel	2023	450,000	—	394,411	—	128,025	21,250(5)	993,686
	2022	437,500	—	1,685,442	—	92,969	19,935	2,235,846
	2021	400,000	—	553,618	551,760	180,000	19,682	1,705,060
Alex Kroman Chief Product and Technology Officer	2023	312,500	—	1,000,008	—	106,688	21,293(5)	1,440,489
Jeffrey Ford Chief Accounting Officer	2023	143,510	—	644,921	—	40,008	1,823(5)	830,261
Robert P. LoCascio Former Chief Executive Officer	2023	611,820	—	—	—	—	28,953(5)	640,773
	2022	611,820	—	2,055,481	—	260,024	27,930	2,955,255
	2021	611,820	—	2,002,338	2,001,340	550,638	28,943	5,195,079
(1)Mr. LoCascio served as CEO until August 7, 2023, and Mr. Collins was appointed Interim CEO effective as of August 7, 2023. Please refer to the sections of this Amendment titled “Management Changes” and “Compensation Decisions Related to CEO Transition” above for additional details on this transition. For a summary of Mr. LoCascio’s severance entitlements payable beginning in 2024, please refer to the section of this Amendment titled “Potential Payments Upon Termination or Change in Control” below.
(2)Represents discretionary cash bonus paid to Mr. Collins in recognition of his service in the dual role of Interim CEO and CFO.
(3)The amounts included in the “Stock Awards” column represent the grant date fair value of RSU and PRSU awards granted in 2023 computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, or ASC Topic 718, and in accordance with SEC rules. Details and assumptions used in calculating the grant date fair value of the RSU and PRSU awards may be found in Note 13 of the Company’s consolidated financial statements contained in our Annual Report on Form 10-K for the 2023 Fiscal Year, as filed with the SEC. The amounts included in this column reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the NEOs, and there is no assurance that these grant date fair values will ever be realized by the NEOs. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date value of the PRSU award included in this column for Mr. Kroman is based on achievement of target performance goals.
(4)Represents the performance-based, annual incentive bonuses, as described in the section of this Amendment titled “Annual Incentive Compensation” above.
(5)Amounts include: (i) $720, $720, $648, $450, and $180 for Mr. LoCascio, Mr. Collins, Ms. Greenberg, Mr. Kroman and Mr. Ford, respectively, for premiums for term life insurance, (ii) $7,205 for Mr. LoCascio, $13,200 for Mr. Collins, $13,200 for Ms. Greenberg $9,297 for Mr. Kroman and $1,250 for Mr. Ford, for matching contributions to our 401(k) plan, and (iii) $21,028, $26,040, $7,402, $11,546, and $393 for Mr. LoCascio, Mr. Collins, Ms. Greenberg, Mr. Kroman and Mr. Ford, respectively, for health, dental, vision and disability insurance.

Employment Agreements for our Named Executive Officers

John D. Collins, our COO and CFO, and former Interim CEO, is party to an employment agreement with us, dated as of August 9, 2022, which covers the terms and conditions of Mr. Collins’ employment including his eligibility to participate in the Company’s annual bonus plan as it exists from time to time under terms comparable to other employees of similar role and responsibility, and standard Company employee benefits, including vacation, in accordance with the terms of those programs in effect from time to time. Mr. Collins’ employment agreement provides for certain payments upon termination. Please refer to the section of this Amendment titled “Potential Payments Upon Termination or Change in Control” below for a description of those termination payments.

Monica L. Greenberg, our Executive Vice President, Policy and General Counsel, is party to an employment agreement with us, dated as of October 25, 2006,which covers the terms and conditions of Ms. Greenberg’s employment including her eligibility to participate in the Company’s annual bonus plan as it exists from time to time under terms comparable to other employees of similar role and responsibility, and standard Company employee benefits, including vacation, in accordance with the terms of those programs in effect from time to time. Ms. Greenberg’s employment agreement provides for certain payments upon termination. Please refer to the section of this Amendment titled “Potential Payments Upon Termination or Change in Control” below for a description of those termination payments.

Alex Kroman, our Chief Product & Technology Officer, is party to an employment agreement with us, dated as of February 1, 2023, which covers the terms and conditions of Mr. Kroman’s employment including his eligibility to participate in the Company’s annual bonus plan as it exists from time to time under terms comparable to other employees of similar role and responsibility, and standard Company employee benefits, including vacation, in accordance with the terms of those programs in effect from time. Mr. Kroman’s employment agreement provides for certain payments upon termination. Please refer to the section of this Amendment titled “Potential Payments Upon Termination or Change in Control” below for a description of those termination payments.

Jeffrey Ford, our CAO, is party to an employment agreement with us, dated as of July 31, 2023, which covers the terms and conditions of Mr. Ford’s employment including his eligibility to participate in the Company’s annual bonus plan as it exists from to time under terms comparable to other employees of similar role and responsibility, and standard Company employee benefits, including vacation, in accordance with the terms of those programs in effect from time to time. Mr. Ford’s employment agreement provides for certain payments upon termination. Please refer to the section of this Amendment titled “Potential Payments Upon Termination or Change in Control” below for a description of those termination payments.

Robert P. LoCascio, our former President and CEO was party to an employment agreement with us, dated as of December 27, 2017 (the “LoCascio Employment Agreement”). The Company determined in 2023 not to renew Mr. LoCascio’s employment agreement at the end of its current term of December 31, 2023. The LoCascio Employment Agreement covered the terms and conditions of Mr. LoCascio’s employment including his eligibility to participate in standard Company employee benefits, including vacation, in accordance with the terms of those programs in effect from time to time. Mr. LoCascio’s employment agreement provides for certain payments upon termination, including due to non-renewal of his employment agreement. Please refer to the section of this Amendment titled “Potential Payments Upon Termination or Change in Control” below, for a description of Mr. LoCascio’s payments Mr. LoCascio will receive as a result of the Company’s nonrenewal of his employment agreement.

Grants of Plan-Based Awards in 2023 Fiscal Year

The following table sets forth information concerning awards under our equity and non-equity incentive plans granted to each of the NEOs in 2023.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (3) (#)	Grant Date Fair Value of Stock Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John D. Collins		144,375	288,750	577,500
	8/11/2023							150,104	762,528
	9/13/2023							162,922	687,531
Monica L. Greenberg		112,500	225,000	450,000
	8/11/2023							77,640	394,411
Alex Kroman		93,750	187,500	375,000
	4/18/2023					46,469			250,003
	4/18/2023							139,406	750,004
Jeffrey Ford		35,156	70,313	140,625
	10/18/2023							240,642	644,921
Robert P. LoCascio		305,910	611,820	1,223,640

(1) Amounts shown represent the threshold, target and maximum awards that could have been earned by the NEOs under the Company’s annual bonus plan. Awards are based on Company performance, as measured by B2B Core Recurring Monthly Revenue, B2B Core New Annual Recurring Revenue and B2B Core Free Cash Flow. Additional information about these bonus opportunities appears in the section of this Amendment titled “Annual Incentive Compensation” above.
(2) Represents PRSUs granted to Mr. Kroman under the 2018 Inducement Plan which vest based on the achievement of certain company performance goals over a one-year performance period, as further described in the section of this Amendment titled “Equity-Based Awards” above. The “Target” column reflects the number of PRSUs that could have been earned if all performance goals for the performance period are achieved at target levels (100%), and the “Maximum” column reflects the maximum number of PRSUs that could have been earned if the highest level of performance were achieved for the performance period (200%). Achievement of performance goals over the performance period was determined in the first quarter of 2024 to be achieved at 100%.
(3) Represents RSUs granted under the 2019 Stock Incentive Plan to Mr. Collins and Ms. Greenberg and the 2018 Inducement Plan to Mr. Kroman and Mr. Ford, as further described in the section of this Amendment entitled “Equity-Based Awards” above.

Outstanding Equity Awards at End of 2023 Fiscal Year

The following table sets forth information concerning outstanding equity awards held by each of the NEOs as of the end of the 2023 Fiscal Year.

		Option Awards				Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other rights that have not vested (#)(4)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not yet vested ($)(5)
John D. Collins	10/29/2019	27,818	—	40.61	10/29/2029	—	—	—	—
	5/15/2020	24,751	12,375	27.39	5/15/2030	—	—	—	—
	5/7/2021	14,500	14,500	51.74	5/7/2031	—	—	—	—
	5/15/2020	—	—	—	—	5,500	20,845	—	—
	5/7/2021	—	—	—	—	6,800	25,772	—	—
	7/27/2022	—	—	—	—	130,719	495,425	—	—
	8/11/2023	—	—	—	—	150,104	568,894	—	—
	9/13/2023	—	—	—	—	162,922	617,474	—	—
	7/27/2022	—	—	—	—	—	—	87,138	330,253
Monica L. Greenberg	4/25/2014	12,920	—	10.13	4/25/2024	—	—	—	—
	5/5/2017	39,520	—	7.60	5/5/2027	—	—	—	—
	2/16/2018	130,000	—	12.45	2/16/2028	—	—	—	—
	4/11/2019	50,000	—	29.55	4/11/2029	—	—	—	—
	5/15/2020	30,975	10,325	27.39	5/15/2030	—	—	—	—
	5/7/2021	11,400	11,400	51.74	5/7/2031	—	—	—	—
	5/15/2020	—	—	—	—	4,575	17,339	—	—
	5/7/2021	—	—	—	—	5,350	20,277	—	—
	7/27/2022	—	—	—	—	58,824	222,943	—	—
	8/11/2023	—	—	—	—	77,640	294,256	—	—
	7/27/2022	—	—	—	—	—	—	39,212	148,613
Alex Kroman	4/18/2023	—	—	—	—	139,406	528,349	—	—
	4/18/2023	—	—	—	—	—	—	46,469	176,118
Jeffrey Ford	10/18/2023	—	—	—	—	240,642	912,033	—	—
Robert P. LoCascio	4/25/2014	100,000	—	10.13	4/25/2024	—	—	—	—
	5/5/2017	80,000	—	7.60	5/5/2027	—	—	—	—
	2/16/2018	250,000	—	12.45	2/16/2028	—	—	—	—
	2/21/2019	116,410	—	25.95	2/21/2019	—	—	—	—
	5/15/2020	99,750	33,250	27.39	5/15/2030	—	—	—	—
	5/7/2021	41,350	41,350	51.74	5/7/2031	—	—	—	—
	5/15/2020	—	—	—	—	14,725	55,808	—	—
	5/7/2021	—	—	—	—	19,350	73,337	—	—
	7/27/2022	—	—	—	—	—	—	133,127	504,551

(1) The total original number of shares subject to each unvested stock option listed in the table vests and becomes exercisable as to 25% of the original number of shares covered by each stock option grant on the first anniversary of the grant date of each stock option and as to an additional 25% of the original number of shares at the end of each successive anniversary of the grant date until the fourth anniversary of the grant date, subject to the NEO’s continued service with the Company through each vesting date and any accelerated vesting provisions described in “Potential Payments Upon Termination or Change in Control” below.
(2) The total original number of units subject to each RSU award listed in the table vests over four years, with 25% of the units vesting on the first anniversary of the grant date and the balance vesting in equal annual installments on each anniversary of the grant date.
(3) The market value of RSUs is based on the closing market price of the Company’s common stock on December 29, 2023 of $3.79.
(4) Amounts in this column represent PRSUs granted in 2022 and 2023 which vest based on the achievement of certain company performance goals. PRSUs granted to Mr. Collins, Ms. Greenberg, and Mr. LoCascio in 2022 (the “2022 PRSUs”) vest over a three-year performance period and the number of earned PRSUs is determined based on the Company’s revenue and adjusted EBITDA achievement for the 2022 Fiscal Year, with the potential payout scale ranging from 0% to 160% of the target number of PRSUs (the number of PRSUs earned referred to herein as the “Earned 2022 PRSUs”). The number of Earned 2022 PRSUs will then be reduced by 25% if the EBITDA margin for the 2023 Fiscal Year is less than the EBITDA margin achieved for the 2022 Fiscal Year.The Earned 2022 PRSUs will then similarly be multiplied by a percentage ranging from 75% to 125% based on our relative TSR performance against the S&P Software and Services Select Index (the “Index”) over the three-year period from the date of grant (the “TSR Modifier”). More specifically, the TSR Modifier to be applied will be 75% if relative TSR is less than or equal to the 25th percentile of the Index, 100% if relative TSR is equal to the 50th percentile of the Index and 125% if relative TSR is equal to or greater than the 75th percentile of the Index, with linear interpolation in between those percentiles. In addition, the TSR Modifier will be capped at 100% if our TSR is negative during the three-year performance period. Based on performance to date, the anticipated payout is below the “target” levels, and the number included in this column reflects the number of PRSUs that could have been earned if all performance goals for the three-year period were deemed achieved at “target” levels (100%). The PRSUs granted to Mr. Kroman in 2023 vest over a one-year performance period, as further described in the section of this Amendment titled “Equity-Based Awards” above. The number included in this column reflects the target number of PRSUs granted.
(5) The market value of PRSUs is based on the closing market price of the Company’s common stock on December 29, 2023 of $3.79.

Option Exercises and Stock Vested in 2023 Fiscal Year

The following table sets forth information concerning the number of shares acquired and the value realized by the NEOs as a result of RSUs vesting in 2023. No options were exercised by the NEOs in 2023.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
John D. Collins	53,704	246,326
Monica L. Greenberg	29,358	135,274
Alex Kroman	—	—
Jeffrey Ford	—	—
Robert P. LoCascio	24,400	104,453
(1) Of the gross numbers of shares reported as vested 6,336, 24,225, 11,585 and 3,927 were withheld by the Company to cover the NEO’s tax withholding obligation for Mr. LoCascio, Mr. Collins and Ms. Greenberg, respectively. There were no shares vested for Mr. Kroman or Mr. Ford in 2023.
(2) Represents the aggregate gross value realized on vesting of RSUs based on the closing market price of the Company’s common stock on the vesting date for the specific grant.

CEO Pay Ratio Disclosure

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are required to disclose the median of the total annual compensation of our employees, the total annual compensation of our CEO and the ratio of these two amounts.

Using the methodology described below, and calculated in accordance with Item 402(u) of Regulation S-K, the ratio of the total annual compensation for the CEO in the 2023 Fiscal Year to our estimated median employee was approximately  20  to 1.

We identified our median employee by examining the total cash compensation paid during the 2023 Fiscal Year to employees who were employed by us on December 31, 2023. This included our full-time, part-time and seasonal employees, subject to certain exceptions for employees in foreign jurisdictions as described below. We believe that total cash compensation reasonably reflects the annual compensation of our employee population worldwide. We examined our internal payroll and similar records in order to determine total cash compensation paid to our employees included in our calculations. For employees in foreign jurisdictions, we converted amounts paid in foreign currencies to U.S. dollars using the exchange rates we utilized in connection with the preparation of our 2023 annual financial statements.

The total number of employees in the jurisdictions identified below as excluded under the de minimis exception are less than 4% of our total workforce of 1,143 employees and have been excluded from the analysis as permitted by the SEC’s disclosure rules, while the employees located in the jurisdictions of the United States, the United Kingdom, Israel, Germany, India, Bulgaria, Australia, and Canada have been included in the analysis.

Location	Total	% of Total
Excluded due to de minimis exemption
France	8	0.70%
Italy	3	0.26%
Japan	10	0.87%
Netherlands	11	0.96%
Singapore	6	0.52%
Spain	4	0.35%
Subtotal	42	3.67%

Included in basis for identification of median employee
Canada	28	2.45%
Australia	76	6.65%
Bulgaria	71	6.21%
India	29	2.54%
Germany	94	8.22%
Israel	96	8.40%
United Kingdom	115	10.06%
United States	592	51.79%
Subtotal	1,101	96.33%
Grand Total	1,143	100%

After identifying the estimated median employee using total cash compensation, we calculated annual total compensation for such employee using the same methodology we use for our NEO's as set forth in the Summary Compensation Table in this Amendment. The estimated median employee for purposes of this disclosure is a resident of the United States.

Mr. Collins and Mr. LoCascio both served as our CEO at different points during the 2023 Fiscal Year. As permitted by the SEC’s disclosure rules, we selected Mr. Collins as our CEO for purposes of this disclosure because he served as our CEO on December 31, 2023 (the date we used to identify our median employee). To calculate Mr. Collins’ total compensation, we chose to use Mr. Collins’ total compensation for 2023, as set forth in the Summary Compensation Table, despite the fact that he was only compensated as our CEO for part of the year. We viewed this as appropriate because Mr. Collins’ total compensation for 2023 reflects all changes made by the Compensation Committee to his compensation in recognition of his service in the dual role of Interim CEO and CFO (including a discretionary cash bonus of $300,000 and a supplemental equity grant of RSUs with a grant date value of $725,000), without the need for any annualization. Accordingly, our CEO’s total compensation for 2023 was $2,479,319, and the reasonably estimated total compensation of the median employee was $123,360. Therefore, our 2023 CEO to median employee estimated pay ratio is  20  to 1.

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

Potential Payments Upon Termination or Change in Control

The following table, footnotes and narrative disclosure describe and quantify the additional compensation that would have become payable to certain of our NEOs in connection with an involuntary termination of their employment or a change in control of the Company on December 31, 2023, pursuant to the agreements entered into with our NEOs and the terms of their outstanding equity awards, as of that date. Where applicable, the amounts payable assume a $3.79 fair value of our common stock (the closing price of our common stock on December 29, 2023). Mr. LoCascio is not included in the table below because his employment terminated on December 31, 2023, after the Company’s nonrenewal of his employment agreement. Please refer to the section titled “Robert P. LoCascio” below for a summary of the severance payments that Mr. LoCascio will receive as a result.

Named Executive Officer	Reason for Payment	Salary-Related Payments ($)		Bonus-Related Payments ($)		Accelerated Vesting of Equity Awards ($)		Other Benefits ($)
John D. Collins	Termination without cause or for good reason outside of three months prior to, or 12 months following, a change of control	262,500	(1)	525,000	(2)	1,385,241	(3)	8,237	(4)
	Termination without cause or for good reason within three months prior to, or 12 months following, a change of control	525,000	(5)	525,000	(2)	1,728,411	(6)	16,475	(7)
	Change of control	—		—		—		—
Monica L. Greenberg	Termination without cause or constructively terminated outside of 12 months following a change of control	225,000	(8)	450,000	(9)	396,047	(10)	4,972	(11)
	Termination without cause or constructively terminated within 12 months following a change of control	337,500	(12)	450,000	(9)	396,047	(10)	4,972	(11)
	Change of control	—		—		—		—
Alex Kroman	Termination without cause or for good reason outside of 12 months following a change of control	187,500	(13)	375,000	(14)	704,466	(15)	7,747	(16)
	Termination without cause or for good reason within 12 months following a change of control	187,500	(13)	375,000	(14)	704,466	(15)	7,747	(16)
	Change in control	—		—		—		—
Jeffrey Ford	Termination without cause or for good reason outside of 12 months following a change of control	93,750	(17)	—		—		—
	Termination without cause or for good reason within 12 months following a change of control	93,750	(17)	—		228,006	(18)	—
	Change in control	—		—		—		—
(1) Represents six months of Mr. Collins' base salary as of December 31, 2023.
(2) Represents Mr. Collins’ outstanding retention bonus amount as of December 31, 2023.
(3) Represents the closing price of our common stock on December 29, 2023, multiplied by the total number of unvested shares underlying the RSUs held by Mr. Collins that are scheduled to time-vest during the 12 months following December 31, 2023. No value has been attributed to Mr. Collins’ PRSUs or his out-of-the-money options.
(4) Represents six months of company reimbursement for the differential cost of continuation of his then-current health insurance coverage under COBRA.
(5) Represents 12 months of Mr. Collins' base salary as of December 31, 2023.
(6) Represents the closing price of our common stock on December 29, 2023, multiplied by the total number of unvested shares underlying the RSUs held by Mr. Collins. No value has been attributed to Mr. Collins’ PRSUs or his out-of-the-money options.
(7) Represents 12 months of company reimbursement for the differential cost of continuation of his then-current health insurance coverage under COBRA.
(8) Represents six months of Ms. Greenberg’s base salary as of December 31, 2023.

(9) Represents Ms. Greenberg’s outstanding retention bonus amount as of December 31, 2023.
(10) Represents the closing price of our common stock on December 29, 2023, multiplied by the total number of unvested shares underlying the RSUs held by Ms. Greenberg that are scheduled to time-vest during the 12 months following December 31, 2023. No value has been attributed to Ms. Greenberg’s PRSUs or her out-of-the-money options.
(11) Represents six months of company contributions toward premium payments for health insurance coverage under COBRA.
(12) Represents nine months of Ms. Greenberg’s base salary as of December 31, 2023.
(13) Represents six months of Mr. Kroman’s base salary as of December 31, 2023.
(14) Represents Mr. Kroman’s outstanding retention bonus amount as of December 31, 2023.
(15) Represents the closing price of our common stock on December 29, 2023, multiplied by the total number of unvested shares underlying the RSUs held by Mr. Kroman that are scheduled to time-vest during the 12 months following December 31, 2023. For purposes of this table, we have included the value of Mr. Kroman’s PRSUs, assuming vesting at 100% of target.
(16) Represents six months of company reimbursement for the differential cost of continuation of his then-current health insurance coverage under COBRA.
(17) Represents three months of Mr. Ford’s base salary as of December 31, 2023.
(18) Represents the closing price of our common stock on December 29, 2023, multiplied by the total number of unvested shares underlying the RSUs held by Mr. Ford that are scheduled to time-vest during the 12 months following December 31, 2023.

John D. Collins

If Mr. Collins is terminated by us without Cause or if he resigns without Good Reason (as such terms are defined in the letter agreement he received in connection with the Retention Program) prior to July 12, 2024, then, subject to his execution of a release of claims, he will be entitled to the following severance: (i) continued payment of his base salary for six months, (ii) reimbursement for the differential cost of continuation of his then-current health insurance benefits under COBRA (provided Mr. Collins timely elects COBRA) for a period of six months, (iii) any earned, but unpaid, annual bonus for the completed fiscal year prior to termination, and (iv) immediate vesting, as of the termination date, of any RSUs and stock options that would have vested in the 12-month period following his termination. If the benefits payable to Mr. Collins are subject to Sections 280G and 4999 of the Code, such payments will be reduced to the extent necessary to provide Mr. Collins with the greatest after-tax benefit.

If Mr. Collins is terminated by us without Cause (as defined in his employment agreement), on or after July 12, 2024, then, subject to his execution of a release of claims, he will be entitled to the following severance: (i) continued payment of his base salary for six months, (ii) reimbursement for the differential cost of continuation of his then-current health insurance benefits under COBRA (provided Mr. Collins timely elects COBRA) for a period of six months, and (iii) any earned, but unpaid, annual bonus.

In addition, if Mr. Collins’ employment is terminated by us without Cause or by Mr. Collins for Good Reason (as defined in his employment agreement), in either case, within the three-month period immediately prior to or the 12-month period immediately following a Change of Control (as defined in his employment agreement), then, subject to his execution of a release of claims, he will be entitled to the following severance: (i) continued payment of his base salary for 12 months, (ii) reimbursement for the differential cost of continuation of his then-current health insurance benefits under COBRA (provided Mr. Collins timely elects COBRA) for a period of 12 months, (iii) a bonus payment equal to his target bonus for the prior completed fiscal year (if not yet paid), (iv) a bonus payment equal to his target bonus prorated for the number of months Mr. Collins was employed during the then-current fiscal year prior to termination, (v) immediate vesting, as of the termination date, of any outstanding unvested options and any other unvested equity awards held by Mr. Collins at the time of termination, and (vi) any vested options will remain exercisable until the earlier of 90 days following his termination and the original expiration date of the applicable option.

Monica L. Greenberg

If Ms. Greenberg’s employment is terminated by us without Cause or if she resigns with Good Reason (as such terms are defined in the letter agreement she received in connection with the Retention Program) prior to July 12, 2024, then, subject to her execution of a release of claims, she will be entitled to the following severance: (i)

continued payment of her base salary for six months, (ii) reimbursement for the differential cost of continuation of her then-current health insurance benefits under COBRA (provided Ms. Greenberg timely elects COBRA) for a period of six months, and (iii) immediate vesting, as of the termination date, of any RSUs and stock options that would have vested in the 12-month period following her termination. If the benefits payable to Ms. Greenberg are subject to Sections 280G and 4999 of the Code, such payments will be reduced to the extent necessary to provide Ms. Greenberg with the greatest after-tax benefit.

If Ms. Greenberg’s employment is terminated by us without Cause (as defined in her employment agreement) or Ms. Greenberg’s employment is Constructively Terminated (as defined in her employment agreement) on or after July 12, 2024, then, subject her execution of a release of claims, she will be entitled to receive the following severance: (i) a lump sum severance payment equal to six months of her then-current base salary, (ii) provided that she timely elects and is eligible for COBRA, continued enrollment in any health benefits in place at the time of her termination for six months following her termination at the same cost as for active employees, (iii) all of her unvested options will immediately vest and become exercisable upon such termination, and (iv) any vested options will remain exercisable until the earlier of 12 months following her termination and the original expiration date of the applicable option.

If there is a Change of Control (as defined in her employment agreement) and Ms. Greenberg is terminated by us without Cause or Ms. Greenberg is Constructively Terminated, in either case, within 12 months following the Change of Control, then, subject to her execution of a release of claims, she will be entitled to receive the same severance described in the paragraph immediately above, except the lump sum severance payment will be equal to nine months of her then-current base salary.

Alex Kroman

If Mr. Kroman’s employment is terminated by us without Cause or if he resigns with Good Reason (as such terms are defined in the letter agreement he received in connection with the Retention Program) prior to July 12, 2024, then, subject to his execution of a release of claims, he will be entitled to the following severance: (i) continued payment of his base salary for six months, (ii) reimbursement for the differential cost of continuation of his then-current health insurance benefits under COBRA (provided Mr. Kroman timely elects COBRA) for a period of six months, and (iii) immediate vesting, as of the termination date, of any RSUs and stock options that would have vested in the 12-month period following his termination. If the benefits payable to Mr. Kroman are subject to Sections 280G and 4999 of the Code, such payments will be reduced to the extent necessary to provide Mr. Kroman with the greatest after-tax benefit.

If Mr. Kroman’s employment is terminated by us without Cause or if he resigns with Good Reason on or after July 12, 2024, and outside of the 12-month period following a Change of Control (each, as defined in his employment agreement), then, subject to his execution of a release of claims, he will be entitled to the following severance: (i) continued payment of his base salary for three months and (ii) any earned, but unpaid, annual bonus for the completed fiscal year prior to termination (prorated for any partial year).

If Mr. Kroman’s employment is terminated by us without Cause or if he resigns with Good Reason within the 12-month period following a Change of Control, then, subject to his execution of a release of claims, he will be entitled to receive the same severance described above, plus (i) (a) if the termination occurs prior to March 1, 2025, he will automatically vest in any RSUs (or stock options, if applicable) that would have vested during the 12-month period following his termination, or (b) if the termination occurs on or after March 1, 2025, he will fully vest in any outstanding RSUs (or stock options, if applicable) that would have vested during the 24-month period following his termination, and (ii) any of his vested options will remain exercisable until the earlier of 90 days following his termination and the original expiration date of the applicable option.

Jeffrey Ford

If Mr. Ford’s employment is terminated by us without Cause or if he resigns with Good Reason outside of the 12-month period following a Change of Control (each, as defined in his employment agreement), then, subject to his execution of a release of claims, he will be entitled to the following severance: (i) continued payment of his base salary for three months, and (ii) any earned, but unpaid, annual bonus for the completed fiscal year prior to termination (prorated for any partial year).

If Mr. Ford’s employment is terminated by us without Cause or if he resigns with Good Reason within the 12-month period following a Change of Control, then, subject to his execution of a release of claims, he will be entitled to receive the same severance describe above, plus (i) (a) if the termination occurs prior to August 14, 2024, he will automatically vest in any RSUs (or stock options, if applicable) that would have vested during the 12-month period following his termination, or (b) if the termination occurs on or after August 14, 2024, he will fully vest in any outstanding RSUs (or stock options, if applicable), and (ii) any of his vested options will remain exercisable until the earlier of 90 days following his termination and the original expiration date of the applicable option.

Robert P. LoCascio

As a result of the Company’s nonrenewal of the LoCascio Employment Agreement, following the end of Mr. LoCascio’s term of employment on December 31, 2023, under the terms of Separation and Release of Claims Agreement entered into between the Company and Mr. LoCascio, Mr. LoCascio became entitled to the severance payments and benefits generally consistent with the terms of his employment agreement, including: (i) $917,700 of severance pay, representing 18 months of Mr. LoCascio’s base salary, $611,800 of which was paid in the first quarter of 2024, and the remaining amount will be paid in 2025, (ii) a lump sum payment of $1,376,595 representing the agreed amount of bonus-related severance to which Mr. LoCascio was entitled under the terms of his employment agreement, (iii) payment of what would have been the employer portion of the premiums for the Company’s group health insurance coverage to be put toward Mr. LoCascio’s COBRA continuation payments for 18 months (or until he is eligible for coverage through another employer), and (iv) immediate vesting of any stock options and 34,075 time-based RSUs that would have vested during the two years following December 31, 2023. As provided for under the terms of his employment agreement, Mr. LoCascio was also entitled to retain any stock options that had vested prior to his separation date and those options would remain exercisable until December 31, 2025. However, as part of the separation agreement, the Company and Mr. LoCascio agreed that all of Mr. LoCascio’s stock options, whether or not vested, would be cancelled immediately, except for 80,000 vested stock options granted in May 2017, with an exercise price of $7.60, which remain exercisable by Mr. LoCascio until December 31, 2025. Following his separation, Mr. LoCascio continues to be subject to the confidentiality and other post-employment obligations set forth in his employment agreement and related proprietary information agreement.

Director Compensation in the 2023 Fiscal Year

The following table sets forth information concerning the compensation of our non-employee directors in the 2023 Fiscal Year. Following the table is a discussion of material factors related to the information disclosed in the table.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (1)(2)(3)	Option Awards ($) (4)	Total ($)
Kevin C. Lavan	67,500	200,003	—	267,503
Jill Layfield	128,333(5)	200,003	—	328,336
Fred Mossler (6)	35,625	—	—	35,625
William G. Wesemann	65,833	200,003	—	265,836
Ernest Cu (7)	—	—	—	—
Vanessa Pegueros (8)	62,299	317,298	—	379,597
Bruce Hansen (8)	50,549	317,298	—	367,847
Yael Zheng (8)	53,077	317,298	—	370,375
James Miller (8)	43,636	317,298	—	360,934
(1) Non-employee directors are eligible to receive their annual equity award in the form of RSUs. In addition, directors may elect to receive their annual cash retainer in the form of RSUs.
(2) The amounts included in the “Stock Awards” column represent the grant date fair value of RSU awards granted to our directors in 2023 computed in accordance with ASC Topic 718 and in accordance with SEC rules. Details and assumptions used in calculating the grant date fair value of the RSU awards may be found in Note 13 of the Company’s consolidated financial statements contained in our Annual Report on Form 10-K for the 2023 Fiscal Year, as filed with the SEC. The amounts included in this column reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the directors, and there is no assurance that these grant date fair values will ever be realized by the non-employee directors. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(3) As of December 31, 2023, the number of shares underlying unvested RSUs for each director were: for Mr. Lavan, 59,881; for Ms. Layfield, 59,881; for Mr. Wesemann, 59,881; for Ms. Pegueros, 84,944; for Mr. Hansen, 84,944; for Ms. Zheng, 84,944; and for Mr. Miller, 84,944.
(4) As of December 31, 2023, the number of shares underlying unexercised stock options for each director were: Mr. Lavan, 169,917; Ms. Layfield, 141,017; Mr. Mossler, 77,137; and Mr. Wesemann, 186,017.
(5) Ms. Layfield was appointed as Lead Independent Director in July 2022, when the role of Lead Independent Director was created. Ms. Layfield was entitled to a retroactive payment in respect of the additional Lead Independent Director retainer of $20,000, payable for her service from July 2022 through June 2023 in the position of Lead Independent Director, which additional cash retainer was approved in by the Board in February 2023 and was paid to Ms. Layfield in July 2023 (the full amount of which is reflected in the table above as part of her 2023 Fiscal Year compensation). In connection with the transition of the Company’s CEO, Ms. Layfield was appointed as Chair of the Board (effective July 10, 2023). In August 2023, the Board approved an annual retainer of $100,000 for service as the independent Chair of the Board, in lieu of any additional retainer for the role of Lead Independent Director, and her payments for the remainder of 2023 were prorated accordingly.
(6) Mr. Mossler did not stand for reelection at the 2023 annual meeting and ceased to serve on the Board as of October 5, 2023.
(7) Mr. Cu resigned from the Board on February 7, 2023. In connection with his resignation, Mr. Cu voluntarily returned all cash fees that were paid to him in 2022.
(8) Ms. Pegueros, Mr. Hansen, and Ms. Zheng were appointed to the Board on December 27, 2022, and Mr. Miller was appointed to the Board on February 13, 2023. As a newly-appointed member of the Board, each director’s cash compensation was prorated to reflect his or her service commencement date, which for Ms. Pegueros, Mr. Hansen, and Ms. Zheng includes his or her service at the end of the 2022 Fiscal Year. Furthermore, as a newly-appointed member of the Board, in addition to their annual equity awards of RSUs granted in October 2023 with a grant date fair value of $200,003, each director received an initial grant of 25,063 RSUs, with a grant date fair value of $117,295, which represents a reduced initial equity award intended to generally align with each new directors’ service on the Board for approximately half of the annual board service year.

The Company’s non-employee directors are compensated in accordance with a fee schedule that is approved by the Compensation Committee, that generally operates on an annual cycle from July 1 – June 30 each year. Directors who are also our employees receive no additional compensation for their services as directors. The Compensation Committee reviews and recommends to the Board appropriate director compensation programs for service as directors, committee chair and committee members. In order to determine the Board compensation framework, the Compensation Committee typically reviews comparative market composite data provided by Compensia.

Consistent with the Company’s compensation philosophy, non-employee director compensation is positioned competitively against companies of similar size, complexity and growth trajectory, and is reviewed by the Board periodically with changes, if any, generally being implemented for the next Board compensation cycle. As part of this review schedule, the Board is currently considering whether any revisions to the non-employee director compensation policy are warranted for the July 2024 – June 2025 cycle, taking into account current market pressures, updated company peer data and other factors.
For his or her services during the 2023 Fiscal Year, each non-employee director received compensation in accordance with the following:

Annual Cash Retainer	$ 35,000
Annual Cash Retainer for Chair of the Board	$ 100,000	(1)
Annual Equity Grant	$ 200,000	(2)
(1)Ms. Layfield was appointed as Lead Independent Director in July 2022, when the role of Lead Independent Director was created. Ms. Layfield was entitled to a retroactive payment in respect of the additional Lead Independent Director retainer of $20,000, payable for her service from July 2022 through June 2023 in the position of Lead Independent Director, which additional cash retainer was approved in by the Board in February 2023 and was paid to Ms. Layfield in July 2023. In connection with the transition of the Company’s CEO, Ms. Layfield was appointed as Chair of the Board (effective July 10, 2023). In August 2023, the Board approved an annual retainer of $100,000 for service as the independent Chair of the Board, in lieu of any additional retainer for the role of Lead Independent Director, and her payments for the remainder of 2023 were prorated accordingly.
(2)Newly appointed directors to the Board receive an initial equity grant equal to the annual equity retainer of $200,000, the value of which may, in the Board’s discretion, be prorated based on the timing of the new director’s commencement of service.

Members of our Committees, other than the Chairpersons, receive the following additional compensation (which is paid quarterly in arrears and prorated for any partial quarters of service):

Audit Committee	$ 10,000
Compensation Committee	$ 7,500
Nominating and Corporate Governance Committee	$ 5,000
Operating Committee	$ 5,000

The Chairpersons of our Committees receive the following additional compensation (which is paid quarterly in arrears and prorated for any partial quarters of service):

Audit Committee	$ 20,000
Compensation Committee	$ 15,000
Nominating and Corporate Governance Committee	$ 10,000
Operating Committee	$ 10,000

In connection with the CEO transition in 2023, the Board formed a special CEO search committee chaired by Ms. Pegueros, with Messrs. Wesemann and Miller serving as committee members. Ms. Pegueros received additional compensation of approximately $6,660 for her service as chair, and each of Messrs. Wesemann and Miller received approximately $3,300 for their service as committee members. Payments were generally made quarterly in arrears.

For the 2023 Fiscal Year, directors received their annual equity award in the form of RSUs. In addition, directors were permitted to elect to receive their annual cash retainer in the form of RSUs. Equity grants to the directors generally cliff vest on the earlier of one year from grant, or the date of the next annual stockholder’s meeting, subject to the director’s continued service though the vesting date.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of our Board during the 2023 Fiscal Year were Ms. Layfield (Chair), Mr. Lavan, Mr. Mossler (until October 2023), Ms. Pegueros, Mr. Wesemann, and Ms. Zheng.

During the 2023 Fiscal Year:

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

Equity Compensation Plan Information

The following table summarizes the number of securities underlying outstanding options and RSUs granted to employees and directors, as well as the number of securities remaining available for future issuance, under LivePerson’s equity compensation awards as of December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2023(1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2023 (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,411,372	$23.52	3,103,335(3)
Equity compensation plans not approved by security holders	2,055,504	$18.32	659,783(4)
Total	8,466,876		3,763,118
(1) Consists of options to purchase shares of our common stock, as well as RSU awards, each representing the right to acquire shares of our common stock. In respect of the plans approved by security holders, including the 2000 Stock Incentive Plan, 2009 Stock Incentive Plan and 2019 Stock Incentive Plan, the number of shares reported represents 3,023,500 shares subject to stock options and 3,387,872 RSUs. For purposes of this table, the number of RSUs includes a number in respect of PRSUs granted under the 2019 Stock Incentive Plan that assumes the highest level of performance for the three-year performance period applicable to the award has been achieved. In respect of the plan not approved by security holders, including the Inducement Plan (described below), the number of shares reported represents 558,764 shares subject to stock options, and 1,496,740 RSUs.
(2) The weighted average exercise price is calculated based solely on the outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding RSU awards or performance stock units, which have no exercise price.
(3) Consists of 2,059,279 shares remaining available for issuance under the 2019 Stock Incentive Plan and 1,044,056 shares remaining available for issuance under the 2019 Employee Stock Purchase Plan.
(4) Represents shares under the 2018 Inducement Plan, which is intended to qualify as an “inducement plan” under Nasdaq rule 5635(c)(4).

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

Amendment and Termination; Forfeiture Events

Our Board may amend, suspend or terminate the Inducement Plan at any time and for any reason, provided that any amendment may not materially and adversely affect the rights of the existing participants under the Inducement Plan. No award will be made that is conditioned upon stockholder approval of any amendment to the Inducement Plan. The Inducement Plan will terminate on January 19, 2028, unless re-adopted or extended by the stockholders prior to or on such date or unless terminated earlier by the Board. The Board may specify in any award agreement that the participant’s rights, payments and benefits with respect to the award shall be subject to reduction, cancellation, forfeiture, clawback or recoupment upon the occurrence of certain specified events or as required by law, in addition to any otherwise applicable forfeiture provisions that apply to the award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Securities

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of March 31, 2024, unless otherwise indicated in the footnotes below, by:

•each person or group of affiliated persons whom we know to beneficially own more than five percent of our common stock;
•each of our named executive officers identified in the “Summary Compensation Table” included in this Amendment on page 25;
•each of our directors; and
•all of our directors and executive officers as a group.

A person is deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after March 31, 2024, including any shares of our common stock subject to an option that are exercisable or will be exercisable, or RSUs that have vested or will vest, within 60 days after March 31, 2024.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Percentage of beneficial ownership is based on 88,365,750 shares of common stock outstanding at March 31, 2024 (excluding shares held in treasury). Unless otherwise indicated, the persons named in the table directly own the shares and have sole voting and sole investment control with respect to all shares beneficially owned:

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Common Stock Outstanding
5% Stockholders
Vector Capital Management, L.P. (3)	10,899,456	12%
The Vanguard Group. (4)	8,132,745	9%
BlackRock, Inc. (5)	7,899,185	9%
Divisadero Street Capital Management, LP (6)	4,999,943	6%
Solel Partners, LP (7)	4,732,200	5%

Executive Officers and Directors
John D. Collins (8)	135,098	*
Monica L. Greenberg (9)	351,395	*
Alex Kroman (10)	139,406	*
Jeffrey Ford	—	—
Robert P. LoCascio (11)	3,347,401	5%
Kevin C. Lavan (12)	189,041	*
Jill Layfield (13)	155,971	*
James Miller	25,063	*
William G. Wesemann (14)	500,971	*
Vanessa Pegueros	30,112	*
Bruce Hansen	25,063	*
Yael Zheng (15)	28,063	*
Directors and Executive Officers as a group (12 persons) (16)	1,580,183	2%

* Less than 1%.
(1)Unless noted otherwise, the business address of each beneficial owner is c/o LivePerson, Inc., 530 7th Avenue, Floor M1, New York, New York 10018.
(2)Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investment power with respect to the shares shown as beneficially owned.
(3)Based solely on our review of the Schedule 13D filed with the SEC on March 6, 2024 by Vector Capital VI, L.P., Vector Capital Management, L.P., Vector Capital, L.L.C. and Alexander R. Slusky (collectively, “Vector Capital”) each of whose address is One Market Street, Steuart Tower, 23rd Floor, San Francisco, CA 94105. Vector Capital has reported that it has shared voting power as to all 10,899,456 shares and shared dispositive power as to all 10,899,456 shares.
(4)Based solely on our review of the Schedule 13G/A filed with the SEC on February 13, 2024 by The Vanguard Group, whose address is 100 Vanguard Blvd., Malvern, PA 19355. The Vanguard Group reported that it has shared voting power as to 127,967 shares, sole dispositive power as to 7,979,173 shares and shared dispositive power as to 153,572 shares.
(5)Based solely on our review of the Schedule 13G/A filed with the SEC on January 24, 2024 by BlackRock, Inc., whose address is 50 Hudson Yards, New York, NY 10001. BlackRock, Inc. reported that it has sole voting power as to 7,587,846 shares, and sole dispositive power as to 7,899,185 shares.
(6)Based solely on our review of the Schedule 13G filed with the SEC on March 4, 2024 by Divisadero Street Capital Management, LP, Divisadero Street Partners, L.P., Divisadero Street Partners GP, LLC and William Zolezzi, (collectively, “Divisadero Street Capital”) each of whose address is 3480 Main Highway, Suite 204, Miami, FL 33133. Divisadero Street Capital reported that it has shared voting power as to all 4,999,943 shares and shared dispositive power as to all 4,999,943 shares.
(7)Based solely on our review of the Schedule 13G filed with the SEC on February 14, 2024 by Solel Partners LP, whose address is 699 Boylston Street, 15th Floor, Boston, MA 02116. Solel Partners LP reported that it has sole voting power and sole dispositive power as to all 4,732,200 shares.
(8)Includes 93,944 shares underlying options that are currently exercisable or that will be exercisable at or within 60 days of March 31, 2024, and 8,900 RSUs vesting within 60 days of March 31, 2024.
(9)Includes 290,840 shares underlying options that are currently exercisable or that will be exercisable at or within 60 days of March 31, 2024, and 7,250 RSUs vesting within 60 days of March 31, 2024.

(10)Includes 139,406 RSUs vesting within 60 days of March 31, 2024.
(11)Of the total shares held by Mr. LoCascio, 4,148,354 shares of common stock are held indirectly by Mr. LoCascio through Ikon LP, a limited partnership of which Mr. LoCascio is the sole owner. Includes 80,000 shares underlying options that are currently exercisable or that will be exercisable at or within 60 days of March 31, 2024. In January 2012, 2,000,000 shares of common stock beneficially owned by Mr. LoCascio were pledged as collateral in connection with a line of credit extended to Mr. LoCascio by UBS, and such pledge is currently in effect with regard to those shares. Share figures are based on the Form 4 filed with the SEC on April 11, 2023 by Mr. LoCascio, the Form 144 filed with the SEC on September 5, 2023 by Mr. LoCascio and other information available to the Company.
(12)Includes 169,917 shares underlying options that are currently exercisable or that will be exercisable at or within 60 days of March 31, 2024.
(13)Includes 141,017 shares underlying options that are currently exercisable or that will be exercisable at or within 60 days of March 31, 2024.
(14)Includes 186,017 shares underlying options that are currently exercisable or that will be exercisable at or within 60 days of March 31, 2024.
(15)Of the total shares held by Ms. Zheng, 3,000 shares of common stock are held by Ms. Zheng indirectly through the Winthrop Alan White and Yael Zheng Revocable Trust, a trust of which Ms. Zheng is a co-trustee with her spouse.
(16)Does not include shares beneficially owned by Mr. LoCascio, as he was no longer employed by the Company as of March 31, 2024. Includes 881,735 shares underlying options that are currently exercisable or that will be exercisable at or within 60 days of March 31, 2024, 155,556 RSUs vesting within 60 days of March 31, 2024 and 3,000 shares of which the current directors and executive officers are indirect beneficial owners.

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

Since the beginning of the 2023 Fiscal Year, the Company has not been a participant in any transaction with a related person other than the agreements and transactions described below.

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

Other Relationships and Transactions

On May 5, 2023, Starboard Value and Opportunity Master Fund Ltd submitted notice of its intent to nominate three persons for election to the Company’s Board at the 2023 Annual Meeting. On July 24, 2023, Starboard withdrew its notice.

Director Independence

The Board has determined that the Chair of the Board, Ms. Layfield, Mr. Hansen, Mr. Lavan, Mr. Miller, Ms. Pegueros, Mr. Wesemann, and Ms. Zheng are “independent” under the Nasdaq listing requirements and the applicable rules and regulations of the SEC. As part of the Board’s process in making such determination, each such director provided confirmation that (a) the objective criteria for independence pursuant to the Nasdaq rules are satisfied and (b) each such director has no other relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Mr. Sabino, our CEO and a member of the Board, is an employee and therefore not “independent” under these requirements, rules and regulations.

Item 14. Principal Accountant Fees and Services

Fees Billed to the Company for Services Rendered during the Fiscal Years Ended December 31, 2023 and 2022

BDO USA, P.C. served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022.

	2023	2022

Audit Fees (1)	2,055,855	$1,845,960
Audit-Related Fees (2)	—	$125,000
Tax Fees (3)	—	—
All Other Fees	—	—
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

(2) “Audit-Related Fees” consist primarily of fees for professional services rendered in connection with the acquisition accounting due diligence.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K/A:

3.Exhibits. Incorporated by reference to the Exhibit Index immediately following the signature pages to this Form 10-K/A.

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

4.3†	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.4
Indenture, dated as of December 4, 2020, by and between LivePerson, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to LivePerson’s Current Report on Form 8-K/A filed on December 10, 2020 (File No. 000-30141))

4.5	Form of 0% Convertible Senior Notes due 2026 (included within the Indenture filed as Exhibit 4.4 hereto)

4.6
Tax Benefits Preservation Plan, dated as of January 22, 2024, by and between the Company and Equiniti Trust Company, LLC as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 to LivePerson’s Current Form 8-K filed on January 22, 2024)

4.7
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

10.7*

Amendment to LivePerson, Inc. 2018 Inducement Plan, as amended (incorporated by reference to Exhibit 99.2 to LivePerson’s Registration Statement on Form S-8 filed on March 8, 2024 (File No. 333-277807))

10.8*
Amended Employment Agreement between LivePerson and Robert LoCascio, dated as of December 27, 2017 (incorporated by reference to Exhibit 10.15 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.9
Form of Capped Call Transaction Confirmation relating to the 0.750% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 10.1 to LivePerson’s Form 8-K filed on March 5, 2019 (File No. 000-30141))

10.10
Form of Additional Capped Call Transaction Confirmation relating to the 0.750% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 10.1 to LivePerson’s Form 8-K filed on March 14, 2019 (File No. 000-30141))

10.11
Nonstatutory Stock Option Agreement, by and between LivePerson, Inc. and Robert P. LoCascio, dated as of February 21, 2019 (incorporated by reference to Exhibit 10.3 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 7, 2019 (File No. 000-30141))

10.12*
2009 Stock Incentive Plan Restricted Stock Unit Award Agreement, by and between LivePerson, Inc. and Robert P. LoCascio, dated as of February 21, 2019 (incorporated by reference to Exhibit 10.4 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 7,2019 (File No. 000-30141))

10.13*
Amended and Restated LivePerson, Inc. 2019 Stock Incentive Plan, effective as of October 5, 2023 (incorporated by reference to Exhibit 99.1 to LivePerson’s Registration Statement on Form S-8 filed on November 17, 2023 (File No. 333-275611))

10.14*
Amended and Restated LivePerson, Inc. 2019 Employee Stock Purchase Plan, effective as of October 5, 2023 (incorporated by reference to Exhibit 99.2 to LivePerson’s Registration Statement on Form S-8 filed on November 17, 2023 (File No. 333-275611)

10.15
Form of Base Capped Call Transaction Confirmation relating to the 0% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K/A filed on December 10, 2020 (File No. 000-30141))

10.16
Form of Additional Capped Call Transaction Confirmation relating to the 0% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.2 to LivePerson’s Current Report on Form 8-K/A filed on December 10, 2020 (File No. 000-30141))

10.17
Agreement, dated as of July 20, 2022, by and among LivePerson, Inc. and the Starboard parties set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on July 21, 2022 (File No. 000-30141))

10.18*
Amended and Restated Offer Letter between LivePerson and John D. Collins, dated as of August 9, 2022 (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 8, 2022 (File No. 000-30141))

10.19*
Form of Restricted Stock Unit Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 16, 2023 (File No. 000-30141))

10.20*
Form of Option Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 16, 2023 (File No. 000-30141))

10.21*
Letter Agreement, by and between LivePerson and Robert P. LoCascio, dated as of July 10, 2023 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on July 12, 2023 (File No. 000-30141))

10.22*
Letter Agreement, by and between LivePerson and Robert P. LoCascio, dated as of August 7, 2023 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on August 8, 2023 (File No. 000-30141))

10.23*
Offer Letter, by and between LivePerson and Jeffrey Ford, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.5 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023 (File No. 000-30141))

10.24*
Letter Agreement, by and between LivePerson and Monica Greenberg, dated as of August 9, 2023 (incorporated by reference to Exhibit 10.4 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023 (File No. 000-30141))

10.25*
Letter Agreement, by and between LivePerson and John Collins, dated as of August 9, 2023 (incorporated by reference to Exhibit 10.3 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023 (File No. 000-30141))

10.26*†	Employment Agreement, by and between LivePerson and John Sabino, dated as of December 27, 2023.

10.27*†	Offer Letter, by and between LivePerson and Alex Kroman, dated as of February 1, 2023.

10.28*†	Letter Agreement, by and between LivePerson and Alex Kroman, dated as of August 9, 2023.

10.29*†	Separation and Release of Claims Agreement, by and between LivePerson and Robert P. LoCascio, dated as of January 31, 2024.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to LivePerson’s Annual Report on Form 10-K filed on March 4, 2024 (file No. 001-41926))

23.1

Consent of BDO USA, P.C., an Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to LivePerson’s Annual Report on Form 10-K filed on March 4, 2024 (file No. 001-41926))

24.1	Power of Attorney, pursuant to which amendments to this report may be filed (included on the signature page contained in Part IV on the Original Form 10-K)

31.1
Certification by principal executive officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to LivePerson’s Annual Report on Form 10-K filed on March 4, 2024 (file No. 001-41926))

31.2
Certification by principal financial officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to LivePerson’s Annual Report on Form 10-K filed on March 4, 2024 (file No. 001-41926))

31.3 †	Certification by principal executive officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4 †	Certification by principal financial officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to LivePerson’s Annual Report on Form 10-K filed on March 4, 2024 (file No. 001-41926))

32.2**
Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to LivePerson’s Annual Report on Form 10-K filed on March 4, 2024 (file No. 001-41926))

97.1	LivePerson, Inc. Amended & Restated Omnibus Clawback Policy (incorporated by reference to Exhibit 97.1 to LivePerson’s Annual Report on Form 10-K filed on March 4, 2024 (file No. 001-41926))

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL)

† Filed herewith.

*    Management contract or compensatory plan or arrangement
**    The certifications furnished as Exhibit 32.1 and Exhibit 32.2 accompany the Original Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2024.

LIVEPERSON, INC.

By:	/s/ John Sabino
Name:	John Sabino

Title:	Chief Executive Officer
(Principal Executive Officer)