Form 10-Q
period 2024-03-31
LIVEPERSON INC
filed 2024-05-10
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On May 6, 2024, 88,614,097 shares of the registrant’s common stock were outstanding.

LIVEPERSON, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q about LivePerson, Inc. (“LivePerson”, the “Company,” “we,” “our” or “us”) that are not historical facts are forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about LivePerson and our industry. Our expectations, assumptions, estimates and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, assumptions, estimates and projections will be realized. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition (including based on examinations of historical operating trends) and management strategies. Many of these statements are found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects” and variations of such words or similar expressions are intended to identify forward-looking statements. However, not all forward-looking statements contain these words. Forward-looking statements are subject to risks and uncertainties that could cause actual future events or results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2024 (as amended on April 29, 2024) in the section entitled Part I, Item 1A. “Risk Factors” and in this Quarterly Report on Form 10-Q in the section entitled Part II, Item 1A, “Risk Factors.” It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We do not undertake any obligation to revise forward-looking statements to reflect future events or circumstances. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
LIVEPERSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2024	December 31, 2023

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$127,057	$210,782
Restricted cash	1,960	2,143
Accounts receivable, net of allowance for credit losses of $9,235 and $9,290 as of March 31, 2024 and December 31, 2023, respectively	71,365	81,802
Prepaid expenses and other current assets (Note 1)	20,954	26,981
Total current assets	221,336	321,708
Operating lease right-of-use assets (Note 9)	3,431	4,135
Property and equipment, net (Note 6)	117,893	119,325
Contract acquisition costs, net	39,326	37,354
Intangible assets, net (Note 5)	56,009	61,625
Goodwill (Note 5)	280,956	285,631
Deferred tax assets	4,473	4,527
Other assets	1,264	1,208
Total assets	$724,688	$835,513
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,528	$13,555
Accrued expenses and other current liabilities (Note 7)	75,506	97,024
Deferred revenue (Note 2)	92,414	81,858
Convertible senior notes (Note 8)	—	72,393
Operating lease liabilities (Note 9)	2,632	2,719
Total current liabilities	185,080	267,549
Convertible senior notes, net of current portion (Note 8)	512,076	511,565
Operating lease liabilities, net of current portion (Note 9)	1,466	2,173
Deferred tax liabilities	3,002	2,930
Other liabilities	3,881	3,158
Total liabilities	705,505	787,375
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value - 200,000,000 shares authorized, 91,131,823 and 90,603,519 shares issued, 88,365,750 and 87,837,446 shares outstanding as of March 31, 2024 and December 31, 2023, respectively.	92	91
Treasury stock - 2,766,073 shares at March 31, 2024 and December 31, 2023	(3)	(3)
Additional paid-in capital	921,895	913,522
Accumulated deficit	(892,619)	(856,988)
Accumulated other comprehensive loss	(10,182)	(8,484)
Total stockholders’ equity	19,183	48,138
Total liabilities and stockholders’ equity	$724,688	$835,513

    See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023

	(In thousands, except share and per share amounts)
Revenue	$85,149	$107,661
Costs, expenses and other:
Cost of revenue	29,463	43,096
Sales and marketing	30,130	34,470
General and administrative	21,752	31,447
Product development	30,120	36,519
Impairment of goodwill	3,627	—
Impairment of intangibles and other assets	2,221	—
Restructuring costs	3,309	11,515
Gain on divestiture	—	(17,591)
Amortization of purchased intangible assets	891	874
Total costs, expenses and other	121,513	140,330
Loss from operations	(36,364)	(32,669)
Other income (expense), net:
Interest income, net	1,332	1,801
Other (expense) income, net	(237)	14,662
Total other income, net	1,095	16,463
Loss before provision for income taxes	(35,269)	(16,206)
Provision for income taxes	362	1,214
Net loss	$(35,631)	$(17,420)

Net loss per share of common stock:
Basic	$(0.40)	$(0.23)
Diluted	$(0.40)	$(0.23)
Weighted-average shares used to compute net loss per share:
Basic	88,081,654	75,774,812
Diluted	88,081,654	75,774,812
See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Net loss	$(35,631)	$(17,420)
Foreign currency translation adjustment	(1,698)	866
Total comprehensive loss	$(37,329)	$(16,554)
    See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount

	(In thousands, except share data)
Balance at December 31, 2023	90,603,519	$91	(2,766,073)	$(3)	$913,522	$(856,988)	$(8,484)	$48,138
Common stock issued upon vesting of restricted stock units	432,701	1	—	—	1	—	—	2
Stock-based compensation	—	—	—	—	8,251	—	—	8,251
Common stock issued under Employee Stock Purchase Plan (ESPP)	95,603	—	—	—	121	—	—	121
Net loss	—	—	—	—	—	(35,631)	—	(35,631)
Other comprehensive loss	—	—	—	—	—	—	(1,698)	(1,698)
Balance at March 31, 2024	91,131,823	$92	(2,766,073)	$(3)	$921,895	$(892,619)	$(10,182)	$19,183

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount

	(In thousands, except share data)
Balance at December 31, 2022	78,350,984	$78	(2,766,073)	$(3)	$771,052	$(692,362)	$(10,677)	$68,088
Common stock issued upon exercise of stock options	18,687	—	—	—	130	—	—	130
Common stock issued upon vesting of restricted stock units	413,252	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	9,560	—	—	9,560
Common stock issued under ESPP	87,794	—	—	—	724	—	—	724
Issuance of common stock in connection with acquisitions	—	—	—	—	380	—	—	380
Activity related to divestiture	—	—	—	—	66,775	(64,100)	57	2,732
Net loss	—	—	—	—	—	(17,420)	—	(17,420)
Other comprehensive income	—	—	—	—	—	—	809	809
Balance at March 31, 2023	78,870,717	$79	(2,766,073)	$(3)	$848,621	$(773,882)	$(9,811)	$65,004

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023

	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(35,631)	$(17,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,558	11,332
Depreciation	8,225	7,362
Reduction of operating lease right-of-use assets	653	658
Amortization of purchased intangible assets and finance leases	4,217	5,435
Amortization of debt issuance costs	610	920
Impairment of goodwill	3,627	—
Impairment of intangible and other assets	2,221	—
Change in fair value of contingent consideration	—	(1,709)
Gain on repurchase of convertible notes	—	(6,100)
Allowance for credit losses	4,722	1,079
Gain on divestiture	—	(17,591)
Deferred income taxes	75	589
Equity loss in joint venture	—	618
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,422	(34,731)
Prepaid expenses and other current assets	5,854	(6,262)
Contract acquisition costs	(2,370)	530
Other assets	(75)	79
Accounts payable	1,966	(9,910)
Accrued expenses and other current liabilities	(16,976)	41,266
Deferred revenue	10,852	24,750
Operating lease liabilities	(738)	(944)
Other liabilities	887	(5,869)
Net cash provided by (used in) operating activities	1,099	(5,918)
INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(11,501)	(9,625)
Purchases of intangible assets	(1,209)	(1,355)
Proceeds from divestiture	—	13,819
Net cash (used in) provided by investing activities	(12,710)	2,839
FINANCING ACTIVITIES:
Principal payments for financing leases	(327)	(958)
Proceeds from issuance of common stock in connection with the exercise of options and ESPP	122	854
Payments on repurchase of convertible senior notes	(72,492)	(149,702)
Net cash used in financing activities	(72,697)	(149,806)
Effect of foreign exchange rate changes on cash and cash equivalents	400	2,849
Net decrease in cash, cash equivalents, and restricted cash	(83,908)	(150,036)
Cash, cash equivalents, and restricted cash - beginning of year	212,925	392,197

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Plus: cash classified within current assets held for sale - beginning of year	—	10,011
Cash, cash equivalents, and restricted cash - end of period	$129,017	$252,172

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$127,057	$239,975
Restricted cash	1,960	12,197
Total cash, cash equivalents, and restricted cash - end of period	$129,017	$252,172

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net	$451	$187
Cash paid for interest	292	888
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment and intangible assets recorded in accounts payable	$50	$790

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business and Basis of Presentation

LivePerson, Inc. (“LivePerson”, the “Company”, “we”, “our” or “us”) is the enterprise leader in digital customer conversation. Over the past two decades, consumers have made digital conversations a primary way to communicate with others. Since 1998, we have enabled meaningful connections between consumers and our customers through our platform and currently power more than one billion connections and conversations each month. These digital and artificial intelligence (“AI”)-powered conversations decrease costs and increase revenue for our brands, resulting in more convenient, personalized and content-rich journeys across the entire consumer lifecycle, and across consumer channels. AI has accelerated our capability to leverage prior conversations and our customers’ existing investments in Generative AI and Large Language Models (“LLMs”) to enhance the consumer experience and to improve results for our customers by empowering them to leverage the latest developments in AI and LLMs, in a safe and secure environment.

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

Basis of Presentation

The accompanying condensed consolidated financial statements, and the financial data and other information disclosed in the notes to the condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited consolidated financial statements at that date.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2024.

Principles of Consolidation

The unaudited condensed consolidated financial statements reflect the operations of LivePerson and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates are based on information available as of the date of the condensed consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions.

Items subject to such estimates and assumptions include, but are not limited to:
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

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three months ended March 31, 2024.

Prepaid expenses and other current assets

The following table presents the detail of prepaid expenses and other current assets as of the dates presented:

	March 31, 2024	December 31, 2023

	(In thousands)
Prepaid software maintenance	$6,065	$8,592
VAT receivable	4,168	4,399
Prepaid server maintenance	2,824	2,634
Prepaid - other	2,743	2,599
Other assets	5,154	8,757
Total prepaid expenses and other current assets	$20,954	$26,981

Recently Adopted Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions to clarify that a contractual restriction on the sale of an equity security is not considered part of a unit of account of the equity security, and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also require the following disclosures for equity securities subject to the contractual sale restrictions: 1.) The fair value of equity securities subject to the contractual sale restrictions reflected on the balance sheet. 2.) The nature and remaining duration of the restriction(s). 3.) The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

circumstances that could cause a lapse in the restriction(s). This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those financial years. The Company adopted this guidance on January 1, 2024, which did not have a material effect on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

On March 21, 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of FASB Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation.” Specifically, the amendments in ASU 2024-01 add an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or non-employees in exchange for goods or services. The amendments in this update are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. ASU 2024-01 should be applied either retrospectively or prospectively. The Company does not expect this this standard to have a material impact on its condensed consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for annual periods beginning after December 15, 2023. The Company is currently evaluating the potential impact of adopting this new guidance on its condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company does not expect this standard to have a material impact on its condensed consolidated financial statements and related disclosures.

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

Note 2. Revenue Recognition

The majority of the Company’s revenue is generated from hosted service revenues, which is inclusive of its platform pricing model, and related professional services. Revenues are recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. No single customer accounted for 10% or more of total revenue for the three months ended March 31, 2024 and 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Revenue:
Hosted services (1)	$71,495	$87,338
Professional services	13,654	20,323
Total revenue	$85,149	$107,661
(1)On March 20, 2023, the Company completed the sale of Kasamba and therefore ceased recognizing revenue related to Kasamba effective on the transaction close date. Further, this sale eliminated the entire Consumer segment, as a result of which revenue is presented within a single condensed consolidated segment. Hosted services includes $7.2 million of revenue for the three months ended March 31 2023, relating to Kasamba.

Remaining Performance Obligation

As of March 31, 2024, the aggregate amount of the total transaction price allocated in contracts with original duration of one year or greater to the remaining performance obligations was $296.7 million. Approximately 91% of the Company’s remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of less than one year. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606, “Revenue from Contracts with Customers.”

Revenue by Geographic Location

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
United States	$60,507	$68,509
Other Americas (1)	1,518	3,805
Total Americas	62,025	72,314
EMEA (2) (3)	14,221	16,182
APAC (4)	8,903	19,165
Total revenue	$85,149	$107,661
——————————————
(1)Canada, Latin America and South America
(2)Europe, the Middle East and Africa (“EMEA”)
(3)Includes revenue from the United Kingdom of $10.7 million and $15.3 million for the three months ended March 31, 2024 and 2023, respectively.
(4)Asia-Pacific (“APAC”)

Information about Contract Balances

The deferred revenue balance consists of services, which have been invoiced upfront, and are recognized as revenue only when the revenue recognition criteria are met.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In some arrangements, the Company allows customers to pay for access to the Conversational Cloud over the term of the software license. The Company refers to these as subscription transactions. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables, anticipated to be invoiced in the next twelve months, are included in accounts receivable, net of allowance for credit losses on the condensed consolidated balance sheets.

The Company recognized revenue of $42.5 million and $44.1 million for the three months ended March 31, 2024 and 2023, respectively, which was included in the corresponding deferred revenue balance at the beginning of the year.

The deferred revenue balance consists of services, which have been invoiced upfront, and are recognized as revenue only when the revenue recognition criteria are met. Our long-term deferred revenues are included in Other liabilities on the condensed consolidated balance sheets. The opening and closing balances of the Company’s accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable	Contract Acquisition Costs, Net (Non-current)	Deferred Revenue (Current)	Deferred Revenue (Non-current)

	(In thousands)
Balance as of December 31, 2022	$53,468	$33,069	$43,804	$84,494	$174
Increase (decrease), net	6,914	(11,649)	(6,450)	(2,636)	9
Balance as of December 31, 2023	$60,382	$21,420	$37,354	$81,858	$183
Increase (decrease), net	(6,177)	(4,260)	1,972	10,556	(60)
Balance as of March 31, 2024	$54,205	$17,160	$39,326	$92,414	$123

Amortization expense in connection with contract acquisition cost was approximately $4.9 million and $8.3 million for the three months ended March 31, 2024 and 2023, respectively.

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable, based on both specific and general reserves. The Company maintains general reserves on a collective basis by considering factors such as historical experience, creditworthiness, the age of the trade receivable balances, and current economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The activity in the allowance for credit losses is as follows:

	March 31, 2024	December 31, 2023

	(In thousands)
Balance, beginning of year	$9,290	9,239
Additions charged to costs and expenses	4,722	3,319
Deductions/write-offs	(4,777)	(3,268)
Balance, end of period	$9,235	$9,290

Note 3. Net Loss Per Share

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basic earnings per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Potentially dilutive securities consist of common stock options, restricted stock units, contingently issuable shares and convertible securities. The dilutive effect of stock options, restricted stock units and contingently issuable shares is reflected in diluted EPS by application of the treasury stock method. The dilutive effect of convertible securities is reflected in the diluted EPS by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted EPS, the Company would assume conversion of the 0.750% Convertible Senior Notes due 2024 (“2024 Notes”) at a ratio of 25.9182 shares of its common stock per $1,000 principal amount of the 2024 Notes. Assumed converted shares of the Company’s common stock are weighted for the period the 2024 Notes were outstanding. In applying the “if-converted” method for diluted EPS, the Company would assume conversion of its 0% Convertible Senior Notes due 2026 at a ratio of 13.2933 shares of its common stock per $1,000 principal amount of such notes. See Note 8 – Convertible Senior Notes, Net of Current Portion and Capped Call Transactions for additional information about the 2024 Notes and 2026 Notes.
The following table presents shares used in calculating basic and diluted EPS for the three months ended March 31, 2024 and 2023, as follows:

	Three Months Ended March 31,
	2024	2023

	(In thousands, except per share amounts)
Net loss	$(35,631)	$(17,420)
Weighted average number of shares outstanding, basic and diluted	88,081,654	75,774,812
Net loss per share, basic and diluted	$(0.40)	$(0.23)

Further, the following securities were excluded from the computation of diluted EPS, as their effect would have been anti-dilutive:

	As of March 31,
	2024	2023
Shares subject to outstanding common stock options and employee stock purchase plan	3,251,520	4,078,938
Restricted stock units	8,052,908	4,331,255
Earn-outs	—	23,818,594
Conversion option of the 2024 Notes	—	1,878,862
Conversion option of the 2026 Notes	6,879,283	6,879,283
Total	18,183,711	40,986,932
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

The Company was previously organized into two operating segments for purposes of making operating decisions and assessing performance: the Business segment and the Consumer segment. During the first quarter of 2023, the Consumer segment (consisting solely of the Kasamba business) was divested. As a result, the divestiture of Kasamba eliminated the Company’s Consumer segment. See Note 19 – Divestiture for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Geographic Information

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s long-lived assets by geographic region as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023

	(In thousands)
United States	$430,731	$438,420
Germany	41,778	45,424
Australia	11,865	11,660
Netherlands	5,843	5,863
Other (1)	13,135	12,438
Total long-lived assets	$503,352	$513,805
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
The changes in the carrying amount of goodwill as of March 31, 2024 and December 31, 2023 are as follows:

Consolidated

(In thousands)
Balance as of December 31, 2022	$296,214
Adjustments to goodwill:
Goodwill impairment (1)	(11,895)
Foreign exchange adjustment	1,312
Balance as of December 31, 2023	$285,631
Adjustments to goodwill:
Goodwill impairment (1)	(3,627)
Foreign exchange adjustment	(1,048)
Balance as of March 31, 2024	$280,956

(1) These amounts represent the entire accumulated goodwill impairment balance as of March 31, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As a result of the Company’s intention to sell or dispose of its WildHealth reporting unit, the Company recorded a non-cash impairment charge of $3.6 million in the condensed consolidated statements of operations during the three months ended March 31, 2024, to recognize a full impairment of goodwill associated with its WildHealth reporting unit. There were no impairments in the Company’s Business reporting unit during the three months ended March 31, 2024. There were no impairments of goodwill during the three months ended March 31, 2023.

Intangible Assets, Net

Intangible assets are summarized as follows:

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

	(In thousands)			(In years)
Amortizing intangible assets:
Technology	$94,562	$(65,107)	$29,455	5.0
Customer relationships	32,060	(20,057)	12,003	10.0
Patents	15,895	(2,066)	13,829	12.9
Trademarks	1,404	(761)	643	5.0
Trade names	1,044	(1,044)	—	2.8
Other	914	(835)	79	4.1
Total	$145,879	$(89,870)	$56,009

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

	(In thousands)			(In years)
Amortizing intangible assets:
Technology	$94,549	$(60,465)	$34,084	5.0
Customer relationships	32,025	(19,542)	12,483	10.0
Patents	15,350	(1,916)	13,434	12.9
Trademarks	1,400	(707)	693	5.0
Trade names	1,044	(672)	372	2.8
Other	914	(355)	559	4.1
Total	$145,282	$(83,657)	$61,625

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets and finance leases, net was $4.2 million and $5.4 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense included in cost of revenue in our condensed consolidated statements of operations was $3.3 million and $4.6 million for the three months ended March 31, 2024 and 2023, respectively.

As a result of our impairment test in the first quarter of 2024, the Company recognized an immaterial non-cash impairment charge of $2.2 million included in impairment of intangibles and other assets in the condensed consolidated statements of operations, related to intangible assets associated with its WildHealth reporting unit, due to a plan to sell or dispose of the WildHealth reporting unit, as discussed above. There were no impairments of intangible assets during the three months ended March 31, 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2024, estimated annual amortization expense for the next five years and thereafter is as follows:

Estimated Amortization Expense
(In thousands)
Remainder of 2024	$11,567
2025	14,996
2026	12,160
2027	1,004
2028	821
Thereafter	15,461
Total	$56,009

Note 6. Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation, and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. The Company reviews the estimated useful lives of its property and equipment on an ongoing basis. The following table presents the detail of property and equipment, net for the periods presented:

	March 31, 2024	December 31, 2023	Useful life

	(In thousands)		(In years)
Internal-use software development costs	$186,746	$181,079	5
Computer equipment and software	126,728	123,580	3 to 5
Furniture, equipment and building improvements	329	327	The lesser of 5 or estimated useful life
Finance lease right-of-use assets	128	3,060	2
Property and equipment, at cost	313,931	308,046
Less: accumulated depreciation	(196,038)	(188,721)
Property and equipment, net	$117,893	$119,325
Depreciation and amortization expense of property and equipment was $8.2 million and $7.4 million during the three months ended March 31, 2024 and 2023, respectively.

Expenditures for routine maintenance and repairs are charged to operating expense as incurred. Major renewals and improvements are capitalized and depreciated over their estimated useful lives.

There were no impairments of property and equipment during the three months ended March 31, 2024 and 2023.

Total depreciation included in our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2024	March 31, 2023

	(In thousands)
Cost of revenue	$1,682	$2,247
Sales and marketing	900	726
General and administrative	158	161
Product development	5,485	4,228
Total	$8,225	$7,362
Note 7. Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented:

	March 31, 2024	December 31, 2023

	(In thousands)
Professional services and consulting and other vendor fees	$56,593	$67,585
Payroll and other employee-related costs	13,214	20,767
Finance lease liability	104	3,037
Restructuring	1,808	2,076
Sales commissions	1,645	734
Non-income tax	556	556
Other	1,586	2,269
Total	$75,506	$97,024

Note 8. Convertible Senior Notes, Net of Current Portion and Capped Call Transactions

Convertible Senior Notes due 2024 and Capped Calls

In March 2019, the Company issued $230.0 million aggregate principal amount of its 0.750% Convertible Senior Notes due 2024 (the “2024 Notes”) in a private placement. Interest on the 2024 Notes was payable semi-annually in arrears on March 1 and September 1 of each year. The 2024 Notes matured on March 1, 2024, on which date the Company repaid in full the outstanding $72.5 million in aggregate principal amount of the 2024 Notes.

On March 21, 2023, the Company entered into individual privately negotiated transactions (the “Note Repurchase Agreements”) with certain holders of its 2024 Notes, pursuant to which the Company agreed to pay an aggregate of approximately $149.7 million in cash for the repurchase of approximately $157.5 million in aggregate principal amount of the 2024 Notes (the “Note Repurchases”). During the first quarter of 2023, the Company recognized a $6.1 million gain, net of transaction costs of $0.5 million on debt extinguishment, which represented the difference between the carrying value and the fair value of the 2024 Notes just prior to the Note Repurchases, which was recorded in Other (expense) income, net in the condensed consolidated statements of operations. The gain on debt extinguishment was subsequently adjusted by an immaterial amount of $1.1 million with a total gain of $7.2 million reported as of December 31, 2023.

Upon completion of the Note Repurchases, the aggregate principal amount of the 2024 Notes was reduced by $157.5 million to $72.5 million and the carrying amount of the 2024 Notes reduced by $228.3 million to $72.0 million. A corresponding portion of the 2024 capped calls were terminated in connection following the Note Repurchases as required by their terms for minimal consideration.

As of March 31, 2024, there was no outstanding principal amount of the 2024 Notes.

Convertible Senior Notes due 2026 and Capped Calls

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Each $1,000 in principal amount of the 2026 Notes is initially convertible into 13.2933 shares of the Company’s common stock par value $0.001, which is equivalent to an initial conversion price of approximately $75.23 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2026 Notes in connection with such a corporate event. The 2026 Notes are not redeemable prior to the maturity date of the 2026 Notes and no sinking fund is provided for the 2026 Notes. If the Company undergoes a fundamental change (as defined in the indenture governing the 2026 Notes), which includes the failure of our common stock to be listed or quoted on any of the Nasdaq Global Select Market, The Nasdaq Global Market or the New York Stock Exchange, holders may require the Company to repurchase for cash all or any portion of their 2026 Notes in principal amounts of $1,000 or a multiple thereof at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.

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

During the three months ended March 31, 2024, the conditions allowing holders of the 2026 Notes to convert were not met.

The 2026 Notes are senior unsecured obligations of the Company.

As a result of the adoption of ASU 2020-06, the 2026 Notes are accounted for as a single liability, and the carrying amount of the 2026 Notes is $512.1 million as of March 31, 2024, consisting of principal of $517.5 million, net of unamortized issuance costs of $5.4 million. The 2026 Notes were classified as long term liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2024. The remaining term over which the 2026 Notes’ debt issuance costs will be amortized is 2.7 years at an effective interest rate of 0.40% for the three months ended March 31, 2024.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Unamortized debt issuance costs incurred in connection with securing the Company’s financing arrangements are presented in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. All deferred financing costs are amortized to interest expense. The net carrying amount of the liability component of the Notes as of March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023

	(In thousands)
Principal	$517,500	$589,992
Unamortized issuance costs	(5,424)	(6,034)
Total net carrying value	$512,076	$583,958
Less: short-term debt, net	—	72,393
Long-term debt, net	$512,076	$511,565

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Contractual interest expense	$91	$441
Amortization of debt issuance costs	610	920
Total interest expense	$701	$1,361

Interest expense of $0.7 million and $1.4 million is reflected as a component of interest expense, net in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively.

Note 9. Leases

The Company has non-cancelable operating and finance leases for its corporate offices and other service agreements. Its leases have remaining lease terms of less than one to five years, some of which include options to extend. The Company uses the non-cancelable lease term when recognizing the right-of-use (“ROU”) assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised.

The Company continues to actively assess its global lease portfolio. However, any additional de-recognition of ROU assets and incurrence of various one-time expenses in connection with early termination of additional leases are not expected to be material to its financial condition or results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental cash flow information related to leases for the periods ended March 31, 2024 and 2023 is as follows:

	Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$842	$974
Operating cash flows for finance leases	18	24
Financing cash flows for finance leases	327	958

The components of lease costs for the periods ended March 31, 2024 and 2023 are as follows:

	Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Finance lease cost
Amortization of right of use assets	$334	$911
Interest	18	24
Operating lease cost	2,902	2,740
Total lease cost	$3,254	$3,675

	March 31, 2024	March 31, 2023
Weighted Average Remaining Lease Term:
Operating leases	2.0 years	1.7 years
Finance leases	1.6 years	1.0 year

Weighted Average Discount Rate:
Operating leases	7%	7%
Finance leases	7%	4%

Supplemental balance sheet information related to leases is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Financial Statement Classification	March 31, 2024	December 31, 2023

		(In thousands)
Assets
Operating right-of-use assets	Operating lease right-of-use assets	$3,431	$4,135
Finance right-of-use assets	Property and equipment, net	128	3,060

Liabilities
Current liabilities:
Operating lease liabilities	Operating lease liabilities	$2,632	$2,719
Finance lease liabilities	Accrued expenses and other current liabilities	104	3,037
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities, net of current portion	1,466	2,173
Finance lease liabilities	Other liabilities	55	85

Future minimum lease payments under non-cancellable operating and finance leases (with an initial or remaining lease term in excess of one year) are as follows:

	March 31, 2024
	Operating Leases	Finance Leases

	(In thousands)
2024 (remaining nine months for March 31, 2024)	$2,186	$83
2025	1,689	83
2026	316	—
2027	172	—
2028	86	—
Thereafter	—	—
Total minimum lease payments	4,449	166
Less: present value adjustment	(351)	(7)
Present value of lease liabilities	$4,098	$159

Note 10. Fair Value Measurements

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

Financial Assets and Liabilities

The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2024 and December 31, 2023, are summarized as follows:

	March 31, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets
Cash equivalents:
Money market funds	$84,990	$—	$—	$84,990
Total assets	$84,990	$—	$—	$84,990

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets
Cash equivalents:
Money market funds	$174,701	$—	$—	$174,701
Total assets	$174,701	$—	$—	$174,701

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

The Company’s money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as Level 1 within the fair value hierarchy. The Company’s contingent earn-out liability was measured at fair value on a recurring basis and was classified as Level 3 within the fair value hierarchy. For 2023, the fair value was based on the negotiated contracts with the selling shareholders. Significant changes in unobservable inputs could result in significantly lower or higher fair value measurements.

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute Level 3.

The estimated fair value of outstanding balances of our 2024 Notes and 2026 Notes are as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Level of Hierarchy	Fair Value	Principal Balance	Unamortized Issuance Costs	Net Carrying Value

		(In thousands)
March 31, 2024
2026 Notes	2	$367,497	$517,500	$(5,424)	$512,076
December 31, 2023
2024 and 2026 Notes	2	$435,883	$589,992	$(6,034)	$583,958

Management determines the fair value by using Level 2 inputs based on antithetic variable technique done by an independent valuation specialist. Refer to Note 8 – Convertible Senior Notes, Net of Current Portion and Capped Call Transactions for additional information.
The Company did not have Level 3 liabilities during the three months ended March 31, 2024. The changes in fair value of the Level 3 liabilities during the annual period ended December 31, 2023 are as follows:

December 31, 2023

Balance, beginning of year	$72,221
Additions in the period	—
Change in fair value of contingent consideration	4,629
Change in fair value of liability awards	(27,857)
Payments	(48,993)
Balance, end of year	$—
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
The earn-outs determined to be compensatory were remeasured each reporting period based on whether the performance targets were probable of being achieved and recognized over the related service periods. During the year ended December 31, 2023, the Company settled the VoiceBase, Tenfold and e-Bot7 and WildHealth, Inc. earn-outs for approximately $19.9 million, $9.3 million, $7.7 million, and $12.0 million, respectively.

Changes to the fair value of the earnouts were recognized as a component of stock-based compensation expense and other income (expense), net in the accompanying condensed consolidated statements of operations. Payments in cash were recognized as a component of compensation expense and payments in stock were recognized as a component of equity in the accompanying condensed consolidated statements of operations. There were no outstanding earnout liabilities as of March 31, 2024 based on settlements that were completed as of December 31, 2023.
Note 11. Commitments and Contingencies

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company’s 401(k) policy is a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. Furthermore, the match is immediately vested. Salaries and related expenses include $1.1 million and $1.4 million of employer matching contributions for the three months ended March 31, 2024 and 2023, respectively.

Letters of Credit

As of March 31, 2024, the Company had letters of credit totaling $0.5 million outstanding as a security deposit for the due performance by the Company of the terms and conditions of a supply contract.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contractual obligations

The Company’s purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. These purchase obligation agreements are primarily related to contracts with vendors in connection with Information Technology (“IT”) infrastructure and cloud computing-related services with remaining terms of two years or less. Our contractual obligations as of March 31, 2024, did not materially change from the amounts disclosed in our 2023 Annual Report on Form 10-K.

Indemnifications

The Company enters into service and license agreements in its ordinary course of business. Pursuant to some of these agreements, the Company agrees to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using the Company’s products.

The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid subject to customary deductibles. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2024 and December 31, 2023.

Non-Income Related Taxes

The Company is subject to sales tax liabilities, plus applicable interest, for states in which it has an economic nexus. The accrual balance for sales tax liabilities included within the condensed consolidated balance sheets was $0.6 million as of March 31, 2024 and December 31, 2023.

Note 12. Stockholders’ Equity

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

Stock Option Plans

The Company’s 2019 Stock Incentive Plan became effective on April 11, 2019. The 2019 Stock Incentive Plan, as amended and restated, allows the Company to grant incentive stock options and restricted stock units to its employees and directors to participate in the Company’s future performance through stock-based awards at the discretion of the board of directors. The number of shares authorized for issuance as of March 31, 2024 was 42,367,744 shares in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of March 31, 2024, 2,286,084 shares of common stock remained available for issuance (taking into account all option exercises and other equity award settlements through March 31, 2024).

Employee Stock Purchase Plan

As of March 31, 2024, there were 2,000,000 shares authorized and reserved for issuance under the 2019 ESPP. As of March 31, 2024, 948,453 shares of common stock remained available for issuance under the ESPP (taking into account all share purchases through March 31, 2024).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Inducement Plan

There are 11,459,009 shares of common stock authorized and reserved for issuance under the 2018 Inducement Plan. On March 8, 2024, the Company’s board of directors amended the plan and authorized 5,300,000 new shares for issuance. As of March 31, 2024, 5,994,216 shares of common stock remained available for issuance under the Inducement Plan (taking into account all option exercises and other equity award settlements through March 31, 2024).

Stock Option Activity

The following table is a summary of the Company’s stock option activity for the three months ended March 31, 2024:

	Stock Option Activity			Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
	Options (In thousands)		Weighted Average Exercise Price
Balance outstanding at December 31, 2023	3,137		$22.68	4.84	$40
Granted	1,000	(1)	1.02
Exercised	—		—
Cancelled or expired	(885)		23.65
Balance outstanding at March 31, 2024	3,252		15.75	5.99	3
Options vested and expected to vest	647		9.30	3.71	—
Options exercisable at March 31, 2024	1,977		$21.56	9.35	$3

(1) Represents a stock option award, granted to the Company’s new Chief Executive Officer, to acquire shares of the Company’s common stock that will vest upon the satisfaction of certain performance-based and time-based vesting conditions. This award, provided for under the terms of the Chief Executive Officer’s employment agreement, was approved by the Compensation Committee of the Company’s board of directors (the “Board”) as a standalone inducement award under applicable Nasdaq rules and does not count against the number of shares reserved for issuance under the Company’s 2019 Stock Incentive Plan or the Company’s 2018 Inducement Plan.

As of March 31, 2024, there was approximately $2.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.9 years.

Restricted Stock Unit and Performance-Vesting Restricted Stock Unit Activity

The following table is a summary of the Company’s RSUs and PRSUs activity for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value

	(In thousands)	(Per share)	(In thousands)
Balance outstanding at December 31, 2023	5,064	$12.53	$19,193
Awarded	3,893	1.17
Vested	(433)	16.94
Forfeited	(471)	16.61
Non-vested and outstanding at March 31, 2024	8,053	6.56	7,879
Expected to vest	5,285	$7.02	$5,153
RSUs granted to employees generally vest over a three to four-year period or upon achievement of certain performance conditions. As of March 31, 2024, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs and PRSUs was approximately $37.7 million and the weighted-average remaining vesting period was 1.9 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PRSUs granted are generally subject to both a service-based vesting condition and a performance-based vesting condition. PRSUs will vest upon the achievement of specified performance targets and subject to continued service through the applicable vesting dates. The associated compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. There were no PRSUs granted during the three months ended March 31, 2024. PRSUs granted during the three months ended March 31, 2023 were immaterial.

Total stock-based compensation costs included in our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Cost of revenue	$343	$2,035
Sales and marketing	2,455	2,404
General and administrative	1,798	2,632
Product development	2,962	4,261
Total	$7,558	$11,332

Note 13. Restructuring

During the second quarter of 2022, LivePerson began a restructuring initiative to realign the Company’s cost structure to better reflect significant product and business model innovation and then-recent changes due to acquisitions and factors outside the control of the Company. As part of the restructuring initiative, the Company reoriented its global product and engineering organization for greater efficiency and focus, and reallocated some spending to increase its investment in customer success and go-to-market initiatives. In 2023, due to the changing technology landscape related to the evolution of LLMs, we were able to identify opportunities for significant cost savings because the latest generation of LLMs is able to build a bot in minutes, enabling reduction of headcount previously devoted to bot-building. Additionally, we have moved to a product-led growth structure where we flattened the organization to align to more efficient sales and service support ratios. In connection with the restructuring initiatives, the Company recognized restructuring costs of $3.3 million and $11.5 million during the three months ended March 31, 2024 and 2023, respectively, which is included in restructuring costs in the accompanying condensed consolidated statements of operations. Such costs primarily include severance and other compensation costs as well as IT infrastructure contract termination costs.

The following table presents the detail of the liability for the Company’s restructuring charges, which is included within accrued expenses and other current liabilities within the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(In thousands)
Balance, beginning of the year	$2,076	$803
IT contract termination costs	715	5,744
Severance and other compensation associated costs	2,594	16,920
Cash payments	(3,577)	(21,391)
Balance, end of period	$1,808	$2,076

The Company anticipates that payments associated with the employee severance and other compensation associated costs reflected in the table above will be substantially completed by December 31, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the detail of expenses for the Company’s restructuring charges for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Lease restructuring costs	$—	$1
IT contract termination costs	715	—
Severance and other associated costs	2,594	11,514
Total restructuring costs	$3,309	$11,515

Note 14. Legal Matters

Stockholder Litigation

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

In February 2024, Starboard Value LP and several of its related entities and investment funds filed a lawsuit against the Company, its former Chief Executive Officer and its Chief Financial Officer entitled Starboard Value LP v. LivePerson, Inc., No. 2024-0103, in the Court of Chancery of the State of Delaware. The complaint alleges common law fraud, fraudulent inducement and negligent misrepresentation in connection with an alleged scheme to induce Starboard to settle its 2022 proxy contest against the Company and, as stated in the complaint, involves previous Starboard allegations of misrepresentations in the Company's public disclosures that the Company previously informed Starboard were found to be unsubstantiated following an independent investigation. The complaint seeks unspecified damages. The defendants have filed an answer denying the substantive allegations of the compliant.

COVID-Related Matters

As has been widely reported, there is heightened scrutiny by the federal government across many programs related to global novel coronavirus disease (“COVID-19”) that were introduced during the COVID-19 pandemic. The Company previously provided products and services related to COVID-19 testing and accompanying software. Those products and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

services have been the subject of inquiry and review by Medicare, the Department of Justice and the U.S. Food and Drug Administration.

The Company has discontinued all products and services related to COVID-19, and has responded to and intends to continue to cooperate with governmental inquiries related to its previous engagement in COVID-19 related product and service offerings.

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

Accruals

The Company accrues for certain contingencies when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated and discloses certain contingencies for which no accrual has been made as appropriate and in compliance with ASC 450, “Contingencies”. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. The accruals or estimates, if any, resulting from the foregoing analysis, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.

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

The Company includes interest accrued on the underpayment of income taxes and certain interest expense and penalties, if any, related to unrecognized tax benefits as a component of the income tax provision. The Company maintains a valuation allowance against its U.S., e-bot7 Germany and Bulgaria deferred tax assets as it considered its cumulative losses in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated by jurisdiction, the Company believes that the deferred tax assets related to LivePerson Australia Pty. Ltd., Engage Pty. Ltd., LivePerson (UK) Ltd., LivePerson Japan, and LivePerson Ltd. (Israel) are more likely than not to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and one-time items. During the year ended December 31, 2023, there was an increase in the valuation allowance recorded of $23.7 million.

For the three months ended March 31, 2024, the Company recorded a tax provision of $0.4 million. This entire amount consists of a tax provision on operating earnings of non-US subsidiaries and interest accrual on unrecognized tax benefits in Israel.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company had a valuation allowance on certain deferred tax assets for the year ended December 31, 2023 of $211.2 million. Inherent in the Company’s 2024 annual effective tax rate is an estimated increase in the valuation allowance of $24.9 million, all of which would be recorded as an expense. During 2023, an increase in the valuation allowance in the amount of $23.7 million was recorded as an expense.

Note 16. Equity Method Investment

On February 13, 2022, the Company and Pasaca Capital Inc. (“Pasaca”) entered into a joint venture agreement (the “JV Agreement”) to form Claire Holdings, Inc. (“Claire”), a joint venture to build, create, and administer a marketplace for health and well-being diagnostic testing. Pursuant to the terms of the JV Agreement, the Company agreed to contribute a total of $19.0 million over a five-year period in exchange for a 19.2% ownership interest in Claire. Pasaca agreed to contribute $80.0 million to Claire over a five-year period in exchange for an 80.8% ownership interest in Claire. The Company accounts for its 19.2% interest in Claire using the equity method of accounting. The Company recorded its ownership percentage of losses of Claire in Other income (expense), net in the amount of $0.6 million for the three months ended March 31, 2023. The Company’s equity method investment in joint venture was reduced to zero during the prior year, based on the prior year losses, and remained at zero on the condensed consolidated balance sheet as of March 31, 2024. Refer to Note 18 – Related Parties for additional information.

Note 17. Variable Interest Entities

The Company prepares its condensed consolidated financial statements in accordance with ASC 810, “Consolidation”, which provides for the consolidation of variable interest entities (“VIEs”) of which the Company is the primary beneficiary.

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

The assets, liabilities, revenues, and operating results of the VIEs after elimination of intercompany transactions were not material as of and for the three months ended March 31, 2024.

Note 18. Related Parties

Related parties are defined as entities related to the Company’s directors or main shareholders as well as equity method affiliates. During the year ended December 31, 2023, the Company provided services to Claire, an equity method affiliate (refer to Note 16 – Equity Method Investment for additional information on the equity method affiliate) in exchange for fees through certain commercial arrangements. These arrangements facilitated Claire’s build out and operations.

In connection with the JV Agreement, the Company entered into commercial agreements with Claire, under which the Company agreed to provide custom software development and managed services in exchange for fees governed by the terms and conditions set forth therein. In accordance with guidance under ASC 606, Claire is considered a customer of the Company. No revenues were recognized for the services provided to Claire included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2024, compared to revenues of $3.8 million for the three months ended March 31, 2023. As of March 31, 2024, the Company has accounts receivable of $2.1 million included in the Company’s condensed consolidated balance sheet, which is fully recognized in its allowance for credit losses. Total accounts receivable of $2.1 million as of December 31, 2023 was included in the Company’s condensed consolidated balance sheet, for which the Company recognized $1.5 million in its allowance for credit losses.

Note 19. Divestiture

Fiscal 2023 Divestitures

In the fourth quarter of 2022, the Company entered into a non-binding Letter of Intent to divest Kasamba, Inc. and Kasamba LTD (together “Kasamba”), which represented the Company’s Consumer segment. Pursuant to ASC Subtopic 360-10, “Impairment or Disposal of Long-Lived Assets”, the Company applied held for sale accounting treatment to the assets and liabilities of Kasamba. Accordingly, the related net assets were separately presented in current assets and current liabilities as held for sale on the consolidated balance sheets as of December 31, 2022, up until the close of the transaction. The held for sale classification also resulted in ceasing depreciation and amortization on the designated assets.

The Share Purchase Agreement between Ingenio, LLC (“Ingenio”) and the Company closed on March 20, 2023. In accordance with the Share Purchase Agreement, the Company sold all of the issued and outstanding shares of Kasamba for $16.9 million which was received in cash upon closing; and $2.6 million deferred payment to be received within a year of the close transaction date, which was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of March 31, 2023. $11.8 million was required to be held in various escrow accounts for up to 15 months, and was included in restricted cash on the Company’s consolidated balance sheets; however, $9.8 million of this escrow amount was released as of December 31, 2023. The transaction resulted in a gain of $17.6 million, which was recognized and presented separately as a gain on divestiture on the Company’s consolidated statements of operations during the year ended December 31, 2023. During the three months ended March 31, 2024, the Company recognized a post-closing adjustment pertaining to the final agreement in the amount of $1.8 million, which is recorded in General and administrative expenses in the condensed consolidated statement of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors.”

Key Metrics

Average Annual Revenue Per Enterprise and Mid-market Customer (“ARPC”) and revenue retention are currently the key performance metrics our management uses to assess the health and trajectory of the Company. These metrics should be viewed independently of revenue, deferred revenue and remaining performance obligations. ARPC increased to approximately $625,000 for the trailing twelve months ended March 31, 2024, as compared to approximately $560,000 for the trailing twelve months ended March 31, 2023. Revenue retention for our enterprise and mid-market customers on the Conversational Cloud, which represents the trailing twelve month change in total revenue from existing customers after upsells, downsells and attrition, was approximately 89% in the first quarter of 2024, below our target range of 105% to 115% and below the comparable period in 2023.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2024, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 4, 2024.

Recently Issued Accounting Standards

See Note 1 – Description of Business and Basis of Presentation under Item 1 of this Quarterly Report on Form 10-Q for additional information about recent accounting guidance not yet adopted and recently adopted accounting pronouncements.

Results of Operations

We enable brands to leverage the Conversational Cloud’s sophisticated intelligence engine to connect with consumers through an integrated suite of mobile and online business messaging technologies. The Conversational Cloud enables businesses to have conversations with millions of consumers as personally as they would with one consumer.

Comparison of the Three Months Ended March 31, 2024 and March 31, 2023

Revenue

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2024	2023	% Change

	(Dollar in thousands)
Revenue	$85,149	$107,661	(21)%

Revenue decreased by 21% to $85.1 million for the three months ended March 31, 2024 from $107.7 million for the comparable period in 2023. This decrease in revenue is driven primarily by decreases in hosted services of $15.8 million and professional services of approximately $6.7 million. Included in hosted services is a decrease in revenue that is variable based on interactions and usage of approximately $4.5 million for the three months ended March 31, 2024. Further, on March 20, 2023, the Company completed the sale of Kasamba and therefore ceased recognizing revenue related to Kasamba effective on the transaction close date. This sale eliminated the entire Consumer segment, as a result of which revenue is presented within a single consolidated segment. Hosted services for Consumer included $7.1 million for the three months ended March 31, 2023 relating to Kasamba.

Cost of Revenue

Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2024	2023	% Change

	(Dollar in thousands)
Cost of revenue	$29,463	$43,096	(32)%
Percentage of total revenue	35%	40%
Headcount (at period end)	229	226	1%

Cost of revenue decreased by 32% to $29.5 million for the three months ended March 31, 2024, from $43.1 million for the comparable period in 2023. This decrease in expense is primarily attributable to a decrease in outsourced labor and related costs of approximately $6.6 million, a decrease in salary and employee-related expenses due to attrition from prior period of approximately $3.9 million, a decrease in compensation expense of $1.7 million, a decrease in amortization expenses of approximately $1.8 million related to purchased intangible assets associated with prior period acquisitions and finance leases settled during the three months ended March 31, 2024. These decreases were partially offset by an increase in software, hosting and other expenses of approximately $0.5 million.

Sales and Marketing

Sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2024	2023	% Change

	(Dollar in thousands)
Sales and marketing	$30,130	$34,470	(13)%
Percentage of total revenue	35%	32%
Headcount (at period end)	287	405	(29)%

Sales and marketing expenses decreased by 13% to $30.1 million for the three months ended March 31, 2024 from $34.5 million for the comparable period in 2023. This decrease was primarily attributable to a decrease in marketing expense of approximately $4.3 million, a decrease in salary and employee-related expenses of approximately $0.7 million, and a decrease in software and hosting expenses of approximately $0.6 million, partially offset by an increase in business services and outsourced subcontracted labor of approximately $1.1 million.

General and Administrative

Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended March 31,
	2024	2023	% Change

	(Dollar in thousands)
General and administrative	$21,752	$31,447	(31)%
Percentage of total revenue	26%	29%
Headcount (at period end)	143	149	(4)%

General and administrative expenses decreased by 31% to $21.8 million for the three months ended March 31, 2024 from $31.4 million for the comparable period in 2023. This decrease is primarily attributable to a decrease in other expenses of approximately $5.5 million related to legal fees, a decrease in salary and employee-related expenses of approximately $2.5 million from restructuring activities, and a decrease in business services and outsourced subcontracted labor of approximately $3.3 million. These decreases were partially offset by a divestiture-related working capital adjustment of approximately $1.8 million for the three months ended March 31, 2024.

Product Development

Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended March 31,
	2024	2023	% Change

	(Dollar in thousands)
Product development	$30,120	$36,519	(18)%
Percentage of total revenue	35%	34%
Headcount (at period end)	468	452	4%

Product development costs decreased by 18% to $30.1 million for the three months ended March 31, 2024 from $36.5 million for the comparable period in 2023. This decrease is primarily related to a decrease in salaries and employee-related expenses of approximately $4.9 million and a decrease in business services and outsourcing subcontracted labor of approximately $2.6 million, partially offset by an increase in depreciation of approximately $1.3 million.

We continue to invest in new product development efforts to expand the capability of the Conversational Cloud. Upon completion, the project costs will be depreciated over five years. For the three months ended March 31, 2024, $5.7 million was capitalized for software development costs, compared to $8.1 million for the comparable period in 2023.

Restructuring Costs

Restructuring costs consist of reprioritizing and reallocating resources to focus on areas believed to show high growth potential.

	Three Months Ended March 31,
	2024	2023	% Change

	(Dollar in thousands)
Restructuring costs	$3,309	$11,515	(71)%
Percentage of total revenue	4%	11%

Restructuring costs decreased by 71% to $3.3 million during the three months ended March 31, 2024 from $11.5 million for the comparable period in 2023. Restructuring costs decreased due to incremental reductions in costs related to the restructuring initiative that commenced during the second quarter of 2022, primarily consisting of severance and other associated costs related to the reduction in our workforce. Severance and other related compensation costs decreased by $8.9 million, partially offset by an increase of $0.7 million of IT infrastructure contract termination costs for the three months ended March 31, 2024 compared to March 31, 2023. We began a restructuring initiative to realign our cost structure to better reflect significant product and business model innovation and have had changes since then due to acquisitions and various other factors outside our control. In the first quarter of 2023, due to the changing technology landscape related to the evolution of LLMs, we identified opportunities for significant cost savings because the latest generation of LLMs is able to build a bot in minutes, enabling reduction of headcount previously devoted to bot-building. Additionally, we have moved to a product-led growth structure where we flattened the organization to align to more efficient sales and service support ratios. Refer to Note 13 – Restructuring for additional information about the restructuring initiative.

Impairment of Goodwill

	Three Months Ended March 31,
	2024	2023	% Change

	(Dollar in thousands)
Impairment of goodwill	$3,627	$—	100%
Percentage of total revenue	4%	—%

Goodwill impairment was approximately $3.6 million during the three months ended March 31, 2024. This non-cash charge was a result of an interim goodwill impairment test and was attributable to the WildHealth reporting unit. There were no impairment charges for the three months ended March 31, 2023.

Impairment of Intangibles and Other Assets

	Three Months Ended March 31,
	2024	2023	% Change

	(Dollar in thousands)
Impairment of intangibles and other assets	$2,221	$—	100%
Percentage of total revenue	3%	—%

Impairment of intangibles and other assets was approximately $2.2 million during the three months ended March 31, 2024. This non-cash charge was a result of our impairment test in the first quarter of 2024 and was attributable to our intangible assets associated with our WildHealth reporting unit. There were no impairments of intangible assets during the three months ended March 31, 2023.

Total other income, net

Total other income (expense), net consists primarily of fair value adjustments for earn-outs, foreign currency gains and losses and income (loss) from our equity method investment. Interest income, net includes interest income from cash deposits, amortization of debt discount, amortization of issuance costs, and interest expense from our convertible senior notes.

	Three Months Ended March 31,
	2024	2023	% Change

	(Dollar in thousands)
Interest income, net	$1,332	$1,801	(26)%
Other (expense) income, net	(237)	14,662	(102)%
Total other income, net	$1,095	$16,463	(93)%

Total other income, net decreased by 93% to $1.1 million for the three months ended March 31, 2024 from $16.5 million for the comparable period in 2023. The decrease is primarily attributable to the Company’s prior year gain of $10.0 million related to a legal settlement and a gain of $7.2 million resulting from the repurchase of 2024 Notes during the three months ended March 31, 2023. The remaining amount of total other income, net fluctuation is attributable to the prior write down of all accounts receivable from the Company’s equity method investment and currency rate fluctuations compared to the three months ended March 31, 2023.

Provision for income taxes

	Three Months Ended March 31,
	2024	2023	% Change

	(Dollar in thousands)
Provision for income taxes	$362	$1,214	(70)%

Provision for income taxes was $0.4 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively. Our consolidated effective tax rate during the three months ended March 31, 2024 was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate, valuation allowance recorded against losses generated in the U.S. and Germany and changes to unrecognized tax benefits in Israel. The decrease in the tax provision in the current period as compared to the prior period is due to changes in the forecasted earnings by jurisdiction year over year and a provision related to an increase in valuation allowance on deferred tax assets resulting from a release of deferred tax liabilities related to the sale of Kasamba, Inc. that existed in the prior period.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$1,099	$(5,918)
Net cash (used in) provided by investing activities	(12,710)	2,839
Net cash used in financing activities	$(72,697)	$(149,806)

As of March 31, 2024, we had approximately $129.0 million in cash, cash equivalents, and restricted cash, a decrease of approximately $83.9 million from December 31, 2023. The decrease is primarily attributable to the Company’s repayment in full at maturity of the outstanding $72.5 million in aggregate principal amount of the 2024 Notes, coupled with various other uses of cash for operating purposes.

Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2024. Our net loss of $35.6 million includes the effect of non-cash expenses related to depreciation of $8.2 million, a net expense in stock-based compensation of $7.6 million, amortization of purchased intangible assets and finance leases of $4.2 million, allowance for credit losses of $4.7 million, a goodwill impairment of $3.6 million and intangible and other assets impairment of $2.2 million. This was further driven by a decrease in accrued expenses and other current liabilities of $17.0 million, an increase in contract acquisition costs of $2.4 million, partially offset by a decrease in accounts receivable of $5.4 million, a decrease in prepaid expenses and other current assets of $5.9 million, an increase in other liabilities of $0.9 million, an increase in accounts payable of $2.0 million, and an increase in deferred revenue of $10.9 million.

Our net loss of $17.4 million for the three months ended March 31, 2023 includes the effect of non-cash expenses related to stock-based compensation of $11.3 million, depreciation of $7.4 million, amortization of purchased intangible assets and finance leases of $5.4 million partially offset by a gain on divestiture of $17.6 million. This was further driven by an increase in accounts receivable of $34.7 million, an increase in prepaid expenses and other current assets of $6.3 million, a decrease in other liabilities of $5.9 million, a decrease in accounts payable of $9.9 million, partially offset by an increase in accrued expenses and other current liabilities of $41.3 million and an increase in deferred revenue of $24.8 million.

Net cash used in investing activities was $12.7 million for the three months ended March 31, 2024, and was primarily driven by purchases of property and equipment and capitalization of internally developed software. Net cash provided by investing activities was $2.8 million for the three months ended March 31, 2023 and was primarily driven by the proceeds from the sale of Kasamba, offset by purchases of property and equipment and capitalization of internally developed software.

Net cash used in financing activities was $72.7 million for the three months ended March 31, 2024, which was driven primarily by the full repayment of our 2024 Notes. Net cash used in financing activities was $150.4 million for the three months ended March 31, 2023, which was driven primarily by the repurchase of our 2024 convertible notes.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service and sales and marketing departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of March 31, 2024, we had an accumulated deficit of approximately $892.6 million.
Our principal sources of liquidity are the net proceeds from the issuance of our convertible senior notes, after deducting purchaser discounts and debt issuance costs paid by us, and payments received from customers using our products. We anticipate that our current cash and cash equivalents will be sufficient to satisfy our working capital and capital requirements for at least the next 12 months. However, we cannot assure you that we will not require additional funds prior to such time, and we would then seek to sell additional equity or debt securities through public financings, or seek alternative sources of financing. Further, we plan to refinance the 2026 Notes on or prior to their maturity, and we are currently reviewing our capital structure with a goal of refinancing the 2026 Notes. We cannot assure you that additional funding will be available on favorable terms, when needed, if at all. If we are unable to obtain any necessary financing, we may be required to further reduce the scope of our planned sales and marketing and product development efforts, which could materially adversely affect our financial condition and operating results. In addition, we may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in or acquire complementary businesses, technologies, services or products.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, Australian dollar, and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter into these types of arrangements. Our Israeli operations have currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the NIS. During the three months ended March 31, 2024, the U.S. dollar appreciated by approximately 1% as compared to the NIS. During the three months ended March 31, 2024, expenses generated by our Israeli operations totaled approximately $3.6 million. Based on our exposure to NIS exchange rate fluctuation against a dollar as of March 31, 2024, an increase or decrease in the value of the NIS would not have a material impact on our income before income taxes.

Collection Risks

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the three months ended March 31, 2024, our allowance for credit losses decreased by $0.1 million to approximately $9.2 million. During the three months ended March 31, 2023, we decreased our allowance for credit losses by $0.1 million to approximately $9.1 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for credit losses on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against the applicable recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for credit losses when accounts previously reserved have been collected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2024. Disclosure controls and procedures ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed and summarized within the time periods specified in the Securities and Exchange Commission’s rules and forms, and ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 14 – Legal Matters, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 4, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Other than as set forth below, there have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

Our failure to regain compliance with the continued listing requirements of the Nasdaq Global Select Market could result in a delisting of our common stock.

Our common stock currently is listed on the Nasdaq Global Select Market. We are required to meet specified financial requirements in order to maintain such listing, including a closing bid price of at least $1.00.

On May 10, 2024 we received a notification from Nasdaq stating that the closing bid price of our common stock has been less than $1.00 for 30 consecutive trading days. We have 180 calendar days from such notification to regain compliance with the minimum closing bid price requirement by maintaining a closing bid price of at least $1.00 for a minimum of ten consecutive trading days.

We can provide no assurance that we will be able to regain our compliance with the listing requirements or that any actions taken by us in an effort to restore our compliance would allow our common stock to remain listed, stabilize the market price of our common stock, improve the liquidity of our common stock, prevent our common stock from again dropping below the minimum bid price requirement, or prevent future non-compliance with the listing requirements. In addition, to maintain a listing on Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, the failure of our common stock to be listed or quoted on any of The Nasdaq Global Select Market, The Nasdaq Global Market or The New York Stock Exchange would constitute a “fundamental change” under the indenture governing the 2026 Notes.

If our common stock is delisted from Nasdaq, it is unlikely that our common stock would qualify for listing on another national securities exchange in the United States, and trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQX, the OTCQB or the Pink Market maintained by OTC Markets Group Inc. We cannot assure you that our common stock, if delisted from Nasdaq, will ever be listed on another securities exchange or quoted on an over-the-counter quotation system. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. Accordingly, delisting from Nasdaq could make trading our common stock more difficult for investors, likely leading to declines in our share price, trading volume and liquidity. Delisting from Nasdaq could also result in negative publicity and make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as transaction consideration or the value accorded our common stock by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. This rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors which may further limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by the issuer during the three months ended March 31, 2024.

Purchase of Equity Securities by the Issuer

There were no repurchases of equity securities by the issuer during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended March 31, 2024, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulations S-K, except as described in the table below.

Trading Arrangement
Director/ Officer Name	Title	Date of Adoption/Termination	Rule 10b5-1	Trading Arrangement End Date	Aggregate Number of Securities to be Purchased or Sold

Bruce Hansen	Director	3/12/2024	Yes	3/06/2025	34,045 upon vesting of RSUs.
Alex Kroman	Chief Product & Technology Officer	3/12/2024	Yes	3/07/2025	185,875 upon vesting of RSUs and performance share awards.

ITEM 6. EXHIBITS

3.1
Certificate of Designations of the Series A Junior Participating Preferred Stock of the Company, dated January 22, 2024 (incorporated by reference to Exhibit 3.1 to LivePerson’s Current Report on Form 8-K filed on January 22, 2024)

4.1
Tax Benefits Preservation Plan, dated as of January 22, 2024, by and between the Company and Equiniti Trust Company, LLC as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 to LivePerson’s Current Form 8-K filed on January 22, 2024)

4.2
Amendment, dated as of February 16, 2024, to the Tax Benefits Preservation Plan, between LivePerson, Inc. and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 4.1 to LivePerson’s Current Form 8-K filed on February 16, 2024)

10.1
Amendment to LivePerson, Inc. 2018 Inducement Plan (as amended through February 9, 2022) (incorporated by reference to Exhibit 99.2 to LivePerson’s Registration Statement on Form S-8 filed on March, 8, 2024)

10.2
Separation and Release of Claims Agreement, dated January 31, 2024, between LivePerson, Inc. and Robert LoCascio (incorporated by reference to Exhibit 10.29 to LivePerson’s Form 10-K/A filed on April 29, 2024)

31.1	*	Certification by principal executive officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by principal financial officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document -- The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (formatted as Inline XBRL)
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date:	May 10, 2024	By:	/s/ JOHN SABINO
		Name:	John Sabino

		Title:	Chief Executive Officer
(Principal Executive Officer)