Form 10-Q
period 2024-06-30
LIVEPERSON INC
filed 2024-08-07
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On August 2, 2024, 89,019,738 shares of the registrant’s common stock were outstanding.

LIVEPERSON, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q about LivePerson, Inc. (“LivePerson”, the “Company,” “we,” “our” or “us”) that are not historical facts are forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about LivePerson and our industry. Our expectations, assumptions, estimates and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, assumptions, estimates and projections will be realized. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition (including based on examinations of historical operating trends) and management strategies. Many of these statements are found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects” and variations of such words or similar expressions are intended to identify forward-looking statements. However, not all forward-looking statements contain these words. Forward-looking statements are subject to risks and uncertainties that could cause actual future events or results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2024 (as amended on April 29, 2024) in the section entitled Part I, Item 1A., “Risk Factors” and in this Quarterly Report on Form 10-Q in the section entitled Part II, Item 1A., “Risk Factors.” It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We do not undertake any obligation to revise forward-looking statements to reflect future events or circumstances. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
LIVEPERSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2024	December 31, 2023

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$145,957	$210,782
Restricted cash	—	2,143
Accounts receivable, net of allowance for credit losses of $9,356 and $9,290 as of June 30, 2024 and December 31, 2023, respectively	56,351	81,802
Prepaid expenses and other current assets (Note 1)	18,132	26,981
Total current assets	220,440	321,708
Operating lease right-of-use assets (Note 9)	260	4,135
Property and equipment, net (Note 6)	106,948	119,325
Contract acquisition costs, net	36,864	37,354
Intangible assets, net (Note 5)	52,956	61,625
Goodwill (Note 5)	280,726	285,631
Deferred tax assets	4,441	4,527
Other assets	1,133	1,208
Total assets	$703,768	$835,513
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,878	$13,555
Accrued expenses and other current liabilities (Note 7)	68,237	97,024
Deferred revenue (Note 2)	79,356	81,858
Convertible senior notes (Note 8)	—	72,393
Operating lease liabilities (Note 9)	268	2,719
Total current liabilities	161,739	267,549
Convertible senior notes, net of current portion (Note 8)	468,666	511,565
Operating lease liabilities, net of current portion (Note 9)	—	2,173
Deferred tax liabilities	3,075	2,930
Other liabilities	3,682	3,158
Total liabilities	637,162	787,375
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value - 200,000,000 shares authorized, 91,752,520 and 90,603,519 shares issued, 88,986,447 and 87,837,446 shares outstanding as of June 30, 2024 and December 31, 2023, respectively.	92	91
Treasury stock - 2,766,073 shares as of June 30, 2024 and December 31, 2023	(3)	(3)
Additional paid-in capital	927,529	913,522
Accumulated deficit	(850,824)	(856,988)
Accumulated other comprehensive loss	(10,188)	(8,484)
Total stockholders’ equity	66,606	48,138
Total liabilities and stockholders’ equity	$703,768	$835,513

    See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands, except share and per share amounts)
Revenue	$79,875	$97,522	$165,024	$205,183
Costs, expenses and other:
Cost of revenue	21,212	30,888	50,675	73,984
Sales and marketing	26,473	26,724	56,603	61,194
General and administrative	24,448	8,170	46,200	39,617
Product development	24,843	22,839	54,963	59,358
Impairment of goodwill	—	—	3,627	—
Impairment of intangibles and other assets	8,347	—	10,568	—
Restructuring costs	3,119	2,387	6,428	13,902
Loss (gain) on divestiture	558	—	558	(17,591)
Amortization of purchased intangible assets	674	876	1,565	1,750
Total costs, expenses and other	109,674	91,884	231,187	232,214
(Loss) income from operations	(29,799)	5,638	(66,163)	(27,031)
Other income, net:
Interest (expense) income, net	(837)	136	495	1,937
Gain on debt extinguishment	73,083	1,151	73,083	7,200
Other income, net	606	3,742	369	12,355
Total other income, net	72,852	5,029	73,947	21,492
Income (loss) before provision for (benefit from) income taxes	43,053	10,667	7,784	(5,539)
Provision for (benefit from) income taxes	1,258	(155)	1,620	1,059
Net income (loss)	$41,795	$10,822	$6,164	$(6,598)

Net income (loss) per share of common stock:
Basic	$0.47	$0.14	$0.07	$(0.09)
Diluted	$(0.33)	$0.12	$(0.70)	$(0.09)
Weighted-average shares used to compute net income (loss) per share:
Basic	88,708,514	76,902,416	88,396,816	76,341,729
Diluted	94,978,234	91,500,059	94,973,001	76,341,729
See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Net income (loss)	$41,795	$10,822	$6,164	$(6,598)
Foreign currency translation adjustment	(6)	386	(1,704)	1,252
Comprehensive income (loss)	$41,789	$11,208	$4,460	$(5,346)

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands, except share data)
Balance as of December 31, 2023	90,603,519	$91	(2,766,073)	$(3)	$913,522	$(856,988)	$(8,484)	$48,138
Common stock issued upon vesting of restricted stock units	432,701	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	8,251	—	—	8,251
Common stock issued under Employee Stock Purchase Plan (ESPP)	95,603	—	—	—	122	—	—	122
Net loss	—	—	—	—	—	(35,631)	—	(35,631)
Other comprehensive loss	—	—	—	—	—	—	(1,698)	(1,698)
Balance as of March 31, 2024	91,131,823	$91	(2,766,073)	$(3)	$921,896	$(892,619)	$(10,182)	$19,183
Common stock issued upon vesting of restricted stock units	536,424	1	—	—	1	—	—	2
Stock-based compensation	—	—	—	—	5,762	—	—	5,762
Common stock issued under ESPP	84,273	—	—	—	55	—	—	55
Activity related to divestiture (Note 19)	—	—	—	—	(185)	—	—	(185)
Net income	—	—	—	—	—	41,795	—	41,795
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Balance as of June 30, 2024	91,752,520	$92	(2,766,073)	$(3)	$927,529	$(850,824)	$(10,188)	$66,606

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands, except share data)
Balance as of December 31, 2022	78,350,984	$78	(2,766,073)	$(3)	$771,052	$(692,362)	$(10,677)	$68,088
Common stock issued upon exercise of stock options	18,687	—	—	—	130	—	—	130
Common stock issued upon vesting of restricted stock units	413,252	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	9,560	—	—	9,560
Common stock issued under ESPP	87,794	—	—	—	724	—	—	724
Issuance of common stock in connection with acquisitions	—	—	—	—	380	—	—	380
Activity related to divestiture (Note 19)	—	—	—	—	66,775	(64,100)	57	2,732
Net loss	—	—	—	—	—	(17,420)	—	(17,420)
Other comprehensive income	—	—	—	—	—	—	809	809
Balance as of March 31, 2023	78,870,717	$79	(2,766,073)	$(3)	$848,621	$(773,882)	$(9,811)	$65,004
Common stock issued upon exercise of stock options	11,154	—	—	—	8	—	—	8
Common stock issued upon vesting of restricted stock units	295,564	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,380	—	—	8,380
Common stock issued under ESPP	97,832	—	—	—	397	—	—	397
Issuance of common stock in connection with acquisitions	1,036,823	1	—	—	5,147	—	—	5,148
Net income	—	—	—	—	—	10,822	—	10,822
Other comprehensive income	—	—	—	—	—	—	386	386
Balance as of June 30, 2023	80,312,090	$80	(2,766,073)	$(3)	$862,553	$(763,060)	$(9,425)	$90,145

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2024	2023

	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$6,164	$(6,598)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	13,458	(6,816)
Depreciation	15,939	17,088
Reduction of operating lease right-of-use assets	3,886	1,211
Amortization of purchased intangible assets and finance leases	7,899	10,889
Amortization of debt issuance costs and debt discount	1,343	2,727
Impairment of goodwill	3,627	—
Impairment of intangibles and other assets	10,568	—
Change in fair value of contingent consideration	—	(5,304)
Gain on debt extinguishment	(73,083)	(7,200)
Allowance for credit losses	8,928	1,809
Loss (Gain) on divestiture	558	(17,591)
Deferred income taxes	199	722
Equity loss in joint venture	—	1,384
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	16,247	(20,537)
Prepaid expenses and other current assets	8,673	(9,126)
Contract acquisition costs	7	3,534
Other assets	47	75
Accounts payable	629	(19,757)
Accrued expenses and other current liabilities	(35,894)	16,737
Deferred revenue	(2,269)	15,652
Operating lease liabilities	(4,542)	(1,648)
Other liabilities	784	(7,800)
Net cash used in operating activities	(16,832)	(30,549)
INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(16,457)	(16,997)
Purchases of intangible assets	(1,259)	(2,457)
Proceeds from divestiture	—	13,819
Net cash used in investing activities	(17,716)	(5,635)
FINANCING ACTIVITIES:
Principal payments for financing leases	(353)	(1,926)
Proceeds from issuance of common stock in connection with the exercise of options and ESPP	180	1,256
Proceeds from issuance of senior notes	50,000	—
Payment of debt issuance costs	(4,231)	—
Payments on repurchase of 2024 convertible senior notes	(72,492)	(149,702)
Payments on repurchase of 2026 convertible senior notes	(4,901)	—
Net cash used in financing activities	(31,797)	(150,372)

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Effect of foreign exchange rate changes on cash and cash equivalents	(623)	789
Net decrease in cash, cash equivalents, and restricted cash	(66,968)	(185,767)
Cash, cash equivalents, and restricted cash - beginning of year	212,925	392,198
Plus: cash classified within current assets held for sale - beginning of year	—	10,011
Cash, cash equivalents, and restricted cash - end of period	$145,957	$216,442

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$145,957	$213,763
Restricted cash	—	2,679
Total cash, cash equivalents, and restricted cash - end of period	$145,957	$216,442

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net	$1,203	$1,112
Cash paid for interest	292	904
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment and intangible assets recorded in accounts payable	$154	$581
Right-of-use assets obtained in exchange for operating lease liabilities	107	132

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business and Basis of Presentation

LivePerson, Inc. (“LivePerson”, the “Company”, “we”, “our” or “us”) is the enterprise leader in digital customer conversations. Over the past two decades, consumers have made digital conversations their primary mode of communication with others. Since 1998, we have enabled meaningful connections between consumers and our customers through our platform and currently power more than one billion conversational interactions each month. These digital and artificial intelligence (“AI”)-powered conversations decrease costs and increase revenue for our brands, resulting in more convenient, personalized and content-rich journeys across the entire consumer lifecycle, and across consumer channels. Our customers’ existing investments in Generative AI and Large Language Models (“LLMs”) can be used by LivePerson to leverage prior conversations in a safe and secure environment.

The Conversational Cloud, LivePerson’s enterprise-class digital customer conversation platform, is trusted by the world’s top brands to accelerate their contact center transformation, orchestrate conversations across all channels, departments and systems, increase agent productivity, and deliver more personalized, AI-empowered customer experiences. The Conversational Cloud powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, short messaging service (“SMS”), social media and third-party consumer messaging platforms. Brands can also use the Conversational Cloud to message consumers when they dial a 1-800 number instead of forcing them to navigate interactive voice response systems and wait on hold. Most recently, the Conversational Cloud has been enhanced to provide a secure platform with appropriate guardrails to deploy Generative AI and LLMs in ways that help consumers and drive results for brands without sacrificing trust.

LivePerson’s digital customer conversation platform enables what the Company calls “the tango” of humans, LivePerson bots, third-party bots and LLMs, in which humans act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Agents become highly efficient, leveraging the AI engine (including generative AI capabilities) to surface relevant content, define next-best actions and take over repetitive transactional work so that the agent can focus on relationship building. By seamlessly integrating customer engagement channels, LivePerson’s proprietary AI, and third-party bots and AI, the Conversational Cloud offers brands a comprehensive approach to scaling automations across all customer conversations.

Basis of Presentation

The accompanying condensed consolidated financial statements, and the financial data and other information disclosed in the notes to the condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited consolidated financial statements at that date.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2024 (as amended on April 29, 2024).

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
•income taxes;
•recognition, measurement, and disclosure of contingent liabilities; and
•estimated fair values of convertible notes and warrants.
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

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and six months ended June 30, 2024.

Prepaid expenses and other current assets

The following table presents the detail of prepaid expenses and other current assets as of the dates presented:

	June 30, 2024	December 31, 2023

	(In thousands)
Prepaid software maintenance	$8,189	$8,592
VAT receivable	4,177	4,399
Prepaid server maintenance	1,606	2,634
Prepaid - other	1,158	2,599
Other assets	3,002	8,757
Total prepaid expenses and other current assets	$18,132	$26,981

Recently Adopted Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions to clarify that a contractual restriction on the sale of an equity security is not considered part of a unit of account of the equity security, and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also require the following disclosures for equity securities subject to the contractual sale restrictions: 1.) The fair value of equity securities subject to the contractual sale restrictions reflected on the balance sheet. 2.) The nature and remaining duration of the restriction(s). 3.) The circumstances that could cause a lapse in the restriction(s). This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those financial years. The Company adopted this guidance on January 1, 2024, which did not have a material effect on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of FASB Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation. Specifically, the amendments in ASU 2024-01 add an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or non-employees in exchange for goods or services. The amendments in this update are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. ASU 2024-01 should be applied either retrospectively or prospectively. The Company does not expect this standard to have a material impact on its condensed consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for annual periods beginning after December 15, 2023. As of June 30, 2024, the Company has one operating and reportable segment and therefore does not expect this standard to have a material impact on its condensed consolidated financial statements and related disclosures.

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

Note 2. Revenue Recognition

The majority of the Company’s revenue is generated from hosted service revenues, which is inclusive of its platform pricing model, and related professional services. Revenues are recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. No single customer accounted for 10% or more of total revenue for the three and six months ended June 30, 2024 and 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Revenue:
Hosted services (1)	$67,316	$81,286	$138,811	$168,624
Professional services	12,559	16,236	26,213	36,559
Total revenue	$79,875	$97,522	$165,024	$205,183
(1)On March 20, 2023, the Company completed the sale of Kasamba and therefore ceased recognizing revenue related to Kasamba effective on the transaction close date. Further, this sale eliminated the entire Consumer segment, as a result of which revenue is presented within a single condensed consolidated segment. Hosted services includes $7.2 million of revenue related to Kasamba for the six months ended June 30, 2023.

Remaining Performance Obligation

As of June 30, 2024, the aggregate amount of the total transaction price allocated in contracts with original duration of one year or greater to the remaining performance obligations was $283.0 million. Approximately 94% of the Company’s remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of less than one year. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606, “Revenue from Contracts with Customers.”

Revenue by Geographic Location

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s revenues attributable to operations by region for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Americas (1)	$56,385	$70,907	$118,410	$143,221
EMEA (2)	14,559	14,933	28,780	31,115
APAC (3)	8,931	11,682	17,834	30,847
Total revenue	$79,875	$97,522	$165,024	$205,183
——————————————
(1)United States, Canada, Latin America and South America (“Americas”)
(2)Europe, the Middle East and Africa (“EMEA”)
(3)Asia-Pacific (“APAC”)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company recognized revenue of $22.2 million and $64.7 million for the three and six months ended June 30, 2024, respectively, which was included in the corresponding deferred revenue balance at the beginning of the year. The Company recognized revenue of $28.9 million and $73.0 million for the three and six months ended June 30, 2023, respectively, which was included in the corresponding deferred revenue balance at the beginning of the year.

Our long-term deferred revenues are included in Other liabilities on the condensed consolidated balance sheets. The opening and closing balances of the Company’s accounts receivable, unbilled receivables, contract acquisition costs, net, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable	Contract Acquisition Costs, Net (Non-current)	Deferred Revenue (Current)	Deferred Revenue (Non-current)

	(In thousands)
Balance as of December 31, 2022	$53,468	$33,069	$43,804	$84,494	$174
Increase (decrease), net	6,914	(11,649)	(6,450)	(2,636)	9
Balance as of December 31, 2023	$60,382	$21,420	$37,354	$81,858	$183
Decrease, net	(18,800)	(6,651)	(490)	(2,502)	(106)
Balance as of June 30, 2024	$41,582	$14,769	$36,864	$79,356	$77

Amortization expense in connection with contract acquisition cost was approximately $4.8 million and $9.7 million for the three and six months ended June 30, 2024, respectively. Amortization expense in connection with contract acquisition cost was approximately $5.1 million and $13.4 million for the three and six months ended June 30, 2023, respectively.

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable, based on both specific and general reserves. The Company maintains general reserves on a collective basis by considering factors such as historical experience, creditworthiness, the age of the trade receivable balances, and current economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The activity in the allowance for credit losses is as follows:

	June 30, 2024	December 31, 2023

	(In thousands)
Balance, beginning of year	$9,290	9,239
Additions charged to costs and expenses	8,928	3,319
Deductions/write-offs	(8,862)	(3,268)
Balance, end of period	$9,356	$9,290

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, stock options, restricted stock units, warrants, 0.750% Convertible Senior Notes due 2024 (“2024 Notes”), and 0% Convertible Senior Notes due 2026 (the “2026 Notes”) are considered to be common stock equivalents but are excluded from the calculation of diluted net income (loss) per share when including them has an anti-dilutive effect. See Note 8 – Convertible Senior Notes, Net of Current Portion, Capped Call Transactions, and Warrants for additional information about the 2024 Notes, 2026 Notes and First Lien Convertible Senior Notes due 2029 (the “2029 Notes” and together with the 2024 Notes and the 2026 Notes, the “Notes”).

Reconciliation of shares used in calculating basic and diluted net income (loss) per share for the three and six months ended June 30, 2024 and 2023, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands, except per share amounts)
Numerator:
Net income (loss) available to stockholders for basic net income per share	$41,795	$10,822	$6,164	$(6,598)
Gain on debt extinguishment	(73,083)	—	(73,083)	—
Interest on assumed conversion of convertible notes, net of tax	—	136	—	—
Net (loss) income available to stockholders for diluted net income per share	$(31,288)	$10,958	$(66,919)	$(6,598)
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	88,708,514	76,902,416	88,396,816	76,341,729
Weighted-average effect of dilutive securities:
Stock options and employee stock purchase plan	—	98,143	—	—
Restricted stock units	—	166,156	—	—
Earn-outs	—	5,575,251	—	—
Conversion option of the 2024 Notes	—	1,878,810	—	—
Conversion option of the 2026 Notes	6,269,720	6,879,283	6,576,185	—
Weighted-average shares used to compute diluted net (loss) income per share	94,978,234	91,500,059	94,973,001	76,341,729
Net income (loss) per share:
Basic	$0.47	$0.14	$0.07	$(0.09)
Diluted	$(0.33)	$0.12	$(0.70)	$(0.09)

The securities listed below were excluded from the computation of diluted net income (loss) per share for the three and six months ended June 30, 2024 and for the six months ended June 30, 2023, as their effect would have been anti-dilutive. Further, the computation of diluted net income (loss) per share for the three months ended June 30, 2023 excluded

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

approximately 3.8 million shares and 3.2 million shares related to stock options and RSUs, respectively, as their effect would have been anti-dilutive.

	As of June 30,
	2024	2023
Shares subject to outstanding common stock options and employee stock purchase plan	2,880,837	3,541,432
Restricted stock units	8,907,079	3,738,894
Earn-outs	—	5,575,251
Conversion option of the 2024 Notes	612,396	1,878,810
Conversion option of the 2026 Notes	—	6,879,283
Warrants	9,746,723	—
Total	22,147,035	21,613,670
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

The Company was previously organized into two operating segments for purposes of making operating decisions and assessing performance: the Business segment and the Consumer segment. During the first quarter of 2023, the Consumer segment (consisting solely of the Kasamba business) was divested. As a result, the divestiture of Kasamba eliminated the Company’s Consumer segment. See Note 19 – Divestitures for additional information.
Geographic Information

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s long-lived assets by geographic region as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023

	(In thousands)
United States	$412,660	$438,420
Germany	41,497	45,424
Australia	11,655	11,660
Netherlands	5,760	5,863
Other (1)	11,756	12,438
Total long-lived assets	$483,328	$513,805
——————————————
(1)United Kingdom, Japan, France, Italy, Spain, Canada, and Singapore

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
The changes in the carrying amount of goodwill as of June 30, 2024 and December 31, 2023 are as follows:

Consolidated

(In thousands)
Balance as of December 31, 2022	$296,214
Adjustments to goodwill:
Goodwill impairment (1)	(11,895)
Foreign exchange adjustment	1,312
Balance as of December 31, 2023	$285,631
Adjustments to goodwill:
Goodwill impairment (1)	(3,627)
Foreign exchange adjustment	(1,278)
Balance as of June 30, 2024	$280,726
——————————————
(1) The sum of these amounts represents the accumulated goodwill impairment balance in our operating segment as of June 30, 2024.

As a result of the Company’s intention to sell or dispose of its WildHealth reporting unit, during the first quarter of 2024, the Company recorded a non-cash impairment charge of $3.6 million in the condensed consolidated statements of operations, to recognize a full impairment of goodwill associated with its WildHealth reporting unit. There were no impairments of goodwill in the Company’s Business reporting unit during the three and six months ended June 30, 2024. There were no impairments of goodwill during the three and six months ended June 30, 2023.

Intangible Assets, Net

Intangible assets are summarized as follows:

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

	(In thousands)			(In years)
Amortizing intangible assets:
Technology	$94,559	$(67,998)	$26,561	5.0
Customer relationships	32,060	(20,593)	11,467	10.0
Patents	16,497	(2,226)	14,271	13.6
Trademarks	1,404	(826)	578	5.0
Trade names	1,044	(1,044)	—	2.8
Other	914	(835)	79	4.1
Total	$146,478	$(93,522)	$52,956

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

	(In thousands)			(In years)
Amortizing intangible assets:
Technology	$94,549	$(60,465)	$34,084	5.0
Customer relationships	32,025	(19,542)	12,483	10.0
Patents	15,350	(1,916)	13,434	12.9
Trademarks	1,400	(707)	693	5.0
Trade names	1,044	(672)	372	2.8
Other	914	(355)	559	4.1
Total	$145,282	$(83,657)	$61,625

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets and finance leases, net was $3.7 million and $5.5 million for the three months ended June 30, 2024 and 2023, respectively, and $7.9 million and $10.9 million for the six months ended June 30, 2024 and 2023, respectively. Of these amounts, amortization expense included in cost of revenue in our condensed consolidated statements of operations was $3.0 million and $4.6 million for the three months ended June 30, 2024 and 2023, respectively, and $6.3 million and $9.1 million for the six months ended June 30, 2024 and 2023, respectively.

As a result of our impairment test during the first quarter of 2024, the Company recognized an immaterial non-cash impairment charge of $2.2 million included in impairment of intangibles and other assets in the condensed consolidated statements of operations, related to intangible assets associated with its WildHealth reporting unit, due to a plan to sell or dispose of the WildHealth reporting unit, as discussed above. There were no impairments of intangible assets during the three and six months ended June 30, 2023.

As of June 30, 2024, estimated annual amortization expense for the next five years and thereafter is as follows:

Estimated Amortization Expense
(In thousands)
Remainder of 2024	$7,307
2025	14,205
2026	11,519
2027	1,411
2028	1,343
Thereafter	17,171
Total	$52,956

Note 6. Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

asset. The Company reviews the estimated useful lives of its property and equipment on an ongoing basis. The following table presents the detail of property and equipment, net for the periods presented:

	June 30, 2024	December 31, 2023	Useful life

	(In thousands)		(In years)
Internal-use software development costs	$183,169	$181,079	5
Computer equipment and software	126,181	123,580	3 to 5
Furniture, equipment and building improvements	328	327	The lesser of 5 or estimated useful life
Finance lease right-of-use assets	238	3,060	2
Property and equipment, at cost	309,916	308,046
Less: accumulated depreciation	(202,968)	(188,721)
Property and equipment, net	$106,948	$119,325
Depreciation and amortization expense of property and equipment was $7.7 million and $9.7 million during the three months ended June 30, 2024 and 2023, respectively, and $15.9 million and $17.1 million during the six months ended June 30, 2024 and 2023, respectively.

Expenditures for routine maintenance and repairs are charged to operating expense as incurred. Major renewals and improvements are capitalized and depreciated over their estimated useful lives.

During the three months ended June 30, 2024, the Company recorded non-cash impairment charges of $8.3 million related to capitalized software development costs. The impairment charges were included in the condensed consolidated statements of operations for the three and six months ended June 30, 2024. These impairment charges pertained to internal projects that were discontinued and had no future economic benefit. There were no impairments of property and equipment during the three and six months ended June 30, 2023.

Total depreciation included in our condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Cost of revenue	$1,771	$2,186	$3,453	$4,433
Sales and marketing	740	741	1,640	1,467
General and administrative	33	139	191	300
Product development	5,170	6,660	10,655	10,888
Total	$7,714	$9,726	$15,939	$17,088

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities for the periods presented:

	June 30, 2024	December 31, 2023

	(In thousands)
Professional services and consulting and other vendor fees	$48,150	$67,585
Payroll and other employee-related costs	10,521	20,767
Warrants liability	5,266	—
Finance lease liability	108	3,037
Restructuring	1,344	2,076
Sales commissions	475	734
Non-income tax	556	556
Other	1,817	2,269
Total	$68,237	$97,024

Note 8. Convertible Senior Notes, Net of Current Portion, Capped Call Transactions, and Warrants

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

On March 21, 2023, the Company entered into individual privately negotiated transactions (the “Note Repurchase Agreements”) with certain holders of its 2024 Notes, pursuant to which the Company agreed to pay an aggregate of approximately $149.7 million in cash for the repurchase of approximately $157.5 million in aggregate principal amount of the 2024 Notes (the “Note Repurchases”). During the first quarter of 2023, the Company recognized a $6.1 million gain, net of transaction costs of $0.5 million on debt extinguishment, which represented the difference between the carrying value and the fair value of the 2024 Notes just prior to the Note Repurchases, which was recorded in Other income, net in the condensed consolidated statements of operations. The gain on debt extinguishment was subsequently adjusted by an immaterial amount of $1.1 million with a total gain of $7.2 million reported as of December 31, 2023.

Upon completion of the Note Repurchases, the aggregate principal amount of the 2024 Notes was reduced by $157.5 million to $72.5 million and the carrying amount of the 2024 Notes reduced by $228.3 million to $72.0 million. A corresponding portion of the 2024 capped calls were terminated in connection following the Note Repurchases as required by their terms for minimal consideration.

As of June 30, 2024, there was no outstanding principal amount of the 2024 Notes.

Convertible Senior Notes due 2026 and Capped Calls

In December 2020, the Company issued $517.5 million aggregate principal amount of its 2026 Notes in a private placement, of which $361.2 million aggregate principal amount was outstanding as of June 30, 2024. The 2026 Notes are senior unsecured obligations of the Company.

The 2026 Notes will mature on December 15, 2026, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the offering of the 2026 Notes, after deducting debt issuance costs, was approximately $505.3 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Each $1,000 in principal amount of the 2026 Notes is initially convertible into 13.2933 shares of the Company’s common stock par value $0.001, which is equivalent to an initial conversion price of approximately $75.23 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2026 Notes in connection with such a corporate event. The 2026 Notes are not redeemable prior to the maturity date of the 2026 Notes and no sinking fund is provided for the 2026 Notes. The indenture governing the 2026 Notes contains events of default customary for convertible notes issued in connection with similar transactions. If the Company undergoes a “fundamental change” (as defined in the indenture governing the 2026 Notes), which includes a change of control or the failure of the Company’s common stock to be listed or quoted on any of the Nasdaq Global Select Market, The Nasdaq Global Market or the New York Stock Exchange, holders may require the Company to repurchase for cash all or any portion of their 2026 Notes in principal amounts of $1,000 or a multiple thereof at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.

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

During the three and six months ended June 30, 2024, the conditions allowing holders of the 2026 Notes to convert were not met.

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

Pursuant to a privately negotiated exchange and purchase agreement (the “Exchange and Purchase Agreement”), on June 3, 2024, the Company exchanged $146.0 million principal amount of the 2026 Notes then held by an investor for $100.0 million principal amount of new 2029 Notes, and the same investor purchased an additional $50.0 million principal amount of the 2029 Notes for cash. In connection with the exchange and purchase, the Company also issued the Warrants (as defined below) to the investor, and the investor agreed to purchase up to $50.0 million of additional 2029 Notes upon the Company’s request at any time prior to December 3, 2024 (the “Delayed Draw Notes”). As a result of the exchange and purchase transactions, during the second quarter of 2024, the Company recognized a $68.1 million gain on debt extinguishment which represented the difference between the carrying value of the 2026 Notes so exchanged and the collective fair value of the 2029

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Notes and the Warrants, net of the cash payment received from the investor. The extinguishment gain was recorded in Other income, net in the condensed consolidated statements of operations.

On June 13, 2024, the Company repurchased $10.3 million principal amount of the 2026 Notes for $4.9 million in cash. As a result of the transaction, during the second quarter of 2024, the Company recognized a $5.0 million gain on debt extinguishment, which was recorded in Other income, net in the condensed consolidated statements of operations.

As a result of the adoption of ASU 2020-06 “Debt - Debt with Conversion and Other Options (Subtopic 815-40) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), the 2026 Notes are accounted for as a single liability. The 2026 Notes were classified as long-term liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2024. After the completion of the exchange and repurchase, the aggregate principal amount of the 2026 Notes was reduced by $156.3 million to $361.2 million and the carrying amount of the 2026 Notes reduced by $154.7 million to $357.8 million. A corresponding portion of the 2026 capped calls were terminated in connection following the transactions as required by their terms for no consideration. The remaining term over which the 2026 Notes’ debt issuance costs will be amortized is 2.4 years at an effective interest rate of 0.40% for the three months ended June 30, 2024.

First Lien Convertible Senior Notes due 2029

In June 2024, the Company issued $150.0 million aggregate principal amount of its 2029 Notes pursuant to the Exchange and Purchase Agreement including $100.0 million aggregate principal amount issued in exchange for $146.0 million aggregate principal amount of 2026 Notes and $50.0 million aggregate principal amount issued for cash. The Company paid third parties $7.6 million in connection with the transaction, which was capitalized as debt issuance costs. At the time of the exchange, the fair value of the 2029 Notes approximated $118.1 million, and the Company recognized a debt discount of $31.9 million.

Unless earlier repurchased or redeemed by the Company or converted pursuant to their terms, the 2029 Notes will mature on the earlier of (a) June 15, 2029 and (b) 91 days before the maturity of the 2026 Notes, if greater than $60.0 million principal amount of 2026 Notes remains outstanding on such date. The amount payable by the Company if the 2029 Notes mature pursuant to clause (b) will be equal to 100% of the aggregate principal amount of the 2029 Notes, plus accrued and unpaid interest, plus the remaining future interest payments that would have been payable through June 15, 2029, discounted at a rate equal to the comparable treasury rate plus 50 basis points (the “Make-Whole Amount”).

From June 3, 2024, until the earlier of the date of issuance of the Delayed Draw Notes and December 15, 2026, interest on the 2029 Notes will accrue at a rate of 10.83% (consisting of 4.17% cash and 6.66% paid in kind (“PIK”)) per annum. From the date of issuance of the Delayed Draw Notes and prior to December 15, 2026, interest on the 2029 Notes will increase and accrue at a rate of 11.375% (consisting of 4.375% cash and 7.00% PIK) per annum. On and after December 15, 2026, interest on the 2029 Notes will further increase and accrue at a rate of 13% (consisting of 5% cash and 8% PIK) per annum.

The Company may, at its option, redeem the 2029 Notes, in whole or in part, prior to June 15, 2025 at a price equal to the Make-Whole Amount. On or after June 15, 2025, and prior to June 15, 2026, the Company may, at its option, redeem the 2029 Notes, in whole or in part for an amount of cash equal to the sum of (i) 106.50% of the aggregate principal amount of the 2029 Notes (including all increases to the principal amount as the result of previous payments of PIK interest) plus (ii) 106.50% of all accrued and unpaid PIK interest plus (iii) all accrued and unpaid cash interest. On or after June 15, 2026, and prior to December 15, 2026, the Company may, at its option, redeem the 2029 Notes, in whole or in part for an amount of cash equal to the sum of (i) 103.25% of the aggregate principal amount of the 2029 Notes (including all increases to the principal amount as the result of previous payments of PIK interest) plus (ii) 103.25% of all accrued and unpaid PIK interest plus (iii) all accrued and unpaid cash interest. From December 15, 2026 until maturity, the Company may, at its option, redeem the 2029 Notes, in whole or in part for an amount of cash equal to the sum of (i) 113% of the aggregate principal amount of the 2029 Notes (including all increases to the principal amount as the result of previous payments of PIK interest) plus (ii) 113% of all accrued and unpaid PIK interest plus (iii) all accrued and unpaid cash interest. In addition, the Make-Whole Amount will be payable in the event of an acceleration of the 2029 Notes or repurchase triggered by certain asset sales. No sinking fund is provided for the 2029 Notes.

The 2029 Notes are guaranteed on a senior basis by certain of the Company’s direct and indirect domestic and foreign subsidiaries and secured by first priority security interests in substantially all of the assets of the Company and such subsidiary guarantors, subject to customary exceptions. The indenture governing the 2029 Notes contains affirmative and negative covenants and events of default customary for senior secured notes issued in connection with similar transactions. The negative

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

covenants include limitations on asset sales, the incurrence of debt, preferred stock and liens, fundamental changes, investments, dividends and other payment restrictions affecting subsidiaries, restricted payments and transactions with affiliates. Among other things, these covenants generally prohibit the payment of cash dividends on the Company’s common stock. The indenture governing the 2029 Notes permits the Company and its subsidiaries to incur, subject to certain requirements, up to $150.0 million of debt that is junior in lien priority and subordinated in right of payment to the 2029 Notes. The indenture governing the 2029 Notes also includes a financial covenant that requires the Company at all times to maintain a minimum cash balance of $60.0 million (excluding proceeds of the 2029 Notes). Upon request of the investor, the indenture governing the 2029 Notes requires the Company to enter into a registration rights agreement with respect to the 2029 Notes containing customary terms including demand, shelf and piggyback registration rights.

If the Company undergoes a “fundamental change” (as defined in the indenture governing the 2029 Notes), which includes a change of control or the failure of the Company’s common stock to be listed or quoted on any of the Nasdaq Global Select Market, The Nasdaq Global Market or the New York Stock Exchange, holders may require the Company to repurchase all or any portion of their 2029 Notes at a repurchase price equal to 100% of the aggregate principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest, plus an amount equal to 66% of the remaining future interest payments (including PIK interest) that would have been payable through June 15, 2029, discounted at a rate equal to the comparable treasury rate plus 50 basis points.

Holders of the 2029 Notes may convert their 2029 Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2029 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2029 Notes on each applicable trading day as determined by the Company; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the indenture governing the 2029 Notes) per $1,000 principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the product of (x) the quotient of (i) the “conversion amount” (as defined in the Indenture) in respect of $1,000 principal amount of the 2029 Notes on such trading day divided by (ii) 1,000 times (y) the conversion rate for the 2029 Notes on each such trading day; (3) with respect to any 2029 Notes that the Company calls for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (4) upon the occurrence of specified corporate events; or (5) during the period from August 17, 2026 through September 14, 2026, if the aggregate principal amount of 2026 Notes exceeds $60.0 million on August 16, 2026. On or after February 15, 2029, holders may convert all or any portion of their 2029 Notes at any time prior to the close of business on June 13, 2029, regardless of the foregoing circumstances. Our 2029 Notes include certain embedded features requiring bifurcation, which did not have material values as of June 30, 2024 due to management’s estimates of the likelihood of triggering events, but that may have value in the future should those estimates change, with any change in fair value recorded in the Company’s condensed consolidated statements of operations.

The 2029 Notes (including all accrued and unpaid interest) are convertible at the option of the holders at certain times into cash based on a daily conversion value calculated on a proportionate basis for each trading day in a 50 trading day observation period, initially corresponding to 13.2933 shares of the Company’s common stock per $1,000 principal amount of 2029 Notes. The Company is not required to deliver its common stock upon conversion under any circumstances. The conversion rate for the 2029 Notes is subject to adjustment if certain events occur and contains customary anti-dilution protections. During the three months ended June 30, 2024, the conditions allowing holders of the 2029 Notes to convert were not met.

As a result of the adoption of ASU 2020-06, the 2029 Notes are accounted for as a single liability, and the carrying amount of the 2029 Notes is $110.9 million as of June 30, 2024, consisting of principal of $150.0 million, net of unamortized issuance costs of $7.5 million and debt discount of $31.6 million. The 2029 Notes were classified as long-term liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2024. The remaining term over which the 2029 Notes’ debt issuance costs will be amortized is 5.0 years at an effective interest rate of 19.18% for the six months ended June 30, 2024.

Unamortized debt issuance costs incurred in connection with securing the Company’s financing arrangements are presented in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the outstanding

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

borrowings, consistent with debt discounts. All deferred financing costs are amortized to interest expense. The net carrying amount of the Notes as of June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024			December 31, 2023

	2026 Notes	2029 Notes	Total	2024 Notes	2026 Notes	Total
	(In thousands)			(In thousands)
Principal	$361,204	$150,000	$511,204	$72,492	$517,500	$589,992
Unamortized debt discount	—	(31,578)	(31,578)	—	—	—
Unamortized issuance costs	(3,472)	(7,488)	(10,960)	(99)	(5,935)	(6,034)
Total net carrying value	$357,732	$110,934	$468,666	$72,393	$511,565	$583,958
Less: short-term debt, net	—	—	—	72,393	—	72,393
Long-term debt, net	$357,732	$110,934	$468,666	$—	$511,565	$511,565

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Contractual interest expense	$1,591	$128	$1,681	$569
Amortization of debt discount	301	—	301	—
Amortization of debt issuance costs	531	1,807	1,042	2,727
Total interest expense	$2,423	$1,935	$3,024	$3,296

Interest expense of $2.4 million and $3.0 million is reflected as a component of interest (expense) income, net in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2024, respectively. Interest expense was $1.9 million and $3.3 million for the three and six months ended June 30, 2023, respectively.

Warrants

On June 3, 2024, pursuant to the Exchange and Purchase Agreement, the Company issued to the investor 10-year warrants with a strike price of $0.75 per share, exercisable for 9,746,723 shares of the Company’s common stock (the “Share-Settled Warrants”) and 10-year warrants with a strike price of $0.75 per share, exercisable with respect to a notional amount of 2,344,775 shares of the Company’s common stock for cash payments equal to the excess of “fair market value” (as defined therein) per share over the strike price, fully diluted subject to certain adjustments (the “Cash-Settled Warrants,” and collectively with the Share-Settled Warrants, the “Warrants.”).

The Cash-Settled Warrants will permit the Company, subject to certain conditions (including to the extent that the Company, following payment, would have “available cash” (as defined therein) of less than $100.0 million), to defer payment of the settlement amount at an annualized interest rate of 6.0%, compounded monthly. Warrants outstanding at the 10-year expiration will be exercised automatically (and in the case of the Share-Settled Warrants, will be exercised on a cashless basis) if, immediately prior to the expiration, the Fair Market Value per share is greater than the strike price.

The Warrants contain customary anti-dilution protections and a beneficial ownership limitation on the investor’s ownership of the Company’s common stock, on a post-exercise basis (aggregating all securities convertible into or exercisable for the Company’s common stock), of 4.99%, subject to increase upon 61 days’ notice by the investor, but not to exceed 9.99%.

The Warrants were classified as current liabilities in the Company’s condensed consolidated balance sheets as of June 30, 2024 and recorded at fair value of $5.3 million at the issuance date with any subsequent changes in fair value to be recorded in the Company’s condensed consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Supplemental cash flow information related to leases for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$579	$863	$1,421	$1,837
Operating cash flows for finance leases	3	13	21	37
Financing cash flows for finance leases	26	968	353	1,926

The components of lease costs for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Finance lease cost
Amortization of right-of-use assets	$21	$919	$355	$1,830
Interest	3	13	21	37
Operating lease cost	2,565	2,887	5,467	5,627
Total lease cost	$2,589	$3,819	$5,843	$7,494

	June 30, 2024	June 30, 2023
Weighted Average Remaining Lease Term:
Operating leases	0.6 years	2.1 years
Finance leases	1.3 years	1.1 years

Weighted Average Discount Rate:
Operating leases	7%	7%
Finance leases	7%	4%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental balance sheet information related to leases is as follows:

	Financial Statement Classification	June 30, 2024	December 31, 2023

		(In thousands)
Assets
Operating right-of-use assets	Operating lease right-of-use assets	$260	$4,135
Finance right-of-use assets	Property and equipment, net	128	3,060

Liabilities
Current liabilities:
Operating lease liabilities	Operating lease liabilities	$268	$2,719
Finance lease liabilities	Accrued expenses and other current liabilities	108	3,037
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities, net of current portion	—	2,173
Finance lease liabilities	Other liabilities	28	85
Future minimum lease payments under non-cancellable operating and finance leases are immaterial.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets and Liabilities

The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2024 and December 31, 2023, are summarized as follows:

	June 30, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets
Cash equivalents:
Money market funds	$122,884	$—	$—	$122,884
Total assets	$122,884	$—	$—	$122,884
Liabilities
Warrants liability	$—	$—	$5,266	$5,266
Total liabilities	$—	$—	$5,266	$5,266

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets
Cash equivalents:
Money market funds	$174,701	$—	$—	$174,701
Total assets	$174,701	$—	$—	$174,701

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

The Company’s money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as Level 1 within the fair value hierarchy. The Company’s warrants and contingent earn-out liability were measured at fair value on a recurring basis and was classified as Level 3 within the fair value hierarchy. For 2023, the fair value was based on the negotiated contracts with the selling shareholders. Significant changes in unobservable inputs could result in significantly lower or higher fair value measurements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The estimated fair value of outstanding balances of our Notes as of June 30, 2024 and December 31, 2023 are as follows:

	Level of Hierarchy	Fair Value	Principal Balance	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Value

		(In thousands)
June 30, 2024
2026 Notes	2	$170,516	$361,204	$—	$(3,472)	$357,732
2029 Notes	2	118,122	150,000	(31,578)	(7,488)	110,934
December 31, 2023
2024 Notes	2	$71,396	$72,492	$—	$(99)	$72,393
2026 Notes	2	364,487	517,500	—	(5,935)	511,565

Management determines the fair value by using Level 2 inputs based on observable market prices and antithetic variable technique done by an independent valuation specialist.
Warrants

The Company recorded the fair value of the Warrants upon issuance using the Black-Scholes valuation model and is required to revalue these warrants at each reporting date with any changes in fair value recorded on the Company’s condensed statement of operations. The valuation of the Warrants was classified as Level 3 within the fair value hierarchy and influenced by the fair value of the underlying, or notional amount of, common stock of the Company. A summary of the Black-Scholes pricing model assumptions used to record the fair value of the Warrants as of June 30, 2024 is as follows:

Stock price	$0.62
Risk free rate	4.41%
Expected life (in years)	10 years
Expected volatility	60%

Any significant changes in the inputs may result in significantly higher or lower fair value measurements. Refer to Note 8 – Convertible Senior Notes, Net of Current Portion, Capped Call Transactions, and Warrants for additional information.

The changes in fair value of the Level 3 warrants and earn-out liabilities during the six months ended June 30, 2024 and the year ended December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023

Balance, beginning of year	$—	$72,221
Change in fair value of contingent consideration	—	4,629
Change in fair value of liability awards	—	(27,857)
Payments	—	(48,993)
Issuance of warrants	5,266	—
Balance, end of period	$5,266	$—
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Changes to the fair value of the earnouts were recognized as a component of stock-based compensation expense and Other income, net in the accompanying condensed consolidated statements of operations. Payments in cash were recognized as a component of compensation expense and payments in stock were recognized as a component of equity in the accompanying condensed consolidated statements of operations. There were no outstanding earnout liabilities as of June 30, 2024 based on settlements that were completed as of December 31, 2023.
Note 11. Commitments and Contingencies

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company’s 401(k) policy is a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. Furthermore, the match is immediately vested. Salaries and related expenses include $0.7 million and $0.9 million of employer matching contributions for the three months ended June 30, 2024 and 2023, respectively, and $1.8 million and $2.3 million for the six months ended June 30, 2024 and 2023, respectively.

Letters of Credit

As of June 30, 2024, the Company had letters of credit totaling $0.5 million outstanding as a security deposit for the due performance by the Company of the terms and conditions of a supply contract.

Contractual obligations

The Company’s purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. These purchase obligation agreements are primarily related to contracts with vendors in connection with Information Technology (“IT”) infrastructure and cloud computing-related services with remaining terms of two years or less. Our contractual obligations as of June 30, 2024, did not materially change from the amounts disclosed in our 2023 Annual Report on Form 10-K.

Indemnifications

The Company enters into service and license agreements in its ordinary course of business. Pursuant to some of these agreements, the Company agrees to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using the Company’s products.

The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid subject to customary deductibles. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of the three and six months ended June 30, 2024 and 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Stock Incentive Plan

The Company’s 2019 Stock Incentive Plan became effective on April 11, 2019. The 2019 Stock Incentive Plan, as amended and restated, allows the Company’s employees and directors to participate in the Company’s future performance through grants of stock-based awards of stock options and RSUs at the discretion of the board of directors. The number of shares authorized for issuance under the 2019 Stock Incentive Plan as of June 30, 2024 was 42,367,744 shares in the aggregate. Stock options granted under the 2019 Stock Incentive Plan have ten-year terms. As of June 30, 2024, 2,260,544 shares of common stock remained available for issuance (taking into account all stock option exercises and other equity award settlements through June 30, 2024).

Employee Stock Purchase Plan

As of June 30, 2024, there were 2,000,000 shares authorized and reserved for issuance under the Company’s ESPP, and as of June 30, 2024, 864,180 shares of common stock remained available for issuance under the ESPP (taking into account all share purchases through June 30, 2024).

Inducement Plan

There are 13,079,009 shares of common stock authorized and reserved for issuance under the Company’s 2018 Inducement Plan, inclusive of 6,920,000 shares, in the aggregate, authorized for issuance during the first and second quarters of 2024. As of June 30, 2024, 648,450 shares of common stock remained available for issuance under the Inducement Plan (taking into account all option exercises and other equity award settlements through June 30, 2024).

CEO Inducement Award

As part of an equity compensation package negotiated to induce John Sabino, the Company’s Chief Executive Officer, to accept employment with the Company, pursuant to the terms of the employment agreement entered into between Mr. Sabino and the Company, the Company granted Mr. Sabino an option to purchase 1,000,000 shares of common stock (the “CEO Inducement Award”) that will vest upon the satisfaction of certain performance-based and time-based vesting conditions. On May 17, 2024, the Company’s board of directors authorized 1,000,000 shares for issuance under the CEO Inducement Award in compliance with and in reliance on Nasdaq Listing Rule 5635(c)(4). The CEO Inducement Award was a standalone award granted outside of the 2019 Stock Incentive Plan and 2018 Inducement Plan. As of June 30, 2024, no shares of common stock remained available for issuance under the CEO Inducement Award.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Option Activity

The following table is a summary of the Company’s stock option activity for the six months ended June 30, 2024:

	Stock Option Activity			Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Options		Weighted Average Exercise Price
	(In thousands)		(Per option)	(In years)	(In thousands)
Balance outstanding as of December 31, 2023	3,137		$22.68	4.84	$40
Granted	1,000	(1)	1.02
Cancelled or expired	(1,256)		22.22
Balance outstanding as of June 30, 2024	2,881		15.38	6.3	1
Options vested and expected to vest	624		6.89	9.29	—
Options exercisable as of June 30, 2024	1,692		$22.51	4.12	$1
——————————————
(1) Represents the CEO Inducement Award, which does not count against the number of shares reserved for issuance under the Company’s 2019 Stock Incentive Plan or the Company’s 2018 Inducement Plan.

As of June 30, 2024, there was approximately $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.7 years.

Restricted Stock Unit and Performance-Vesting Restricted Stock Unit Activity

The following table is a summary of the Company’s RSU and PRSU activity for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value

	(In thousands)	(Per share)	(In thousands)
Balance outstanding as of December 31, 2023	5,064	$12.53	$19,193
Awarded	5,699	0.99
Vested	(969)	16.66
Forfeited	(887)	15.82
Non-vested and outstanding as of June 30, 2024	8,907	4.37	5,171
Expected to vest	6,215	$4.66	$3,608
RSUs granted to employees generally vest over a three to four-year period or upon achievement of certain performance conditions. As of June 30, 2024, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested RSUs and PRSUs was approximately $27.3 million and the weighted-average remaining vesting period was 1.8 years.

PRSUs granted are generally subject to both a service-based vesting condition and a performance-based vesting condition. PRSUs will vest upon the achievement of specified performance targets and subject to continued service through the applicable vesting dates. The associated compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. There were no PRSUs granted during the three and six months ended June 30, 2024. PRSUs granted during the three and six months ended June 30, 2023, were immaterial.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total stock-based compensation costs included in our condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Cost of revenue	$288	$(1,232)	$631	$803
Sales and marketing	1,854	2,299	4,309	4,703
General and administrative	2,318	(13,882)	4,116	(11,250)
Product development	1,440	(5,333)	4,402	(1,072)
Total	$5,900	$(18,148)	$13,458	$(6,816)

Note 13. Restructuring

LivePerson maintains restructuring initiatives to realign the Company’s cost structure to better reflect significant product and business model innovation and then-recent changes due to acquisitions and factors outside the control of the Company. As part of the restructuring initiative that commenced in the second quarter of 2022, the Company reoriented its global product and engineering organization for greater efficiency and focus, and reallocated some spending to increase its investment in customer success and go-to-market initiatives. In 2023, due to the changing technology landscape related to the evolution of LLMs, we were able to identify opportunities for significant cost savings because the latest generation of LLMs is able to build a bot in minutes, enabling reduction of headcount previously devoted to bot-building. Additionally, we have moved to a product-led growth structure where we flattened the organization to align to more efficient sales and service support ratios. In connection with the restructuring initiatives, the Company recognized restructuring costs of $3.1 million and $2.4 million during the three months ended June 30, 2024 and 2023, respectively, and $6.4 million and $13.9 million during the six months ended June 30, 2024 and 2023, respectively, which is included in restructuring costs in the accompanying condensed consolidated statements of operations. Such costs primarily include severance and other compensation costs as well as IT infrastructure contract termination costs.

The following table presents the detail of the liability for the Company’s restructuring charges, which is included within Accrued expenses and other current liabilities within the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(In thousands)
Balance, beginning of the year	$2,076	$803
IT contract termination (reversals) costs	(568)	5,744
Severance and other compensation associated costs	6,996	16,920
Cash payments	(7,160)	(21,391)
Balance, end of period	$1,344	$2,076

The Company anticipates that payments associated with the employee severance and other compensation associated costs reflected in the table above will be substantially completed by December 31, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the detail of expenses for the Company’s restructuring charges for the three months and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
IT contract termination reversals	$(1,284)	$—	$(568)	$—
Severance and other associated costs	4,403	2,387	6,996	13,902
Total restructuring costs	$3,119	$2,387	$6,428	$13,902

Note 14. Legal Matters

Stockholder Litigation

In December 2023, a putative stockholder class action entitled Damri v. LivePerson, Inc., No. 1:23-cv-10517, was filed under the federal securities laws against the Company, its former Chief Executive Officer, and its Chief Financial Officer in the United States District Court for the Southern District of New York. The complaint alleges that the Company’s Form 10-Q filings and forecasts for the first, second, and third quarters of fiscal year 2022 were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, based on the Company’s later disclosures and report on Form 10-K on March 16, 2023. On May 31, 2024, the plaintiff filed an amended complaint. The Company moved to dismiss the amended complaint on August 1, 2024. A parallel litigation on behalf of stockholders who purchased their shares on the Tel Aviv Stock Exchange, entitled Weissbrod v. LivePerson, Inc., is pending in the Tel Aviv District Court in Israel, but has been stayed pending further developments in the Damri case.

In January 2024, a purported derivative action entitled Marti v. LoCascio, No. 1:24-cv-00598, was filed in the United States District Court for the Southern District of New York by a purported stockholder of the Company against the Company’s former Chief Executive Officer, its Chief Financial Officer, most of the members of the current board of directors and several former directors. The Marti litigation claims that the Company itself was harmed by the same acts and omissions underlying the Damri federal securities lawsuit, and seeks to recover unspecified losses on behalf of the Company. The Marti case is stayed pending further developments in the Damri case. In June and July 2024, three other purported derivative actions were filed by purported stockholders of the Company against the Company’s former Chief Executive Officer, its Chief Financial Officer, most of the members of the current board of directors and several former directors. These three purported derivative actions, similar to the Marti litigation, claim that the Company itself was harmed by the same acts and omissions underlying the Damri federal securities lawsuit, and seek to recover unspecified losses on behalf of the Company. The three actions are entitled: (i) Steffens v. Block, No. 1:24-cv-04481, filed in the United States District Court for the Southern District of New York; (ii) Ravi v. LoCascio, Index No. 653498/2024, filed in the Supreme Court of the State of New York, New York County, and (iii) Morales v. LoCascio, No. 1:24-cv-05297, filed in the United States District Court for the Southern District of New York.

In January 2024, a purported stockholder of the Company filed a lawsuit against the Company and its Board of Directors entitled Browne v. Layfield, No. 2024-0079, in the Court of Chancery of the State of Delaware. The complaint asserted a claim for breach of fiduciary duty based upon a Tax Benefits Preservation Plan. In February 2024, the Board approved technical amendments to the Tax Benefits Preservation Plan which were filed by the Company on Form 8-K, and the case was dismissed as moot, subject to attorneys’ fees on behalf of the plaintiff. The plaintiff has sought $0.9 million in fees and expenses, which the Company has opposed.

In February 2024, Starboard Value LP and several of its related entities and investment funds filed a lawsuit against the Company, its former Chief Executive Officer and its Chief Financial Officer entitled Starboard Value LP v. LivePerson, Inc., No. 2024-0103, in the Court of Chancery of the State of Delaware. The complaint alleges common law fraud, fraudulent inducement and negligent misrepresentation in connection with an alleged scheme to induce Starboard to settle its 2022 proxy contest against the Company and, as stated in the complaint, involves previous Starboard allegations of misrepresentations in the Company’s public disclosures that the Company previously informed Starboard were found to be unsubstantiated following an independent investigation. The complaint seeks unspecified damages. The defendants have filed an answer denying the substantive allegations of the complaint.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

COVID-Related Matters

As has been widely reported, there is heightened scrutiny by the federal government across many programs related to global novel coronavirus disease (“COVID-19”) that were introduced during the COVID-19 pandemic. The Company previously provided products and services related to COVID-19 testing and accompanying software. Those products and services have been the subject of inquiry and review by Medicare, the Department of Justice and the U.S. Food and Drug Administration.

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

The Company records both the interest accrued on the underpayment of income taxes and penalties, if any, related to unrecognized tax benefits in the provision for (benefit from) income taxes in its condensed consolidated statements of operations. The Company maintains a valuation allowance against its U.S., e-bot7 Germany and Bulgaria deferred tax assets as it considered its cumulative losses in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated by jurisdiction, the Company believes that the deferred tax assets related to LivePerson Australia Pty. Ltd., Engage Pty. Ltd., LivePerson (UK) Ltd., LivePerson Italy, LivePerson Japan, and LivePerson Ltd. (Israel) are more likely than not to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and one-time items. During the year ended December 31, 2023, there was an increase in the valuation allowance recorded of $23.7 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company recorded a tax provision of $1.3 million and $1.6 million for the three and six months ended June 30, 2024, respectively, which consists of a tax provision on operating earnings of non-US subsidiaries and interest accrual on unrecognized tax benefits in Israel.

The Company recorded a benefit from income taxes of $0.2 million and a tax provision of $1.1 million for the three and six months ended June 30, 2023, respectively, which was made up of tax provision on operating earnings, a stock compensation tax deficiency related to the stock compensation arrangements of LivePerson, Inc., LivePerson (UK) Ltd., and LivePerson Ltd. (Israel), and an increase in valuation allowance activity on deferred tax assets resulting from a release of deferred tax liabilities as a result of the Kasamba sale during the first quarter of 2023. The increase in the tax provision for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 is due to changes in the forecasted earnings by jurisdiction year over year, the effects of U.S. state taxes as a result of net operating loss utilization limitations, and offsetting activities related to the prior period tax benefit including the change in Israeli tax rate, the return-to-provision adjustments from foreign tax return filings, and the changes in valuation allowance connected to the sale of Kasamba during the prior period.

The Company had a valuation allowance on certain deferred tax assets for the year ended December 31, 2023 of $211.2 million. In 2024, the Company expects an estimated increase in the valuation allowance of $15.4 million, all of which would be recorded as an expense. During 2023, an increase in the valuation allowance in the amount of $23.7 million was recorded as an expense.

Note 16. Equity Method Investment

On February 13, 2022, the Company and Pasaca Capital Inc. (“Pasaca”) entered into a joint venture agreement (the “JV Agreement”) to form Claire Holdings, Inc. (“Claire”), a joint venture to build, create, and administer a marketplace for health and well-being diagnostic testing. Pursuant to the terms of the JV Agreement, the Company agreed to contribute a total of $19.0 million over a five-year period in exchange for a 19.2% ownership interest in Claire. Pasaca agreed to contribute $80.0 million to Claire over a five-year period in exchange for an 80.8% ownership interest in Claire. The Company accounts for its 19.2% interest in Claire using the equity method of accounting. The Company recorded its ownership percentage of losses of Claire in other income, net in the amount of $0.8 million and $1.8 million for the three and six months ended June 30, 2023, respectively. The Company’s equity method investment in joint venture was reduced to zero during the prior year, based on the prior year losses, and remained at zero on the accompanying condensed consolidated balance sheet as of June 30, 2024. Refer to Note 18 – Related Parties for additional information.

Note 17. Variable Interest Entities

The Company prepares its condensed consolidated financial statements in accordance with ASC 810, “Consolidation”, which provides for the consolidation of variable interest entities (“VIEs”) of which the Company is the primary beneficiary.

In February 2022, the Company acquired WildHealth as well as certain variable interests that WildHealth has in four Professional Corporations (“PCs”). The PCs are owned by a medical practitioner in accordance with certain state laws which restrict the corporate practice of medicine and require medical practitioners to own such entities. WildHealth provides management and other services to the PCs in exchange for a management fee and provides financial support to the PCs through a revolving credit arrangement. WildHealth also has separate agreements with the equity holder of the PCs where it may acquire and assign such equity interests for certain PCs. The agreement entitles WildHealth to control rights sufficient to require the Company to consolidate the balance sheet and results of operations of the PCs as VIEs. The Company determined that the PCs were VIEs as WildHealth was the primary beneficiary of the PCs.

The assets, liabilities, revenues, and operating results of the VIEs after elimination of intercompany transactions were not material as of and for the three and six months ended June 30, 2024.

In the second quarter of 2024, the Company entered into an agreement for and completed the sale of 100% equity in WildHealth. As a result, as of June 30, 2024, the PCs related to WildHealth are no longer considered VIEs of the Company. Refer to Note 19 - Divestitures for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In connection with the JV Agreement, the Company entered into commercial agreements with Claire, under which the Company agreed to provide custom software development and managed services in exchange for fees governed by the terms and conditions set forth therein. In accordance with guidance under ASC 606, Claire was considered a customer of the Company. No revenues were recognized for the services provided to Claire included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2024, compared to revenues of zero and $3.8 million for the three and six months ended June 30, 2023.

Note 19. Divestitures

Fiscal 2024 Divestitures

In the first quarter of 2024, the Company announced its intent to sell or dispose of WildHealth. As of March 31, 2024, the goodwill and intangible assets associated with the WildHealth reporting unit were fully impaired. See Note 5 – Goodwill and Intangible Assets, Net for additional details. In the second quarter of 2024, the Company entered into an agreement for and completed the sale of 100% equity in WildHealth with a third party. Pursuant to ASC Subtopic 205-20, Presentation of Financial Statements - Discontinued Operations, the divestiture did not meet the criteria for presentation as a discontinued operation. WildHealth was part of the Business segment and was a separate reporting unit. The transaction resulted in a loss of $0.6 million which was recognized and presented separately in Loss (gain) on divestiture on the Company’s condensed consolidated statements of operations for the three months ended June 30, 2024. Subsequent to the closing, the Company does not have ongoing involvement or arrangements with WildHealth.

Fiscal 2023 Divestitures

In the fourth quarter of 2022, the Company entered into a non-binding Letter of Intent to divest Kasamba, Inc. and Kasamba LTD (together “Kasamba”), which represented the Company’s Consumer segment. Pursuant to ASC Subtopic 360-10, Impairment or Disposal of Long-Lived Assets, the Company applied held for sale accounting treatment to the assets and liabilities of Kasamba. Accordingly, the related net assets were separately presented in current assets and current liabilities as held for sale on the consolidated balance sheets as of December 31, 2022, up until the close of the transaction. The held for sale classification also resulted in ceasing depreciation and amortization on the designated assets.

The Share Purchase Agreement between Ingenio, LLC (“Ingenio”) and the Company closed on March 20, 2023. In accordance with the Share Purchase Agreement, the Company sold all of the issued and outstanding shares of Kasamba for $16.9 million which was received in cash upon closing; and $2.6 million deferred payment to be received within a year of the close transaction date, which was included in Prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of March 31, 2023. $11.8 million was required to be held in various escrow accounts for up to 15 months, and was included in restricted cash on the Company’s consolidated balance sheets; however, $9.8 million of this escrow amount was released as of December 31, 2023. In June 2024, restricted cash of $2.0 million was released and is accounted for as Cash and cash equivalents on the condensed consolidated balance sheet as of June 30, 2024. The transaction resulted in a gain of $17.6 million, which was recognized and presented separately as a gain on divestiture on the Company’s consolidated statements of operations during the year ended December 31, 2023. During the six months ended June 30, 2024, the Company recognized $1.8 million of post-closing adjustments pertaining to the final agreement amount which is recorded in General and administrative expenses in the condensed consolidated statement of operations.

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

Key Metrics

Average Annual Revenue Per Enterprise and Mid-market Customer (“ARPC”) and revenue retention are currently the key performance metrics our management uses to assess the health and trajectory of the Company. These metrics should be viewed independently of revenue, deferred revenue and remaining performance obligations. ARPC increased to approximately $630,000 for the trailing twelve months ended June 30, 2024, as compared to approximately $575,000 for the trailing twelve months ended June 30, 2023. Revenue retention for our enterprise and mid-market customers on the Conversational Cloud, which represents the trailing twelve month change in total revenue from existing customers after upsells, downsells and attrition, was approximately 83% in the second quarter of 2024, below our target range of 105% to 115% and below the comparable period in 2023.

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

There have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2024, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 4, 2024 (as amended on April 29, 2024).

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

Comparison of the Three and Six Months Ended June 30, 2024 and June 30, 2023

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change

	(Dollars in thousands)			(Dollars in thousands)
Revenue	$79,875	$97,522	(18)%	$165,024	$205,183	(20)%

Revenue decreased by 18% to $79.9 million and by 20% to $165.0 million for the three and six months ended June 30, 2024, respectively, from $97.5 million and $205.2 million for the comparable period in 2023. This decrease in revenue is driven primarily by decreases in hosted services of $14.0 million and $29.8 million, primarily driven by customer cancellations and downsells, and decreases in professional services of $3.7 million and $10.3 million, for the three and six months ended June 30, 2024, respectively. Included in hosted services is a decrease in revenue that is variable based on interactions and usage of approximately $3.7 million and $8.2 million for the three and six months ended June 30, 2024, respectively. Further, on March 20, 2023, the Company completed the sale of Kasamba and therefore ceased recognizing revenue related to Kasamba effective on the transaction close date. This sale eliminated the entire Consumer segment, as a result of which revenue is presented within a single consolidated segment. Hosted services for Consumer included $7.2 million for the six months ended June 30, 2023, relating to Kasamba.

Cost of Revenue

Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change

	(Dollars in thousands)			(Dollars in thousands)
Cost of revenue	$21,212	$30,888	(31)%	$50,675	$73,984	(32)%
Percentage of total revenue	27%	32%		31%	36%
Headcount (at period end)	202	215	(6)%	202	215	(6)%

Cost of revenue decreased by 31% to $21.2 million for the three months ended June 30, 2024, from $30.9 million for the comparable period in 2023. This decrease in expense is primarily attributable to a decrease in outsourced labor and related costs of approximately $5.6 million, a decrease in salary and employee-related expenses of $2.1 million, a decrease in software, hosting and other expenses of approximately $1.5 million, and a decrease in amortization expenses of $1.6 million related to purchased intangible assets associated with prior period acquisitions and finance leases settled during the three months ended June 30, 2024. These decreases were partially offset by an increase in stock compensation expense of $1.5 million.

Cost of revenue decreased by 32% to $50.7 million for the six months ended June 30, 2024, from $74.0 million for the comparable period in 2023. This decrease in expense is primarily attributable to a decrease in outsourced labor and related costs of approximately $12.2 million, a decrease in salary and employee-related expenses due to attrition from the prior period of approximately $6.1 million, a decrease in software, hosting and other expenses of $1.0 million, and a decrease in amortization expenses of approximately $2.8 million related to purchased intangible assets associated with prior period acquisitions and finance leases settled during the six months ended June 30, 2024.

Sales and Marketing

Sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change

	(Dollars in thousands)			(Dollars in thousands)
Sales and marketing	$26,473	$26,724	(1)%	$56,603	$61,194	(8)%
Percentage of total revenue	33%	27%		34%	30%
Headcount (at period end)	250	375	(33)%	250	375	(33)%

Sales and marketing expenses decreased by 1% to $26.5 million for the three months ended June 30, 2024 from $26.7 million for the comparable period in 2023. This decrease was primarily attributable to a decrease in salary and employee-related expenses of approximately $1.8 million and a decrease in software and hosting expenses of approximately $0.6 million, partially offset by an increase in business services and outsourced subcontracted labor of approximately $1.4 million and marketing expense of approximately $0.7 million.

Sales and marketing expenses decreased by 8% to $56.6 million for the six months ended June 30, 2024 from $61.2 million for the comparable period in 2023. This decrease was primarily attributable to a decrease in marketing expense of approximately $3.5 million, a decrease in salary and employee-related expenses of approximately $2.5 million, and a decrease in software and hosting expenses of approximately $1.2 million, partially offset by an increase in business services and outsourced subcontracted labor of approximately $2.5 million.

General and Administrative

Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change

	(Dollars in thousands)			(Dollars in thousands)
General and administrative	$24,448	$8,170	199%	$46,200	$39,617	17%
Percentage of total revenue	31%	8%		28%	19%
Headcount (at period end)	138	144	(4)%	138	144	(4)%

General and administrative expenses increased by 199% to $24.4 million for the three months ended June 30, 2024 from $8.2 million for the comparable period in 2023. This movement is primarily attributable to an increase of approximately $16.2 million in compensation expense due to the favorable settlements of acquisition-related earnouts in the three months ended June 30, 2023, which did not reoccur in the three months ended June 30, 2024, and an increase in other expenses of $3.6 million, primarily related to bad debt expense. The increases are partially offset by a decrease in salary and employee-related expenses of approximately $1.3 million from restructuring activities, a decrease in business services and outsourced subcontracted labor of approximately $1.5 million, and a decrease in facilities and software expense of $0.5 million.

General and administrative expenses increased by 17% to $46.2 million for the six months ended June 30, 2024 from $39.6 million for the comparable period in 2023. This movement is primarily attributable to an increase of approximately $15.4 million in compensation expense due to the favorable settlements of acquisition-related earnouts in the six months ended June 30, 2023, which did not reoccur in the six months ended June 30, 2024. The increase was partially offset by a decrease in business services and outsourced subcontracted labor of approximately $4.8 million and a decrease in salary and employee-related expenses of approximately $3.0 million from restructuring activities.

Product Development

Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change

	(Dollars in thousands)			(Dollars in thousands)
Product development	$24,843	$22,839	9%	$54,963	$59,358	(7)%
Percentage of total revenue	31%	23%		33%	29%
Headcount (at period end)	424	453	(6)%	424	453	(6)%

Product development costs increased by 9% to $24.8 million for the three months ended June 30, 2024 from $22.8 million for the comparable period in 2023. This increase is primarily related to an increase of approximately $6.8 million in compensation expense due to the favorable settlements of acquisition-related earnouts in the three months ended June 30, 2023, which did not reoccur in the three months ended June 30, 2024, and an increase in other expense of $1.0 million. These increases were partially offset by a decrease in salaries and employee-related expenses of approximately $2.1 million, a decrease in business services and outsourcing subcontracted labor of approximately $2.0 million, and a decrease in depreciation of approximately $1.5 million.

Product development costs decreased by 7% to $55.0 million for the six months ended June 30, 2024 from $59.4 million for the comparable period in 2023. This decrease is primarily related to a decrease in salaries and employee-related expenses of approximately $5.7 million, a decrease in business services and outsourcing subcontracted labor of approximately $4.6 million, and a decrease in software expense of approximately $1.0 million. These decreases were partially offset by an increase of approximately $5.5 million in compensation expense due to the favorable settlements of acquisition-related earnouts in the six months ended June 30, 2023, which did not reoccur in the six months ended June 30, 2024, and an increase in other expense of $1.7 million.

We continue to invest in new product development efforts to expand the capability of the Conversational Cloud. Upon completion, the project costs will be depreciated over five years. For the three and six months ended June 30, 2024, $4.8 million and $10.5 million was capitalized for software development costs, respectively, compared to $6.5 million and $14.6 million, respectively, for the comparable periods in 2023.

Restructuring Costs

Restructuring costs consist of reprioritizing and reallocating resources to focus on areas believed to show high growth potential.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change

	(Dollars in thousands)			(Dollars in thousands)
Restructuring costs	$3,119	$2,387	31%	$6,428	$13,902	(54)%
Percentage of total revenue	4%	2%		4%	7%

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
Restructuring costs increased by 31% to $3.1 million during the three months ended June 30, 2024 from $2.4 million for the comparable period in 2023. Severance and other related compensation costs increased by $2.0 million, partially offset by a favorable adjustment of $1.3 million in IT infrastructure contract termination costs for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Restructuring costs decreased by 54% to $6.4 million during the six months ended June 30, 2024 from $13.9 million for the comparable period in 2023. Severance and other related compensation costs decreased by $6.9 million and IT infrastructure contract termination costs decreased by $0.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Impairment of Goodwill

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change

	(Dollars in thousands)			(Dollars in thousands)
Impairment of goodwill	$—	$—	—%	$3,627	$—	100%
Percentage of total revenue	—%	—%		2%	—%

Goodwill impairment was approximately $3.6 million during the six months ended June 30, 2024. This non-cash charge was a result of our impairment test in the first quarter of 2024, attributable to the goodwill associated with our WildHealth reporting unit. There were no impairment charges during the three months ended June 30, 2024 and during the three and six months ended June 30, 2023.

Impairment of Intangibles and Other Assets

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change

	(Dollars in thousands)			(Dollars in thousands)
Impairment of intangibles and other assets	$8,347	$—	100%	$10,568	$—	100%
Percentage of total revenue	10%	—%		6%	—%

Impairment of intangibles and other assets was approximately $8.3 million and $10.6 million during the three and six months ended June 30, 2024, respectively. Impairment of intangibles and other assets represents a non-cash charge related to the impairment of internal use software projects for the three months ended June 30, 2024. Impairment of intangibles and other assets for the six months ended June 30, 2024 also includes a non-cash charge of approximately $2.2 million as a result of our impairment test in the first quarter of 2024, attributable to the intangible assets associated with our WildHealth reporting unit. There were no impairments of intangible assets during the three and six months ended June 30, 2023.

Total other income, net

Total other income, net consists primarily of gain on debt extinguishment, fair value adjustments for earn-outs, foreign currency gains and losses and income (loss) from our equity method investment. Interest (expense) income, net includes interest income from cash deposits, amortization of debt issuance costs and debt discount, and interest expense from our convertible senior notes.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change

	(Dollars in thousands)			(Dollars in thousands)
Interest (expense) income, net	$(837)	$136	(715)%	$495	$1,937	(74)%
Gain on debt extinguishment	73,083	1,151	6,250%	73,083	7,200	915%
Other income, net	606	3,742	(84)%	369	12,355	(97)%
Total other income, net	$72,852	$5,029	1,349%	$73,947	$21,492	244%

Total other income, net increased by 1,349% to $72.9 million for the three months ended June 30, 2024 from $5.0 million for the comparable period in 2023. The increase is primarily attributable to a gain of $73.1 million on the extinguishment of the 2026 Notes. See Note 8 – Convertible Senior Notes, Net of Current Portion, Capped Call Transactions, and Warrants for additional information.

Total other income, net increased by 244% to $73.9 million for the six months ended June 30, 2024 from $21.5 million for the comparable period in 2023. The increase is primarily attributable to a gain of $73.1 million on the extinguishment of the 2026 Notes. During the six months ended June 30, 2023, other income, net, included a gain of $10.0 million related to a legal settlement, a gain of $7.2 million resulting from the repurchase of 2024 Notes and a gain of $2.7 million related to the fair value adjustment for earn-outs.

Provision for (benefit from) income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change

	(Dollars in thousands)			(Dollars in thousands)
Provision for (benefit from) income taxes	$1,258	$(155)	912%	$1,620	$1,059	53%

Provision for income taxes was $1.3 million and $1.6 million for the three and six months ended June 30, 2024, respectively. Our consolidated effective tax rate during the three months ended June 30, 2024 was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate, valuation allowance recorded against losses generated in the U.S., e-bot7 Germany, and Bulgaria, and changes to unrecognized tax benefits in Israel.

The increase in the tax provision in the current period as compared to the prior period is due to changes in the forecasted earnings by jurisdiction year over year, the effects of U.S. state taxes as a result of net operation loss utilization limitations, and offsetting activities related to the prior period tax benefit including the change in Israeli tax rate, the return-to-provision adjustments from foreign tax return filings, and the changes in valuation allowance connected to the sale of Kasamba during the prior period.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(16,832)	$(30,549)
Net cash used in investing activities	(17,716)	(5,635)
Net cash used in financing activities	$(31,797)	$(150,372)

As of June 30, 2024, we had approximately $146.0 million in cash and cash equivalents, a decrease of approximately $67.0 million from the cash and cash equivalents and restricted cash balance as of December 31, 2023. The decrease is primarily attributable to the Company’s repayment in full at maturity of the outstanding $72.5 million in aggregate principal amount of the 2024 Notes coupled with various other uses of cash for operating purposes.

Net cash used by operating activities was $16.8 million for the six months ended June 30, 2024. Our net income of $6.2 million includes the effect of non-cash expenses related to depreciation of $15.9 million, a net expense in stock-based compensation of $13.5 million, amortization of purchased intangible assets and finance leases of $7.9 million, allowance for credit losses of $8.9 million, a goodwill impairment of $3.6 million and intangible and other assets impairment of $10.6 million, offset by gain on debt extinguishment of $73.1 million, in connection with the exchange of our 2026 Notes. This was further driven by a decrease in accrued expenses and other current liabilities of $35.9 million, partially offset by decreases in accounts receivable of $16.2 million and prepaid expenses and other current assets of $8.7 million.

Our net loss of $6.6 million for the six months ended June 30, 2023 includes the effect of non-cash expenses related to depreciation of $17.1 million, amortization of purchased intangibles and finance leases of $10.9 million, partially offset by a gain on divestiture of $17.6 million and a net reversal in stock-based compensation of $6.8 million, largely attributable to the settlement of earn-outs related to prior acquisitions. This was further driven by an increase in accounts receivable of $20.5 million, an increase in prepaid expenses and other current assets of $9.1 million, a decrease in other liabilities of $7.8 million, and a decrease in accounts payable of $19.8 million, partially offset by an increase in accrued expenses and other current liabilities of $16.7 million, a decrease in contract acquisition costs of $3.5 million, and an increase in deferred revenue of $15.7 million.

Net cash used in investing activities was $17.7 million for the six months ended June 30, 2024, and was primarily driven by purchases of property and equipment and capitalization of internally developed software. Net cash used in investing activities was $5.6 million for the six months ended June 30, 2023 and was primarily driven by purchases of fixed assets and capitalization of internally developed software, partially offset by the proceeds from the sale of Kasamba.

Net cash used in financing activities was $31.8 million for the six months ended June 30, 2024, which was driven primarily by the full repayment of our 2024 Notes, repurchase of 2026 Notes for $4.9 million and payments of debt issuance costs of $4.2 million in connection with the debt exchange transaction, partially offset by proceeds from the issuance of 2029 Notes. Net cash used in financing activities was $150.4 million for the six months ended June 30, 2023, which was driven primarily by the repurchase of our 2024 convertible notes.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service and sales and marketing departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of June 30, 2024, we had an accumulated deficit of approximately $850.8 million.

Our principal sources of liquidity are the net proceeds from the issuance of our convertible senior notes, after deducting purchaser discounts as applicable and debt issuance costs paid by us, and payments received from customers using our products. We anticipate that our current cash and cash equivalents will be sufficient to satisfy our working capital and capital requirements for at least the next 12 months. However, we cannot assure you that we will not require additional funds prior to such time, and we would then seek to sell additional equity or debt securities through public financings, or seek alternative sources of financing. Further, we continue to plan to refinance the remaining balance of our 2026 Notes on or prior to their maturity. We cannot assure you that additional funding will be available on favorable terms, when needed, if at all. If we are unable to obtain any necessary financing, we may be required to further reduce the scope of our planned sales and marketing and product development efforts, which could materially adversely affect our financial condition and operating results. In addition, we may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in or acquire complementary businesses, technologies, services or products.

The indenture governing the 2029 Notes includes a financial covenant that requires the Company to maintain a minimum cash balance of $60 million at all times. Proceeds of the 2029 Notes may be used only to (i) pay interest, or cash settle, the 2029 Notes, (ii) cash settle the Warrants, (iii) exchange, repurchase, redeem, replace or otherwise refinance 2026 Notes (or refund or replenish cash of the company or any of its subsidiaries used to do so after May 13, 2024) or (iv) pay or reimburse certain fees, costs and expenses related to the foregoing and the other transactions contemplated by the Exchange and Purchase Agreement as amended or otherwise modified from time to time.

Upon conversion or exercise, the 2029 Notes and Cash-Settled Warrants would be settled for cash. In addition, the 2026 Notes and the 2029 Notes are subject to repurchase at the option of holders if the Company undergoes a “fundamental change”, and the 2026 Notes and the 2029 Notes are subject to events of default customary for notes issued in connection with similar transactions, which could result in the acceleration of amounts owed. See Note 8 – Convertible Senior Notes, Net of Current Portion, Capped Call Transactions, and Warrants for additional information.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We actively monitor the movement of the U.S. dollar against the Israeli new shekel (“NIS”), Pound Sterling, Euro, Australian dollar, and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter into these types of arrangements. Our Israeli operations have currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the NIS. During both the three and six months ended June 30, 2024, the U.S. dollar appreciated by approximately 1% as compared to the NIS. During the three and six months ended June 30, 2024, expenses generated by our Israeli operations totaled approximately $3.3 million and $6.9 million, respectively. Based on our exposure to NIS exchange rate fluctuation against a dollar as of June 30, 2024, an increase or decrease in the value of the NIS would not have a material impact on our income before income taxes.

Collection Risks

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the six months ended June 30, 2024, our allowance for credit losses increased by $0.1 million to approximately $9.4 million. During the six months ended June 30, 2023, we decreased our allowance for credit losses by $0.2 million to approximately $9.0 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for credit losses on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against the applicable recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for credit losses when accounts previously reserved have been collected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2024. Disclosure controls and procedures ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed and summarized within the time periods specified in the Securities and Exchange Commission’s rules and forms, and ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 4, 2024 (as amended on April 29, 2024), which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Other than as set forth below, there have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

Risks Related to our Outstanding Convertible Notes and Warrants

Servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

In December 2020, we issued $517.5 million in aggregate principal amount of 0% Convertible Senior Notes due 2026 (“2026 Notes”), which do not bear any regular interest, in a private placement. In June 2024, we privately exchanged $100.0 million in principal amount of newly issued Convertible Senior Notes due 2029 (“2029 Notes”), which, depending on time- and event-based conditions, bear cash interest at a rate ranging from 4.17% to 5% and paid-in-kind interest at a rate ranging from 6.66% to 8%, for $145,957,000 aggregate principal amount of outstanding 2026 Notes, and issued $50.0 million in aggregate principal amount of 2029 Notes in a private placement. The remaining 2026 Notes will need to be refinanced on or prior to their December 15, 2026 maturity. Further, if greater than $60.0 million principal amount of 2026 Notes remains outstanding 91 days prior to such maturity date, then the 2029 Notes will immediately become due and payable.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our outstanding Notes or any additional future indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our current or any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

The terms of our Convertible Senior Notes due 2029 require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

The 2029 Notes are guaranteed on a senior basis by certain of our direct and indirect domestic and foreign subsidiaries and secured by first priority security interests in substantially all of the assets of the Company and the subsidiary guarantors, subject to customary exceptions.

The indenture governing the 2029 Notes restricts our ability to, among other things, pursue certain dispositions, mergers or acquisitions, encumber our intellectual property, incur debt, preferred stock or liens, pay dividends or make other payments in respect of our capital stock, or make investments and engage in certain business transactions. The indenture governing the 2029 Notes also includes a financial covenant that requires us at all times to maintain a minimum cash balance of $60.0 million (excluding proceeds of the 2029 Notes). Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

We may not have the ability to raise the funds necessary to settle conversions of our outstanding convertible debt securities and cash-settled warrants in cash or to repurchase our outstanding convertible debt securities upon a fundamental change, and any future debt may contain limitations on our ability to pay cash upon conversion or repurchase of our outstanding convertible debt securities and cash-settled warrants.

Holders of our outstanding Notes have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change before the maturity date at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest (including cash and PIK components thereof in the case of the 2029 Notes), if any, plus, in the case of the 2029 Notes, an amount equal to 66% of the remaining future interest payments (including cash and PIK components thereof) that would have been payable through June 15, 2029, discounted at a rate equal to the comparable treasury rate plus 50 basis points. In addition, upon conversion of the Notes, we are required to make cash payments in respect of the Notes being converted (except, in the case of the 2026 Notes, if we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share)). Further, upon the exercise of the Cash-Settled Warrants, we are required to make cash payments in respect of the Cash-Settled Warrants being exercised (except to the extent that, following payment, we would have “available cash” (as defined therein) of less than $100.0 million, in which case we may defer payment of the settlement amount at an annualized interest rate of 6.0%, compounded monthly).

However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor, to pay cash with respect to the Notes being converted or to pay cash with respect to the Cash-Settled Warrants being exercised. In addition, our ability to repurchase Notes, to pay cash upon conversions of Notes or to pay cash upon exercises of Cash-Settled Warrants may be limited by law, regulatory authority, or agreements governing our indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the governing indenture or to pay any cash upon conversions of Notes as required by the governing indenture would constitute a default under the governing indenture. A default under the governing indenture or the fundamental change itself could also lead to a default under the indenture governing the other series of Notes or agreements governing any future indebtedness. If the payment of either or both Series of Notes were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the Notes, to repurchase the Notes or to pay cash upon conversions of the Notes.

Provisions in the indentures for our outstanding convertible debt securities may deter or prevent a business combination that may be favorable to securityholders.

If a fundamental change occurs prior to the maturity date of the outstanding Notes, the holders of such Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. In addition, if a make-whole fundamental change occurs prior to the maturity date of a series of Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes of such series in connection with such make-whole fundamental change. Furthermore, the indentures governing the outstanding Notes prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the relevant series of Notes. These and other provisions in the indentures governing the Notes could deter or prevent a third party from acquiring us even when the acquisition may be favorable to securityholders.

The conditional conversion feature of our outstanding convertible debt securities, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of an outstanding series of Notes is triggered, holders of the relevant series of Notes will be entitled to convert their Notes of such series at any time during specified periods at their option. If one or more holders elect to convert their Notes (unless, in the case of the 2026 Notes, we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share)), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of the relevant series of Notes do not elect to convert their Notes of such series, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes of such series as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The potential effect, if any, of these transactions and activities on the market price of our common stock or the 2026 Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock and the value of the 2026 Notes (and as a result, the amount and value of the consideration that a holder would receive upon the conversion of any 2026 Notes) and, under certain circumstances, a holder’s ability to convert 2026 Notes.

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

Risks Related to our Common Stock

If the trading price of our common does not satisfy The NASDAQ Stock Market LLC (“Nasdaq”) minimum closing bid price requirement, our common stock may be subject to delisting.

Our common stock currently is listed on the Nasdaq Global Select Market. We are required to meet specified financial requirements in order to maintain such listing, including a closing bid price of at least $1.00. While we believe we currently comply with applicable listing standards of the Nasdaq Global Select Market, during 2024, our common stock closing bid price has been below $1.00 on multiple occasions, including on March 14, 2024, from March 28, 2024 through July 17, 2024 and on July 19, 2024.

We can provide no assurance that we will be able to prevent our common stock from again dropping below the minimum bid price requirement, or prevent future non-compliance with the listing requirements. In addition, to maintain a listing with Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, the failure of our common stock to be listed or quoted on any of The Nasdaq Global Select Market, The Nasdaq Global Market or The New York Stock Exchange would constitute a “fundamental change” under the indentures governing the 2026 Notes and the 2029 Notes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Except as previously disclosed on Form 8-K, there were no unregistered sales of equity securities by the issuer during the three months ended June 30, 2024.

Purchase of Equity Securities by the Issuer

There were no repurchases of equity securities by the issuer during the three months ended June 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended June 30, 2024, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulations S-K.

ITEM 6. EXHIBITS

4.1
Indenture, dated as of June 3, 2024, by and among LivePerson, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.1 to LivePerson’s Current Report on Form 8-K filed on June 4, 2024)

4.2		Form of Senior Secured Convertible Note due 2029 (included within the Indenture filed as Exhibit 4.1 hereto)

4.3
Warrant to Purchase Common Stock issued by LivePerson, Inc. on June 3, 2024 to Lynrock Lake Master Fund LP (incorporated by reference to Exhibit 4.3 to LivePerson’s Current Report on Form 8-K filed on June 4, 2024)

4.4		Warrant issued by LivePerson, Inc. on June 3, 2024 to Lynrock Lake Master Fund LP (incorporated by reference to Exhibit 4.4 to LivePerson’s Current Report on Form 8-K filed on June 4, 2024)

10.1
Exchange and Purchase Agreement, dated as of May 13, 2024, by and between LivePerson, Inc. and Lynrock Lake Master Fund LP (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on May 13, 2024)

10.2
First Amendment to Exchange and Purchase Agreement, dated as of June 3, 2024, by and between LivePerson, Inc. and Lynrock Lake Master Fund LP (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on June 4, 2024)

10.3		Amendment to LivePerson, Inc. 2018 Inducement Plan (dated as of May 17, 2024) (incorporated by reference to Exhibit 99.3 to LivePerson’s Registration Statement on Form S-8 filed on June 20, 2024)

31.1	*	Certification by principal executive officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by principal financial officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document -- The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (formatted as Inline XBRL)
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date:	August 6, 2024	By:	/s/ JOHN SABINO
		Name:	John Sabino

		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2024	By:	/s/ JOHN COLLINS
		Name:	John Collins

		Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)