Form 10-Q
period 2024-09-30
LIVEPERSON INC
filed 2024-11-08
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On November 1, 2024, 90,849,244 shares of the registrant’s common stock were outstanding.

LIVEPERSON, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q about LivePerson, Inc. (“LivePerson”, the “Company,” “we,” “our” or “us”) that are not historical facts are forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about LivePerson and our industry. Our expectations, assumptions, estimates and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, assumptions, estimates and projections will be realized. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition (including statements regarding expectations for retention rates, customer attrition and revenue and other statements based on examinations of historical operating trends) and management strategies. Many of these statements are found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects” and variations of such words or similar expressions are intended to identify forward-looking statements. However, not all forward-looking statements contain these words. Forward-looking statements are subject to risks and uncertainties that could cause actual future events or results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2024 (as amended on April 29, 2024) in the section entitled Part I, Item 1A., “Risk Factors” and in this Quarterly Report on Form 10-Q in the section entitled Part II, Item 1A., “Risk Factors.” It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We do not undertake any obligation to revise forward-looking statements to reflect future events or circumstances. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
LIVEPERSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2024	December 31, 2023

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$142,104	$210,782
Restricted cash	—	2,143
Accounts receivable, net of allowance for credit losses of $9,532 and $9,290 as of September 30, 2024 and December 31, 2023, respectively	49,947	81,802
Prepaid expenses and other current assets (Note 1)	21,208	26,981
Total current assets	213,259	321,708
Operating lease right-of-use assets (Note 9)	98	4,135
Property and equipment, net (Note 6)	105,120	119,325
Contract acquisition costs, net (Note 2)	35,819	37,354
Intangible assets, net (Note 5)	49,900	61,625
Goodwill (Note 5)	282,331	285,631
Deferred tax assets	4,550	4,527
Other assets	949	1,208
Total assets	$692,026	$835,513
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,680	$13,555
Accrued expenses and other current liabilities (Note 7)	75,102	97,024
Deferred revenue (Note 2)	75,606	81,858
Convertible senior notes (Note 8)	—	72,393
Operating lease liabilities (Note 9)	141	2,719
Total current liabilities	168,529	267,549
Convertible senior notes, net of current portion (Note 8)	470,304	511,565
Operating lease liabilities, net of current portion (Note 9)	—	2,173
Deferred tax liabilities	3,389	2,930
Other liabilities	3,898	3,158
Total liabilities	646,120	787,375
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value - 200,000,000 shares authorized, 93,076,963 and 90,603,519 shares issued, 90,310,890 and 87,837,446 shares outstanding as of September 30, 2024 and December 31, 2023, respectively.	93	91
Treasury stock - 2,766,073 shares as of September 30, 2024 and December 31, 2023	(3)	(3)
Additional paid-in capital	932,602	913,522
Accumulated deficit	(879,133)	(856,988)
Accumulated other comprehensive loss	(7,653)	(8,484)
Total stockholders’ equity	45,906	48,138
Total liabilities and stockholders’ equity	$692,026	$835,513

    See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands, except share and per share amounts)
Revenue	$74,244	$101,332	$239,268	$306,515
Costs, expenses and other:
Cost of revenue	24,547	29,021	75,222	103,005
Sales and marketing	22,845	32,118	79,448	93,312
General and administrative	17,697	30,448	63,897	70,065
Product development	22,922	35,575	77,885	94,933
Impairment of goodwill	—	11,895	3,627	11,895
Impairment of intangibles and other assets	—	2,959	10,568	2,959
Restructuring costs	1,448	2,097	7,876	15,999
Loss (gain) on divestiture	—	—	558	(17,591)
Amortization of purchased intangible assets	823	894	2,388	2,644
Total costs, expenses and other	90,282	145,007	321,469	377,221
Loss from operations	(16,038)	(43,675)	(82,201)	(70,706)
Other (expense) income, net:
Interest (expense) income, net	(4,147)	1,068	(3,652)	3,005
Gain on debt extinguishment	—	—	73,083	7,200
Other (expense) income, net	(7,615)	(10,164)	(7,246)	2,191
Total other (expense) income, net	(11,762)	(9,096)	62,185	12,396
Loss before provision for income taxes	(27,800)	(52,771)	(20,016)	(58,310)
Provision for income taxes	509	541	2,129	1,600
Net loss	$(28,309)	$(53,312)	$(22,145)	$(59,910)

Net loss per share of common stock:
Basic	$(0.32)	$(0.68)	$(0.25)	$(0.78)
Diluted	$(0.32)	$(0.68)	$(0.25)	$(0.78)
Weighted-average shares used to compute net loss per share:
Basic	89,515,111	78,005,210	88,773,677	76,902,316
Diluted	89,515,111	78,005,210	88,773,677	76,902,316

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Net loss	$(28,309)	$(53,312)	$(22,145)	$(59,910)
Foreign currency translation adjustment	2,535	(2,158)	831	(906)
Comprehensive loss	$(25,774)	$(55,470)	$(21,314)	$(60,816)

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands, except share data)
Balance as of December 31, 2023	90,603,519	$91	(2,766,073)	$(3)	$913,522	$(856,988)	$(8,484)	$48,138
Common stock issued upon vesting of restricted stock units	432,701	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	8,251	—	—	8,251
Common stock issued under Employee Stock Purchase Plan (ESPP)	95,603	—	—	—	122	—	—	122
Net loss	—	—	—	—	—	(35,631)	—	(35,631)
Other comprehensive loss	—	—	—	—	—	—	(1,698)	(1,698)
Balance as of March 31, 2024	91,131,823	$91	(2,766,073)	$(3)	$921,896	$(892,619)	$(10,182)	$19,183
Common stock issued upon vesting of restricted stock units	536,424	1	—	—	1	—	—	2
Stock-based compensation	—	—	—	—	5,762	—	—	5,762
Common stock issued under ESPP	84,273	—	—	—	55	—	—	55
Activity related to divestiture (Note 19)	—	—	—	—	(185)	—	—	(185)
Net income	—	—	—	—	—	41,795	—	41,795
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Balance as of June 30, 2024	91,752,520	$92	(2,766,073)	$(3)	$927,529	$(850,824)	$(10,188)	$66,606
Common stock issued upon exercise of stock options	13	—	—	—	—	—	—	—
Common stock issued upon vesting of restricted stock units	1,249,035	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	4,981	—	—	4,981
Common stock issued under ESPP	75,395	—	—	—	93	—	—	93
Net loss	—	—	—	—	—	(28,309)	—	(28,309)
Other comprehensive income	—	—	—	—	—	—	2,535	2,535
Balance as of September 30, 2024	93,076,963	$93	(2,766,073)	$(3)	$932,602	$(879,133)	$(7,653)	$45,906

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands, except share data)
Balance as of December 31, 2022	78,350,984	$78	(2,766,073)	$(3)	$771,052	$(692,362)	$(10,677)	$68,088
Common stock issued upon exercise of stock options	18,687	—	—	—	130	—	—	130
Common stock issued upon vesting of restricted stock units	413,252	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	9,560	—	—	9,560
Common stock issued under ESPP	87,794	—	—	—	724	—	—	724
Issuance of common stock in connection with acquisitions	—	—	—	—	380	—	—	380
Activity related to divestiture (Note 19)	—	—	—	—	66,775	(64,100)	57	2,732
Net loss	—	—	—	—	—	(17,420)	—	(17,420)
Other comprehensive income	—	—	—	—	—	—	809	809
Balance as of March 31, 2023	78,870,717	$79	(2,766,073)	$(3)	$848,621	$(773,882)	$(9,811)	$65,004
Common stock issued upon exercise of stock options	11,154	—	—	—	8	—	—	8
Common stock issued upon vesting of restricted stock units	295,564	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,380	—	—	8,380
Common stock issued under ESPP	97,832	—	—	—	397	—	—	397
Issuance of common stock in connection with acquisitions	1,036,823	1	—	—	5,147	—	—	5,148
Net income	—	—	—	—	—	10,822	—	10,822
Other comprehensive income	—	—	—	—	—	—	386	386
Balance as of June 30, 2023	80,312,090	$80	(2,766,073)	$(3)	$862,553	$(763,060)	$(9,425)	$90,145
Common stock issued upon exercise of stock options	17,727	—	—	—	15	—	—	15
Common stock issued upon vesting of restricted stock units	588,159	1	—	—	1	—	—	2
Issuance of common stock in connection with acquisitions (Note 9)	190,042	—	—	—	1,192	—	—	1,192
Stock-based compensation	—	—	—	—	8,849	—	—	8,849
Common stock issued under ESPP	82,747	—	—	—	348	—	—	348
Net loss	—	—	—	—	—	(53,312)	—	(53,312)
Other comprehensive loss	—	—	—	—	—	—	(2,158)	(2,158)
Balance as of September 30, 2023	81,190,765	$81	(2,766,073)	$(3)	$872,958	$(816,372)	$(11,583)	$45,081

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023

	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(22,145)	$(59,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	18,833	4,480
Depreciation	23,165	24,852
Reduction of operating lease right-of-use assets	4,130	—
Amortization of purchased intangible assets and finance leases	11,585	16,369
Amortization of debt issuance costs and accretion of debt discount	3,079	3,384
Impairment of goodwill	3,627	11,895
Impairment of intangibles and other assets	10,568	2,959
Change in fair value of warrants	7,790	—
Change in fair value of contingent consideration	—	5,442
Gain on debt extinguishment	(73,083)	(7,200)
Allowance for credit losses	9,642	2,653
Loss (Gain) on divestiture	558	(17,591)
Deferred income taxes	408	741
Equity loss in joint venture	—	2,264
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	22,213	(16,390)
Prepaid expenses and other current assets	5,933	(18,028)
Contract acquisition costs	1,535	6,189
Other assets	268	1,390
Accounts payable	4,367	(13,420)
Accrued expenses and other current liabilities	(34,354)	21,225
Deferred revenue	(6,112)	12,691
Operating lease liabilities	(4,779)	(500)
Other liabilities	757	(7,797)
Net cash used in operating activities	(12,015)	(24,302)
INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(21,504)	(22,437)
Purchases of intangible assets	(2,001)	(3,245)
Proceeds from divestiture	—	13,819
Net cash used in investing activities	(23,505)	(11,863)
FINANCING ACTIVITIES:
Principal payments for financing leases	(381)	(2,468)
Proceeds from issuance of common stock in connection with the exercise of options and ESPP	270	1,622
Proceeds from issuance of senior notes	50,000	—
Payment of debt issuance costs	(7,359)	—
Payments on repurchase of 2024 convertible senior notes	(72,491)	(149,702)
Payments on repurchase of 2026 convertible senior notes	(4,901)	—
Net cash used in financing activities	(34,862)	(150,548)

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023

	(In thousands)

Effect of foreign exchange rate changes on cash and cash equivalents	(439)	(1,164)
Net decrease in cash, cash equivalents, and restricted cash	(70,821)	(187,877)
Cash, cash equivalents, and restricted cash - beginning of year	212,925	392,198
Plus: cash classified within current assets held for sale - beginning of year	—	10,011
Cash, cash equivalents, and restricted cash - end of period	$142,104	$214,332

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$142,104	$212,189
Restricted cash	—	2,143
Total cash, cash equivalents, and restricted cash - end of period	$142,104	$214,332

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net	$1,674	$998
Cash paid for interest	292	909
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment and intangible assets recorded in accounts payable	$171	$548
Right-of-use assets obtained in exchange for operating lease liabilities	111	4,817

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

The Conversational Cloud, LivePerson’s enterprise-class digital customer conversation platform, is trusted by the world’s top brands to accelerate their contact center transformation, orchestrate conversations across all channels, departments and systems, increase agent productivity, and deliver more personalized, AI-empowered customer experiences. The Conversational Cloud powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, short messaging service (“SMS”), social media and third-party consumer messaging platforms. Brands can also use the Conversational Cloud to connect conversations across voice and digital channels to give customers additional options and ensure their interactions with brands are seamlessly integrated no matter where they choose to reach out. Most recently, the Conversational Cloud has been enhanced to provide a secure platform with appropriate guardrails where Generative AI and LLMs can be deployed and continually optimized in ways that help consumers and drive results for brands without sacrificing trust.

LivePerson’s digital customer conversation platform enables what the Company calls “the tango” of humans, LivePerson bots, third-party bots and LLMs, in which humans oversee and are assisted by AI and can seamlessly step into conversations as needed. Agents become highly efficient, leveraging the AI engine (including generative AI capabilities) to surface relevant content, define next-best actions and take over repetitive transactional work so that the agent can focus on relationship building. By seamlessly integrating customer engagement channels, LivePerson’s proprietary AI, and third-party bots and AI, the Conversational Cloud offers brands a comprehensive approach to scaling automations across all customer conversations.

Basis of Presentation

The condensed consolidated financial statements, and the financial data and other information disclosed in the notes to the condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited consolidated financial statements at that date.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements reflect the operations of LivePerson and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on previously reported net loss or equity.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2024.

Prepaid expenses and other current assets

The following table presents the detail of prepaid expenses and other current assets as of the dates presented:

	September 30, 2024	December 31, 2023

	(In thousands)
Prepaid software maintenance	$8,604	$8,592
VAT receivable	4,505	4,399
Prepaid server maintenance	508	2,634
Prepaid - other	3,211	2,599
Other assets	4,380	8,757
Total prepaid expenses and other current assets	$21,208	$26,981

Recently Adopted Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for annual periods beginning after December 15, 2023. As of September 30, 2024, the Company has one operating and reportable segment and does not expect this standard to have a material impact on its condensed consolidated financial statements and related disclosures.

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

Note 2. Revenue Recognition

The majority of the Company’s revenue is generated from hosted service revenues, which is inclusive of its platform pricing model, and related professional services. Revenues are recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. No single customer accounted for 10% or more of total revenue for the three and nine months ended September 30, 2024 and 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company’s revenues disaggregated by revenue source for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Revenue:
Hosted services (1)	$62,655	$85,747	$201,466	$254,371
Professional services	11,589	15,585	37,802	52,144
Total revenue	$74,244	$101,332	$239,268	$306,515
(1)On March 20, 2023, the Company completed the sale of Kasamba and therefore ceased recognizing revenue related to Kasamba effective on the transaction close date. Further, this sale eliminated the entire Consumer segment, as a result of which revenue is presented within a single condensed consolidated segment. Hosted services includes $7.2 million of revenue related to Kasamba for the nine months ended September 30, 2023.

Remaining Performance Obligation

As of September 30, 2024, the aggregate amount of the total transaction price allocated in contracts with original duration of one year or greater to the remaining performance obligations was $312.9 million. Approximately 91% of the Company’s remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of less than one year. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606, “Revenue from Contracts with Customers.”

Revenue by Geographic Location

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s revenues attributable to operations by region for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Americas (1)	$50,925	$73,739	$169,335	$216,960
EMEA (2)	14,321	16,165	43,101	47,280
APAC (3)	8,998	11,428	26,832	42,275
Total revenue	$74,244	$101,332	$239,268	$306,515
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company recognized revenue of $5.3 million and $70.0 million for the three and nine months ended September 30, 2024, respectively, which was included in the corresponding deferred revenue balance at the beginning of the year. The Company recognized revenue of $13.9 million and $83.7 million for the three and nine months ended September 30, 2023, respectively, which was included in the corresponding deferred revenue balance at the beginning of the year.

The Company’s long-term deferred revenues are included in Other liabilities on the condensed consolidated balance sheets. The opening and closing balances of the Company’s accounts receivable, unbilled receivables, contract acquisition costs, net, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable	Contract Acquisition Costs, Net (Non-current)	Deferred Revenue (Current)	Deferred Revenue (Non-current)

	(In thousands)
Balance as of December 31, 2022	$53,468	$33,069	$43,804	$84,494	$174
Increase (decrease), net	6,914	(11,649)	(6,450)	(2,636)	9
Balance as of December 31, 2023	$60,382	$21,420	$37,354	$81,858	$183
(Decrease) increase, net	(16,292)	(15,563)	(1,535)	(6,252)	140
Balance as of September 30, 2024	$44,090	$5,857	$35,819	$75,606	$323

Amortization expense in connection with contract acquisition cost was $4.1 million and $13.8 million for the three and nine months ended September 30, 2024, respectively. Amortization expense in connection with contract acquisition cost was $5.1 million and $18.5 million for the three and nine months ended September 30, 2023, respectively.

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is the Company’s estimate of the amount of expected credit losses in the Company’s existing accounts receivable, based on both specific and general reserves. The Company maintains general reserves on a collective basis by considering factors such as historical experience, creditworthiness, the age of the trade receivable balances, and current economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The activity in the allowance for credit losses as of the dates presented is as follows:

	September 30, 2024	December 31, 2023

	(In thousands)
Balance, beginning of year	$9,290	$9,239
Additions charged to costs and expenses	9,642	3,319
Deductions/write-offs	(9,400)	(3,268)
Balance, end of period	$9,532	$9,290

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, stock options, restricted stock units, warrants, 0.750% Convertible Senior Notes due 2024 (“2024 Notes”), and 0% Convertible Senior Notes due 2026 (the “2026 Notes”) are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share when including them has an anti-dilutive effect. See Note 8 – Convertible Senior Notes, Net of Current Portion, Capped Call Transactions, and Warrants for additional information about the 2024 Notes, 2026 Notes and First Lien Convertible Senior Notes due 2029 (the “2029 Notes” and together with the 2024 Notes and the 2026 Notes, the “Notes”).

Reconciliation of shares used in calculating basic and diluted net loss per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands, except number of shares and per share amounts)
Net loss	$(28,309)	$(53,312)	$(22,145)	$(59,910)
Weighted-average number of shares outstanding, basic and diluted	89,515,111	78,005,210	88,773,677	76,902,316
Net loss per share, basic and diluted	$(0.32)	$(0.68)	$(0.25)	$(0.78)

The securities listed below were excluded from the computation of diluted net loss per share for all periods presented, as their effect would have been anti-dilutive.

	As of September 30,
	2024	2023
Shares subject to outstanding common stock options and employee stock purchase plan	2,788,694	3,256,397
Restricted stock units	10,093,975	4,570,885
Earn-outs	—	8,255,818
Conversion option of the 2024 Notes	406,021	1,878,862
Conversion option of the 2026 Notes	5,978,154	6,879,283
Warrants	9,746,723	—
Total	29,013,567	24,841,245
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Geographic Information

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s long-lived assets by geographic region as of September 30, 2024 and December 31, 2023, respectively:

	September 30,	December 31,
	2024	2023

	(In thousands)
United States	$402,873	$438,420
Germany	43,037	45,424
Australia	11,749	11,660
Netherlands	5,853	5,863
Other (1)	15,255	12,438
Total long-lived assets	$478,767	$513,805
——————————————
(1)Israel, United Kingdom, Japan, France, Italy, Spain, Canada, and Singapore

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
The changes in the carrying amount of goodwill as of September 30, 2024 and December 31, 2023 are as follows:

Consolidated

(In thousands)
Balance as of December 31, 2022	$296,214
Adjustments to goodwill:
Goodwill impairment (1)	(11,895)
Foreign exchange adjustment	1,312
Balance as of December 31, 2023	$285,631
Adjustments to goodwill:
Goodwill impairment (1)	(3,627)
Foreign exchange adjustment	327
Balance as of September 30, 2024	$282,331
——————————————
(1) The sum of these amounts represents the accumulated goodwill impairment balance in our operating segment as of September 30, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As a result of the Company’s intention to sell or dispose of its WildHealth reporting unit, during the first quarter of 2024, the Company recorded a non-cash impairment charge of $3.6 million in the condensed consolidated statements of operations, to recognize a full impairment of goodwill associated with its WildHealth reporting unit. WildHealth was divested in June 2024. Refer to Note 19 - Divestitures for additional information.

There were no impairments of goodwill in the Company’s Business reporting unit during the three and nine months ended September 30, 2024.

As of September 30, 2023, the Company’s reporting units consisted of Business and WildHealth. Based on the Company’s 2023 annual goodwill impairment test, the Company recorded a non-cash impairment charge of $11.9 million in the condensed consolidated statements of operations during the three months ended September 30, 2023, representing a portion of goodwill related to the WildHealth reporting unit. There were no impairments of the Company’s Business reporting unit during the three and nine months ended September 30, 2023.

Intangible Assets, Net

Intangible assets are summarized as follows as of the dates presented:

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

	(In thousands)			(In years)
Amortizing intangible assets:
Technology	$94,586	$(70,923)	$23,663	5.0
Customer relationships	32,066	(21,143)	10,923	10.0
Patents	17,088	(2,394)	14,694	12.6
Trademarks	1,404	(863)	541	5.0
Trade names	1,045	(1,045)	—	2.8
Other	914	(835)	79	4.1
Total	$147,103	$(97,203)	$49,900

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

	(In thousands)			(In years)
Amortizing intangible assets:
Technology	$94,549	$(60,465)	$34,084	5.0
Customer relationships	32,025	(19,542)	12,483	10.0
Patents	15,350	(1,916)	13,434	12.9
Trademarks	1,400	(707)	693	5.0
Trade names	1,044	(672)	372	2.8
Other	914	(355)	559	4.1
Total	$145,282	$(83,657)	$61,625

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for purchased intangible assets and finance leases, net was $3.7 million and $5.5 million for the three months ended September 30, 2024 and 2023, respectively, and $11.6 million and $16.4 million for the nine months ended September 30, 2024 and 2023, respectively. Of these amounts, amortization expense included in Cost of revenue in the condensed consolidated statements of operations was $2.9 million and $4.6 million for the three months ended September 30, 2024 and 2023, respectively, and $9.2 million and $13.7 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company’s intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable and the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows that are expected to result from the use of the asset. There were no impairments of intangible assets during the three months ended September 30, 2024. During the first quarter of 2024, the Company recognized a non-cash impairment charge related to WildHealth of $2.2 million included in Impairment of intangibles and other assets in the condensed consolidated statements of operations. During the three months ended September 30, 2023, the Company recognized a non-cash impairment charge related to WildHealth of $3.0 million included in Impairment of intangibles and other assets in the condensed consolidated statements of operations. WildHealth was divested in June 2024. Refer to Note 19 - Divestitures for additional information.

As of September 30, 2024, estimated annual amortization expense for the next five years and thereafter is as follows:

Estimated Amortization Expense
(In thousands)
Remainder of 2024	$3,660
2025	14,230
2026	11,544
2027	1,436
2028	1,368
Thereafter	17,662
Total	$49,900

Note 6. Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. The Company reviews the estimated useful lives of its property and equipment on an ongoing basis. The following table presents the detail of property and equipment, net as of the dates presented:

	September 30, 2024	December 31, 2023	Useful life

	(In thousands)		(In years)
Internal-use software development costs	$187,901	$181,079	5
Computer equipment and software	126,901	123,580	3 to 5
Furniture, equipment and building improvements	234	327	The lesser of 5 or estimated useful life
Finance lease right-of-use assets	138	3,060	2
Property and equipment, at cost	315,174	308,046
Less: accumulated depreciation	(210,054)	(188,721)
Property and equipment, net	$105,120	$119,325

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Depreciation and amortization expense of property and equipment was $7.3 million and $7.8 million during the three months ended September 30, 2024 and 2023, respectively, and $23.2 million and $24.9 million during the nine months ended September 30, 2024 and 2023, respectively.

Expenditures for routine maintenance and repairs are charged to operating expense as incurred. Major renewals and improvements are capitalized and depreciated over their estimated useful lives.

During the second quarter of 2024, the Company recorded non-cash impairment charges of $8.3 million related to capitalized software development costs. The impairment charges were included in Impairment of intangibles and other assets in the condensed consolidated statements of operations for the nine months ended September 30, 2024. These impairment charges pertained to internal projects that were discontinued and had no future economic benefit. There were no impairments of property and equipment during the three and nine months ended September 30, 2023.

Total depreciation included in the condensed consolidated statements of operations for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Cost of revenue	$1,701	$1,949	$5,154	$6,382
Sales and marketing	752	809	2,392	2,276
General and administrative	35	73	226	373
Product development	4,738	4,933	15,393	15,821
Total	$7,226	$7,764	$23,165	$24,852

Note 7. Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities as of the dates presented:

	September 30, 2024	December 31, 2023

	(In thousands)
Professional services and consulting and other vendor fees	$46,577	$67,585
Payroll and other employee-related costs	10,065	20,767
Warrants liability	13,056	—
Finance lease liability	114	3,037
Restructuring	2,005	2,076
Sales commissions	986	734
Non-income tax	556	556
Other	1,743	2,269
Total	$75,102	$97,024

Note 8. Convertible Senior Notes, Net of Current Portion, Capped Call Transactions, and Warrants

Convertible Senior Notes due 2024 and Capped Calls

In March 2019, the Company issued $230.0 million aggregate principal amount of its 0.750% Convertible Senior Notes due 2024 in a private placement. Interest on the 2024 Notes was payable semi-annually in arrears on March 1 and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 1 of each year. The 2024 Notes matured on March 1, 2024, on which date the Company repaid in full the outstanding $72.5 million in aggregate principal amount of the 2024 Notes.

On March 21, 2023, the Company entered into individual privately negotiated transactions (the “Note Repurchase Agreements”) with certain holders of its 2024 Notes, pursuant to which the Company agreed to pay an aggregate of $149.7 million in cash for the repurchase of $157.5 million in aggregate principal amount of the 2024 Notes (the “Note Repurchases”). During the first quarter of 2023, the Company recognized a $6.1 million gain, net of transaction costs of $0.5 million on debt extinguishment, which represented the difference between the carrying value and the fair value of the 2024 Notes just prior to the Note Repurchases, which was recorded in Other (expense) income, net in the condensed consolidated statements of operations. The gain on debt extinguishment was subsequently adjusted by an immaterial amount of $1.1 million with a total gain of $7.2 million reported as of December 31, 2023.

Upon completion of the Note Repurchases, the aggregate principal amount of the 2024 Notes was reduced by $157.5 million to $72.5 million and the carrying amount of the 2024 Notes reduced by $228.3 million to $72.0 million. A corresponding portion of the 2024 capped calls were terminated in connection following the Note Repurchases as required by their terms for minimal consideration.

As of September 30, 2024, there was no outstanding principal amount of the 2024 Notes.

Convertible Senior Notes due 2026 and Capped Calls

In December 2020, the Company issued $517.5 million aggregate principal amount of its 2026 Notes in a private placement, of which $361.2 million aggregate principal amount was outstanding as of September 30, 2024. The 2026 Notes are senior unsecured obligations of the Company.

The 2026 Notes will mature on December 15, 2026, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the offering of the 2026 Notes, after deducting debt issuance costs, was $505.3 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.

During the three and nine months ended September 30, 2024, the conditions allowing holders of the 2026 Notes to convert were not met.

In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions with certain counterparties (the “2026 capped calls”). The 2026 capped calls each have an initial strike price of approximately $75.23 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 capped calls have initial cap prices of $105.58 per share, subject to certain adjustment events. The 2026 capped calls cover, subject to anti-dilution adjustments, approximately 6.88 million shares of common stock. The 2026 capped calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the 2026 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The 2026 capped calls expire on December 15, 2026, subject to earlier exercise. The 2026 capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the 2026 capped calls are subject to certain specified additional disruption events that may give rise to a termination of the 2026 capped calls, including changes in law, failure to deliver, and hedging disruptions. The 2026 capped calls are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $46.1 million incurred to purchase the 2026 capped calls was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheets.

Pursuant to a privately negotiated exchange and purchase agreement (the “Exchange and Purchase Agreement”), on June 3, 2024, the Company exchanged $146.0 million principal amount of the 2026 Notes then held by an investor for $100.0 million principal amount of new 2029 Notes, and the same investor purchased an additional $50.0 million principal amount of the 2029 Notes for cash. In connection with the exchange and purchase, the Company also issued the Warrants (as defined below) to the investor, and the investor agreed to purchase up to $50.0 million of additional 2029 Notes upon the Company’s request at any time prior to December 3, 2024 (the “Delayed Draw Notes”). As a result of the exchange and purchase transactions, during the second quarter of 2024, the Company recognized a $68.1 million gain on debt extinguishment which represented the difference between the carrying value of the 2026 Notes so exchanged and the collective fair value of the 2029 Notes and the Warrants, net of the cash payment received from the investor. The extinguishment gain was recorded in Gain on debt extinguishment in the condensed consolidated statements of operations.

On June 13, 2024, the Company repurchased $10.3 million principal amount of the 2026 Notes for $4.9 million in cash. As a result of the transaction, during the second quarter of 2024, the Company recognized a $5.0 million gain on debt extinguishment, which was recorded in Gain on debt extinguishment in the condensed consolidated statements of operations.

As a result of the adoption of ASU 2020-06 “Debt - Debt with Conversion and Other Options (Subtopic 815-40) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), the 2026 Notes are accounted for as a single liability. The 2026 Notes were classified as long-term liabilities in the condensed consolidated balance sheets as of September 30, 2024. After the completion of the exchange and repurchase, the aggregate principal amount of the 2026 Notes was reduced by $156.3 million to $361.2 million and the carrying amount of the 2026 Notes reduced by $154.7 million to $357.8 million. A corresponding portion of the 2026 capped calls were terminated in connection following the transactions as required by their terms for no consideration. The remaining term over which the 2026 Notes’ debt issuance costs will be amortized is 2.4 years at an effective interest rate of 0.40% for the three months ended September 30, 2024.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The 2029 Notes are guaranteed on a senior basis by certain of the Company’s direct and indirect domestic and foreign subsidiaries and secured by first priority security interests in substantially all of the assets of the Company and such subsidiary guarantors, subject to customary exceptions. The indenture governing the 2029 Notes contains affirmative and negative covenants and events of default customary for senior secured notes issued in connection with similar transactions. The negative covenants include limitations on asset sales, the incurrence of debt, preferred stock and liens, fundamental changes, investments, dividends and other payment restrictions affecting subsidiaries, restricted payments and transactions with affiliates. Among other things, these covenants generally prohibit the payment of cash dividends on the Company’s common stock. The indenture governing the 2029 Notes permits the Company and its subsidiaries to incur, subject to certain requirements, up to $150.0 million of debt that is junior in lien priority and subordinated in right of payment to the 2029 Notes. The indenture governing the 2029 Notes also includes a financial covenant that requires the Company at all times to maintain a minimum cash balance of $60.0 million (excluding proceeds of the 2029 Notes). Upon request of the investor, the indenture governing the 2029 Notes requires the Company to enter into a registration rights agreement with respect to the 2029 Notes containing customary terms including demand, shelf and piggyback registration rights. The Company was in compliance with its financial covenants as of September 30, 2024.

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

Holders of the 2029 Notes may convert their 2029 Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2029 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2029 Notes on each applicable trading day as determined by the Company; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the indenture governing the 2029 Notes) per $1,000 principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

common stock and the product of (x) the quotient of (i) the “conversion amount” (as defined in the Indenture) in respect of $1,000 principal amount of the 2029 Notes on such trading day divided by (ii) 1,000 times (y) the conversion rate for the 2029 Notes on each such trading day; (3) with respect to any 2029 Notes that the Company calls for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (4) upon the occurrence of specified corporate events; or (5) during the period from August 17, 2026 through September 14, 2026, if the aggregate principal amount of 2026 Notes exceeds $60.0 million on August 16, 2026. On or after February 15, 2029, holders may convert all or any portion of their 2029 Notes at any time prior to the close of business on June 13, 2029, regardless of the foregoing circumstances. The 2029 Notes include certain embedded features requiring bifurcation, which did not have material values as of September 30, 2024 due to management’s estimates of the likelihood of triggering events, but that may have value in the future should those estimates change, with any change in fair value recorded in the Company’s condensed consolidated statements of operations.

The 2029 Notes (including all accrued and unpaid interest) are convertible at the option of the holders at certain times into cash based on a daily conversion value calculated on a proportionate basis for each trading day in a 50 trading day observation period, initially corresponding to 13.2933 shares of the Company’s common stock per $1,000 principal amount of 2029 Notes. The Company is not required to deliver its common stock upon conversion under any circumstances. The conversion rate for the 2029 Notes is subject to adjustment if certain events occur and contains customary anti-dilution protections. During the three months ended September 30, 2024, the conditions allowing holders of the 2029 Notes to convert were not met.

As a result of the adoption of ASU 2020-06, the 2029 Notes are accounted for as a single liability, and the carrying amount of the 2029 Notes is $112.2 million as of September 30, 2024, consisting of principal of $150.0 million, net of unamortized issuance costs of $7.2 million and debt discount of $30.5 million. The 2029 Notes were classified as long-term liabilities in the condensed consolidated balance sheets as of September 30, 2024. The remaining term over which the 2029 Notes’ debt issuance costs will be amortized is 4.8 years at an effective interest rate of 19.18% as of September 30, 2024.

Unamortized debt issuance costs incurred in connection with securing the Company’s financing arrangements are presented in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. All deferred financing costs are amortized to interest expense. The net carrying amount of the Notes as of the dates presented is as follows:

	September 30, 2024			December 31, 2023

	2026 Notes	2029 Notes	Total	2024 Notes	2026 Notes	Total
	(In thousands)			(In thousands)
Principal	$361,204	$150,000	$511,204	$72,492	$517,500	$589,992
Unamortized debt discount	—	(30,543)	(30,543)	—	—	—
Unamortized issuance costs	(3,115)	(7,242)	(10,357)	(99)	(5,935)	(6,034)
Total net carrying value	$358,089	$112,215	$470,304	$72,393	$511,565	$583,958
Less: short-term debt, net	—	—	—	72,393	—	72,393
Long-term debt, net	$358,089	$112,215	$470,304	$—	$511,565	$511,565

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Contractual interest expense	$5,341	$136	$7,022	$705
Accretion of debt discount	1,034	—	1,335	—
Amortization of debt issuance costs	603	657	1,744	3,384
Total interest expense	$6,978	$793	$10,101	$4,089

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest expense of $7.0 million and $10.1 million is reflected as a component of interest (expense) income, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024, respectively. Interest expense was $0.8 million and $4.1 million for the three and nine months ended September 30, 2023, respectively.

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

The Warrants were classified as current liabilities in the Company’s condensed consolidated balance sheet and recorded at fair value of $5.3 million at the issuance date with any subsequent changes in fair value to be recorded in the Company’s condensed consolidated statements of operations. As of September 30, 2024, the Warrants had a fair value of $13.1 million. A loss of $7.8 million for the change in fair value was recorded in Other (expense) income, net, in the Company’s condensed consolidated statements of operations for the three months ended September 30, 2024.

Note 9. Leases

The Company has non-cancelable operating and finance leases for its corporate offices and other service agreements. Its leases have remaining lease terms of approximately 1 year or less, some of which include options to extend. The Company uses the non-cancelable lease term when recognizing the right-of-use (“ROU”) assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised.

The Company continues to actively assess its global lease portfolio. However, any additional de-recognition of ROU assets and incurrence of various one-time expenses in connection with early termination of additional leases are not expected to be material to its financial condition or results of operations.

Supplemental cash flow information related to leases for the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$273	$818	$1,694	$2,655
Operating cash flows for finance leases	2	6	23	43
Financing cash flows for finance leases	28	542	381	2,468

The components of lease costs for the periods presented are as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Finance lease cost
Amortization of right-of-use assets	$22	$929	$377	$2,759
Interest	2	6	23	43
Operating lease cost	2,325	2,937	7,792	8,564
Total lease cost	$2,349	$3,872	$8,192	$11,366

	September 30, 2024	September 30, 2023
Weighted Average Remaining Lease Term:
Operating leases	0.4 years	2.3 years
Finance leases	1.0 year	1.7 years

Weighted Average Discount Rate:
Operating leases	7%	7%
Finance leases	7%	4%
Supplemental balance sheet information related to leases as of the dates presented is as follows:

	Financial Statement Classification	September 30, 2024	December 31, 2023

		(In thousands)
Assets
Operating right-of-use assets	Operating lease right-of-use assets	$98	$4,135
Finance right-of-use assets	Property and equipment, net	138	3,060

Liabilities
Current liabilities:
Operating lease liabilities	Operating lease liabilities	$141	$2,719
Finance lease liabilities	Accrued expenses and other current liabilities	114	3,037
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities, net of current portion	—	2,173
Finance lease liabilities	Other liabilities	—	85
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

Financial Assets and Liabilities

The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of the dates presented, are summarized as follows:

	September 30, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets
Cash equivalents - money market funds	$114,474	$—	$—	$114,474
Total assets	$114,474	$—	$—	$114,474
Liabilities
Warrants liability	$—	$—	$13,056	$13,056
Total liabilities	$—	$—	$13,056	$13,056

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets
Cash equivalents - money market funds	$174,701	$—	$—	$174,701
Total assets	$174,701	$—	$—	$174,701

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The estimated fair value of outstanding balances of the Notes as of the dates presented are as follows:

	Level of Hierarchy	Fair Value	Principal Balance	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Value

		(In thousands)
September 30, 2024
2026 Notes	2	$160,736	$361,204	$—	$(3,115)	$358,089
2029 Notes	3	133,410	150,000	(30,543)	(7,242)	112,215
December 31, 2023
2024 Notes	2	$71,396	$72,492	$—	$(99)	$72,393
2026 Notes	2	364,487	517,500	—	(5,935)	511,565

Management determined the fair value of 2026 Notes and 2024 Notes by using Level 2 inputs based on observable market prices and antithetic variable technique done by an independent valuation specialist. Management determined the fair value of the 2029 Notes by using Level 3 inputs, including the yield of 16% and the credit spread of 11.98%.
Warrants

The Company recorded the fair value of the Warrants upon issuance using the Black-Scholes valuation model and is required to revalue these Warrants at each reporting date with any changes in fair value recorded on the Company’s condensed statement of operations. The valuation of the Warrants was classified as Level 3 within the fair value hierarchy and is influenced by the fair value of the underlying, or notional amount of, common stock of the Company. A summary of the Black-Scholes pricing model assumptions used to record the fair value of the Warrants as of September 30, 2024 is as follows:

Stock price	$1.28
Risk free rate	3.79%
Expected life (in years)	9.68
Expected volatility	73%

Any significant changes in the inputs may result in significantly higher or lower fair value measurements. Refer to Note 8 – Convertible Senior Notes, Net of Current Portion, Capped Call Transactions, and Warrants for additional information.

The changes in fair value of the Level 3 Warrants and earn-out liabilities as of the dates presented are as follows:

	September 30, 2024	December 31, 2023

	(in thousands)
Balance, beginning of year	$—	$72,221
Change in fair value of contingent consideration	—	4,629
Change in fair value of liability awards	—	(27,857)
Payments	—	(48,993)
Issuance of warrants	5,266	—
Change in fair value of warrants	7,790	—
Balance, end of period	$13,056	$—
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The earn-outs determined to be compensatory were remeasured each reporting period based on whether the performance targets were probable of being achieved and recognized over the related service periods. During the year ended December 31, 2023, the Company settled the VoiceBase, Tenfold, e-Bot7 and WildHealth, Inc. earn-outs for approximately $19.9 million, $9.3 million, $7.7 million, and $12.0 million, respectively.

Changes to the fair value of the earnouts were recognized as a component of stock-based compensation expense and Other (expense) income, net in the condensed consolidated statements of operations. Payments in cash were recognized as a component of compensation expense and payments in stock were recognized as a component of equity in the condensed consolidated statements of operations. There were no outstanding earnout liabilities as of September 30, 2024 based on settlements that were completed as of December 31, 2023.
Note 11. Commitments and Contingencies

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company’s 401(k) policy is a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. Furthermore, the match is immediately vested. Salaries and related expenses include $0.5 million and $0.8 million of employer matching contributions for the three months ended September 30, 2024 and 2023, respectively, and $2.3 million and $3.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Letters of Credit

As of September 30, 2024, the Company had letters of credit totaling $0.5 million outstanding as a security deposit for the due performance by the Company of the terms and conditions of a supply contract.

Contractual obligations

The Company’s purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. These purchase obligation agreements are primarily related to contracts with vendors in connection with Information Technology (“IT”) infrastructure and cloud computing-related services with remaining terms of two years or less. The Company’s contractual obligations as of September 30, 2024, did not materially change from the amounts disclosed in the Company’s 2023 Annual Report on Form 10-K.

Indemnifications

The Company enters into service and license agreements in its ordinary course of business. Pursuant to some of these agreements, the Company agrees to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using the Company’s products.

The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid subject to customary deductibles. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of the three and nine months ended September 30, 2024 and 2023.

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

Stock Incentive Plan

The Company’s 2019 Stock Incentive Plan became effective on April 11, 2019. The 2019 Stock Incentive Plan, as amended and restated, allows the Company’s employees and directors to participate in the Company’s future performance through grants of stock-based awards of stock options and RSUs at the discretion of the board of directors. The number of shares authorized for issuance under the 2019 Stock Incentive Plan as of September 30, 2024 was 42,367,744 shares in the aggregate. Stock options granted under the 2019 Stock Incentive Plan have ten-year terms. As of September 30, 2024, 736,626 shares of common stock remained available for issuance (taking into account all stock option exercises and other equity award settlements through September 30, 2024).

Employee Stock Purchase Plan

As of September 30, 2024, there were 2,000,000 shares authorized and reserved for issuance under the Company’s ESPP, and as of September 30, 2024, 788,785 shares of common stock remained available for issuance under the ESPP (taking into account all share purchases through September 30, 2024).

Inducement Plan

There are 13,079,009 shares of common stock authorized and reserved for issuance under the Company’s 2018 Inducement Plan, inclusive of 6,920,000 shares, in the aggregate, authorized for issuance during the first and second quarters of 2024. As of September 30, 2024, 75,129 shares of common stock remained available for issuance under the Inducement Plan (taking into account all option exercises and other equity award settlements through September 30, 2024).

CEO Inducement Award

As part of an equity compensation package negotiated to induce John Sabino, the Company’s Chief Executive Officer, to accept employment with the Company, pursuant to the terms of the employment agreement entered into between Mr. Sabino and the Company, the Company granted Mr. Sabino an option to purchase 1,000,000 shares of common stock (the “CEO Inducement Award”) that will vest upon the satisfaction of certain performance-based and time-based vesting conditions. On May 17, 2024, the Company’s board of directors authorized 1,000,000 shares for issuance under the CEO Inducement Award in compliance with and in reliance on Nasdaq Listing Rule 5635(c)(4). The CEO Inducement Award was a standalone award granted outside of the 2019 Stock Incentive Plan and 2018 Inducement Plan. As of September 30, 2024, no shares of common stock remained available for issuance under the CEO Inducement Award.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Option Activity

The following table is a summary of the Company’s stock option activity for the nine months ended September 30, 2024:

	Stock Option Activity			Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Options		Weighted Average Exercise Price
	(In thousands)		(Per option)	(In years)	(In thousands)
Balance outstanding as of December 31, 2023	3,137		$22.68	4.84	$40
Granted	1,000	(1)	1.02
Cancelled or expired	(1,348)		22.12
Balance outstanding as of September 30, 2024	2,789		15.20	6.16	—
Options vested and expected to vest	677		6.89	9.04	—
Options exercisable as of September 30, 2024	1,600		$22.61	3.94	$—
——————————————
(1) Represents the CEO Inducement Award, which does not count against the number of shares reserved for issuance under the Company’s 2019 Stock Incentive Plan or the Company’s 2018 Inducement Plan.

As of September 30, 2024, there was approximately $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.5 years.

Restricted Stock Unit and Performance-Vesting Restricted Stock Unit Activity

The following table is a summary of the Company’s RSU and PRSU activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value

	(In thousands)	(Per share)	(In thousands)
Balance outstanding as of December 31, 2023	5,064	$12.53	$19,193
Awarded	8,305	1.02
Vested	(2,218)	10.28
Forfeited	(1,057)	15.86
Non-vested and outstanding as of September 30, 2024	10,094	3.20	12,921
Expected to vest	7,257	$3.37	$9,289
RSUs granted to employees generally vest over a three to four-year period or upon achievement of certain performance conditions. As of September 30, 2024, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested RSUs and PRSUs was approximately $22.4 million and the weighted-average remaining vesting period was 1.6 years.

PRSUs granted are generally subject to both a service-based vesting condition and a performance-based vesting condition. PRSUs will vest upon the achievement of specified performance targets and subject to continued service through the applicable vesting dates. The associated compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. There were no PRSUs granted during the three and nine months ended September 30, 2024. PRSUs granted during the three and nine months ended September 30, 2023, were immaterial.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total stock-based compensation costs included in the condensed consolidated statements of operations for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Cost of revenue	$251	$76	$882	$879
Sales and marketing	2,182	2,726	6,491	7,429
General and administrative	1,725	5,180	5,841	(6,070)
Product development	1,217	3,314	5,619	2,242
Total	$5,375	$11,296	$18,833	$4,480

Note 13. Restructuring

LivePerson maintains restructuring initiatives to realign the Company’s cost structure to better reflect significant product and business model innovation and then-recent changes due to acquisitions and factors outside the control of the Company. In connection with the restructuring initiatives, the Company recognized restructuring costs of $1.4 million and $2.1 million during the three months ended September 30, 2024 and 2023, respectively, and $7.9 million and $16.0 million during the nine months ended September 30, 2024 and 2023, respectively, which is included in Restructuring costs in the condensed consolidated statements of operations. Such costs primarily include severance and other compensation costs as well as IT infrastructure contract termination costs.

The following table presents the detail of the liability for the Company’s restructuring charges, which is included within Accrued expenses and other current liabilities within the condensed consolidated balance sheets as of the dates presented:

	September 30, 2024	December 31, 2023
	(In thousands)
Balance, beginning of the year	$2,076	$803
IT contract termination (reversals) costs	(568)	5,744
Severance and other compensation associated costs	8,444	16,920
Cash payments	(7,947)	(21,391)
Balance, end of period	$2,005	$2,076

The Company anticipates that payments associated with the employee severance and other compensation associated costs reflected in the table above will be substantially completed by December 31, 2024.

The following table presents the detail of expenses for the Company’s restructuring charges for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
IT contract termination reversals	$—	$—	$(568)	$—
Severance and other associated costs	1,448	2,097	8,444	15,999
Total restructuring costs	$1,448	$2,097	$7,876	$15,999

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In January 2024, a purported derivative action entitled Marti v. LoCascio, No. 1:24-cv-00598, was filed in the United States District Court for the Southern District of New York by a purported stockholder of the Company against the Company’s former Chief Executive Officer, its Chief Financial Officer, most of the members of the current board of directors and several former directors. The Marti litigation claims that the Company itself was harmed by the same acts and omissions underlying the Damri federal securities lawsuit, and seeks to recover unspecified losses on behalf of the Company. Between June and September 2024, four other purported derivative actions were filed by purported stockholders of the Company against the Company’s former Chief Executive Officer, its Chief Financial Officer, most of the members of the current board of directors and several former directors. These three purported derivative actions, similar to the Marti litigation, claim that the Company itself was harmed by the same acts and omissions underlying the Damri federal securities lawsuit, and seek to recover unspecified losses on behalf of the Company. The three actions are entitled: (i) Steffens v. Block, No. 1:24-cv-04481, filed in the United States District Court for the Southern District of New York; (ii) Ravi v. LoCascio, Index No. 653498/2024, filed in the Supreme Court of the State of New York, New York County, (iii) Morales v. LoCascio, No. 1:24-cv-05297, filed in the United States District Court for the Southern District of New York, and (iv) Perkins v. LoCascio, Index No. 654992/2024, filed in the Supreme Court of the State of New York, New York County. The Marti, Steffens and Morales cases are stayed pending further developments in the Damri case.

In January 2024, a purported stockholder of the Company filed a lawsuit against the Company and its Board of Directors entitled Browne v. Layfield, No. 2024-0079, in the Court of Chancery of the State of Delaware. The complaint asserted a claim for breach of fiduciary duty based upon a Tax Benefits Preservation Plan. In February 2024, the Board approved technical amendments to the Tax Benefits Preservation Plan which were filed by the Company on Form 8-K, and the case was dismissed as moot, subject to attorneys’ fees on behalf of the plaintiff. The plaintiff has sought $850,000 in fees and expenses, which the Company has opposed. On September 5, 2024, the Court awarded the plaintiff $735,000, which has been paid and is recorded in General and administrative expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024.

In February 2024, Starboard Value LP and several of its related entities and investment funds filed a lawsuit against the Company, its former Chief Executive Officer, and its Chief Financial Officer entitled Starboard Value LP v. LivePerson, Inc., No. 2024-0103, in the Court of Chancery of the State of Delaware. The complaint alleges common law fraud, fraudulent inducement, and negligent misrepresentation in connection with an alleged scheme to induce Starboard to settle its 2022 proxy contest against the Company and, as stated in the complaint, involves previous Starboard allegations of misrepresentations in the Company’s public disclosures that the Company previously informed Starboard were found to be unsubstantiated following an independent investigation. The complaint seeks unspecified damages. The defendants have filed an answer denying the substantive allegations of the complaint.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has discontinued all products and services related to COVID-19, and has responded to and intends to continue to cooperate with governmental inquiries related to its previous engagement in COVID-19 related product and service offerings.

Other Legal, Administrative, Governmental and Regulatory Matters

From time to time, the Company is or may be subject to or involved in legal, administrative, governmental and/or regulatory proceedings, inquiries and investigations as well as actual or threatened litigation, claims and/or demands (each an “Action” and collectively “Actions”). These have included and may include (without limitation) Actions brought by or against the Company, its affiliates, subsidiaries, directors and/or officers with respect to intellectual property, contracts, financial, commercial, employment, legal, compliance, privacy, data security, regulatory and/or other matters related to the Company’s business, as well as Actions brought against the Company’s customers for which the Company has a contractual indemnification obligation.

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

The Company records both the interest accrued on the underpayment of income taxes and penalties, if any, related to unrecognized tax benefits in the provision for income taxes in its condensed consolidated statements of operations. The Company maintains a valuation allowance against its U.S., e-bot7 Germany and Bulgaria deferred tax assets as it considered its cumulative losses in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated by jurisdiction, the Company believes that the deferred tax assets related to LivePerson Australia Pty. Ltd., Engage Pty. Ltd., LivePerson (UK) Ltd., LivePerson Italy, LivePerson Japan, and LivePerson Ltd. (Israel) are more likely than not to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and one-time items. The Company had a valuation allowance on certain deferred tax assets for the year ended December 31, 2023 of $211.2 million. In 2024, the Company expects an estimated increase in the valuation allowance of $6.1 million, all of which would be recorded as an expense. During the year ended December 31, 2023, there was an increase in the valuation allowance recorded of $23.7 million.

The Company recorded a tax provision expense of $0.5 million and $2.1 million for the three and nine months ended September 30, 2024, respectively, which consists of a tax provision on operating earnings of non-U.S. subsidiaries, interest accrual on unrecognized tax benefits in Israel, and tax provision for U.S. state jurisdictions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company recorded a tax provision of $0.5 million and $1.6 million for the three and nine months ended September 30, 2023, respectively, which was made up of tax provision on operating earnings, a stock compensation tax deficiency related to the stock compensation arrangements of LivePerson, Inc., LivePerson (UK) Ltd., and LivePerson Ltd. (Israel), and an increase in valuation allowance activity on deferred tax assets resulting from a release of deferred tax liabilities as a result of the Kasamba sale during the first quarter of 2023.

The decrease in the tax provision for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 is due to return-to-provision adjustments from foreign return filings. The increase in the tax provision for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is due to changes in the forecasted earnings by jurisdiction year over year, the effects of U.S. state taxes as a result of net operating loss utilization limitations, and offsetting activities related to the prior period tax benefit including the change in Israeli tax rate, the return-to-provision adjustments from foreign tax return filings, and the changes in valuation allowance connected to the sale of Kasamba during the prior period and the debt restructuring in 2024.

Note 16. Equity Method Investment

On February 13, 2022, the Company and Pasaca Capital Inc. (“Pasaca”) entered into a joint venture agreement (the “JV Agreement”) to form Claire Holdings, Inc. (“Claire”), a joint venture to build, create, and administer a marketplace for health and well-being diagnostic testing. Pursuant to the terms of the JV Agreement, the Company agreed to contribute a total of $19.0 million over a five-year period in exchange for a 19.2% ownership interest in Claire. Pasaca agreed to contribute $80.0 million to Claire over a five-year period in exchange for an 80.8% ownership interest in Claire. The Company accounts for its 19.2% interest in Claire using the equity method of accounting. The Company recorded its ownership percentage of losses of Claire in other (expense) income, net in the amount of $0.9 million and $2.3 million for the three and nine months ended September 30, 2023, respectively. The Company’s equity method investment in joint venture was reduced to zero during the prior year, based on the prior year losses, and remained at zero on the condensed consolidated balance sheet as of September 30, 2024. Refer to Note 18 – Related Parties for additional information.

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

The assets, liabilities, revenues, and operating results of the VIEs after elimination of intercompany transactions were not material during 2024.

In the second quarter of 2024, the Company entered into an agreement for and completed the sale of 100% equity in WildHealth. As a result, as of September 30, 2024, the PCs related to WildHealth are no longer considered VIEs of the Company. Refer to Note 19 - Divestitures for additional information.

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

In connection with the JV Agreement, the Company entered into commercial agreements with Claire, under which the Company agreed to provide custom software development and managed services in exchange for fees governed by the terms and conditions set forth therein. In accordance with guidance under ASC 606, Claire was considered a customer of the Company. No revenues were recognized for the services provided to Claire included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2024, compared to revenues of zero and $3.8 million for the three and nine months ended September 30, 2023, respectively.

Note 19. Divestitures

Fiscal 2024 Divestitures

In the first quarter of 2024, the Company announced its intent to sell or dispose of WildHealth and during that quarter, the goodwill and intangible assets associated with the WildHealth reporting unit were fully impaired. See Note 5 – Goodwill and Intangible Assets, Net for additional details. In the second quarter of 2024, the Company entered into an agreement for and completed the sale of 100% equity in WildHealth with a third party. Pursuant to ASC Subtopic 205-20, Presentation of Financial Statements - Discontinued Operations, the divestiture did not meet the criteria for presentation as a discontinued operation. WildHealth was part of the Business segment and was a separate reporting unit. The transaction resulted in a loss of $0.6 million which was recognized and presented separately in Loss (gain) on divestiture on the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2024. Subsequent to the closing, the Company does not have ongoing involvement or arrangements with WildHealth.

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

The Share Purchase Agreement between Ingenio, LLC (“Ingenio”) and the Company closed on March 20, 2023. In accordance with the Share Purchase Agreement, the Company sold all of the issued and outstanding shares of Kasamba for $16.9 million which was received in cash upon closing; and $2.6 million deferred payment to be received within a year of the close transaction date, which was included in Prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of March 31, 2023. $11.8 million was required to be held in various escrow accounts for up to 15 months, and was included in Restricted cash on the Company’s consolidated balance sheets; however, $9.8 million of this escrow amount was released as of December 31, 2023. In June 2024, restricted cash of $2.0 million was released and is classified as Cash and cash equivalents on the condensed consolidated balance sheet as of September 30, 2024. The transaction resulted in a gain of $17.6 million, which was recognized and presented separately in Loss (gain) on divestiture on the Company’s consolidated statements of operations during the year ended December 31, 2023. During the nine months ended September 30, 2024, the Company recognized $1.8 million of post-closing adjustments pertaining to the final agreement amount which is recorded in General and administrative expenses in the condensed consolidated statement of operations.

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

Key Metrics and Current Trends

Average Annual Revenue Per Enterprise and Mid-market Customer (“ARPC”) and revenue retention are currently the key performance metrics our management uses to assess the health and trajectory of the Company. These metrics should be viewed independently of revenue, deferred revenue and remaining performance obligations. ARPC increased to approximately $630,000 for the trailing twelve months ended September 30, 2024, as compared to approximately $595,000 for the trailing twelve months ended September 30, 2023. Revenue retention for our enterprise and mid-market customers on the Conversational Cloud, which represents the trailing twelve month change in total revenue from existing customers after upsells, downsells and attrition, was approximately 79% in the third quarter of 2024, below our target range of 105% to 115% and below the level achieved in the second quarter of 2024 (83%) and the third quarter of 2023 (98%).
While our expectations for retention rates continue to improve as we look forward to next year’s renewal cycle, we see heightened risk for the remainder of the current renewal cycle with customers who were likely making their renewal decisions before we installed our new customer success motion. The last set of customers we have identified in this risk category have renewal dates in the fourth quarter this year and first quarter next year. As a result, we currently expect short-term attrition to continue into the first half of 2025 and revenue to decline sequentially as a consequence, with a transition toward positive net new annual recurring revenue expected in the second half of 2025.

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

There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2024, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 4, 2024 (as amended on April 29, 2024).

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

Comparison of the Three and Nine Months Ended September 30, 2024 and September 30, 2023

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

	(Dollars in thousands)			(Dollars in thousands)
Revenue	$74,244	$101,332	(27)%	$239,268	$306,515	(22)%

Revenue decreased by 27% to $74.2 million for the three months ended September 30, 2024, from $101.3 million for the comparable period in 2023. Hosted services decreased by $23.1 million, driven primarily by customer cancellations and downsells. Included in hosted services is a decrease of $1.5 million in revenue that is variable based on interactions and usage. In addition, professional services decreased by $4.0 million for the three months ended September 30, 2024. The three months ended September 30, 2023 also included $8.7 million of revenue from our WildHealth business, which was sold in June 2024.

Revenue decreased by 22% to $239.3 million for the nine months ended September 30, 2024, from $306.5 million for the comparable period in 2023. Hosted services decreased by $52.9 million, driven primarily by customer cancellations and downsells. Included in hosted services is a decrease of $9.7 million in revenue that is variable based on interactions and usage. In addition, professional services decreased by $14.3 million for the nine months ended September 30, 2024. The nine months ended September 30, 2023 also included $12.3 million of revenue from our WildHealth business, which was sold in June 2024, and $7.2 million from our Kasamba business, which was sold in March 2023.

Cost of Revenue

Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

	(Dollars in thousands)			(Dollars in thousands)
Cost of revenue	$24,547	$29,021	(15)%	$75,222	$103,005	(27)%
Percentage of total revenue	33%	29%		31%	34%
Headcount (at period end)	184	192	(4)%	184	192	(4)%

Cost of revenue decreased by 15% to $24.5 million for the three months ended September 30, 2024, from $29.0 million for the comparable period in 2023. This decrease in expense is primarily attributable to a decrease in outsourced labor and related costs of $3.3 million, and a decrease in amortization expenses of $1.7 million related to purchased intangible assets and finance leases, partially offset by an increase in software and hosting expenses of $0.7 million.

Cost of revenue decreased by 27% to $75.2 million for the nine months ended September 30, 2024, from $103.0 million for the comparable period in 2023. This decrease in expense is primarily attributable to a decrease in outsourced labor and related costs of $15.5 million, a decrease in salary and employee-related expenses due to attrition from the prior period of

$6.3 million, a decrease in software and hosting expenses of $1.2 million, and a decrease in amortization expenses of $4.5 million related to purchased intangible assets and finance leases.

Sales and Marketing

Sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

	(Dollars in thousands)			(Dollars in thousands)
Sales and marketing	$22,845	$32,118	(29)%	$79,448	$93,312	(15)%
Percentage of total revenue	31%	32%		33%	30%
Headcount (at period end)	249	338	(26)%	249	338	(26)%

Sales and marketing expenses decreased by 29% to $22.8 million for the three months ended September 30, 2024 from $32.1 million for the comparable period in 2023. This decrease was primarily attributable to a decrease in salary and employee-related expenses of $5.0 million, a decrease in business services and outsourced subcontracted labor of $1.7 million, a decrease in software, hosting and other expenses of $1.6 million, and a decrease in marketing expense of $0.9 million.

Sales and marketing expenses decreased by 15% to $79.4 million for the nine months ended September 30, 2024 from $93.3 million for the comparable period in 2023. This decrease was primarily attributable to a decrease in salary and employee-related expenses of $7.5 million, a decrease in marketing expense of $4.4 million, and a decrease in software, hosting and other expenses of $2.8 million, partially offset by an increase in business services and outsourced subcontracted labor of $0.8 million.

General and Administrative

Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

	(Dollars in thousands)			(Dollars in thousands)
General and administrative	$17,697	$30,448	(42)%	$63,897	$70,065	(9)%
Percentage of total revenue	24%	30%		27%	23%
Headcount (at period end)	138	154	(10)%	138	154	(10)%

General and administrative expenses decreased by 42% to $17.7 million for the three months ended September 30, 2024 from $30.4 million for the comparable period in 2023. This decrease was primarily attributable to a decrease in one-time costs of $6.2 million related to leadership transition and associated legal expenses, a decrease in stock compensation expense of $3.5 million, and a decrease in business services and outsourced subcontracted labor of $2.4 million.

General and administrative expenses decreased by 9% to $63.9 million for the nine months ended September 30, 2024 from $70.1 million for the comparable period in 2023. This decrease was primarily attributable to a decrease in one-time costs of $15.1 million largely related to leadership transition and associated legal expenses and a decrease in business services and outsourced subcontracted labor of $7.3 million. This was partially offset by an increase of $11.9 million in compensation expense due to the favorable settlements of acquisition-related earnouts in the nine months ended September 30, 2023, which did not reoccur in the nine months ended September 30, 2024 and $3.0 million due to lower allocations of IT and facility costs out of general and administrative expenses.

Product Development

Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

	(Dollars in thousands)			(Dollars in thousands)
Product development	$22,922	$35,575	(36)%	$77,885	$94,933	(18)%
Percentage of total revenue	31%	35%		33%	31%
Headcount (at period end)	430	435	(1)%	430	435	(1)%

Product development costs decreased by 36% to $22.9 million for the three months ended September 30, 2024 from $35.6 million for the comparable period in 2023. This decrease is primarily due to a decrease in business services and outsourcing subcontracted labor of $5.8 million, a decrease in salaries and employee-related expenses of $3.4 million, a decrease in stock compensation expenses of $2.1 million, and a decrease in software and hosting expenses of $1.0 million.

Product development costs decreased by 18% to $77.9 million for the nine months ended September 30, 2024 from $94.9 million for the comparable period in 2023. This decrease is primarily related to a decrease in business services and outsourcing subcontracted labor of $10.4 million, a decrease in salaries and employee-related expenses of $9.1 million, and a decrease in software and hosting expense of $2.1 million. These decreases were partially offset by an increase of $3.4 million in compensation expense primarily due to the favorable settlements of acquisition-related earnouts in the nine months ended September 30, 2023, which did not reoccur in the nine months ended September 30, 2024, and an increase in other expenses of $1.6 million.

We continue to invest in new product development efforts to expand the capability of the Conversational Cloud. Upon completion, the project costs will be depreciated over five years. For the three and nine months ended September 30, 2024, $4.7 million and $15.2 million was capitalized for software development costs, respectively, compared to $4.6 million and $19.2 million, respectively, for the comparable periods in 2023.

Restructuring Costs

Restructuring costs consist of reprioritizing and reallocating resources to focus on areas believed to show high growth potential.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

	(Dollars in thousands)			(Dollars in thousands)
Restructuring costs	$1,448	$2,097	(31)%	$7,876	$15,999	(51)%
Percentage of total revenue	2%	2%		3%	5%

We began a restructuring initiative to realign our cost structure to better reflect significant product and business model innovation and have had changes since then due to acquisitions and various other factors outside our control. We have moved to a product-led growth structure where we flattened the organization to align to more efficient sales and service support ratios.
Restructuring costs decreased by 31% to $1.4 million during the three months ended September 30, 2024 from $2.1 million for the comparable period in 2023, driven by a decrease in severance and other related compensation costs.

Restructuring costs decreased by 51% to $7.9 million during the nine months ended September 30, 2024 from $16.0 million for the comparable period in 2023. This was driven by a decrease in severance and other related compensation costs of $7.5 million, and a reversal of IT infrastructure contract termination costs of $0.6 million during the nine months ended September 30, 2024.

Impairment of Goodwill

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

	(Dollars in thousands)			(Dollars in thousands)
Impairment of goodwill	$—	$11,895	(100)%	$3,627	$11,895	(70)%
Percentage of total revenue	—%	12%		2%	4%

Goodwill impairment was $3.6 million during the nine months ended September 30, 2024. This non-cash charge was a result of our impairment test in the first quarter of 2024, attributable to the goodwill associated with our WildHealth reporting unit. There were no impairment charges during the three months ended September 30, 2024. The non-cash charge of $11.9 million during the three and nine months ended September 30, 2023 was a result of our annual goodwill impairment test and was attributable to the WildHealth reporting unit.

Impairment of Intangibles and Other Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

	(Dollars in thousands)			(Dollars in thousands)
Impairment of intangibles and other assets	$—	$2,959	(100)%	$10,568	$2,959	257%
Percentage of total revenue	—%	3%		4%	1%

Impairment of intangibles and other assets was $10.6 million during the nine months ended September 30, 2024, and represents a non-cash charge of $8.3 million related to the impairment of internal use software projects, and a non-cash charge of $2.2 million attributable to the intangible assets associated with our WildHealth reporting unit. There were no impairments of intangible assets during the three months ended September 30, 2024. Impairment of intangibles and other assets was $3.0 million during the three and nine months ended September 30, 2023 and was related to our WildHealth reporting unit.

Total Other (Expense) Income, Net

Total other (expense) income, net consists primarily of gain on debt extinguishment, fair value adjustments for our Warrants and contingent earn-outs, foreign currency gains and losses and income (loss) from our equity method investment. Interest (expense) income, net includes interest expense from our convertible senior notes, partially offset by interest income from cash deposits, and amortization of debt issuance costs and debt discount.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

	(Dollars in thousands)			(Dollars in thousands)
Interest (expense) income, net	$(4,147)	$1,068	(488)%	$(3,652)	$3,005	(222)%
Gain on debt extinguishment	—	—	—%	73,083	7,200	915%
Other (expense) income, net	(7,615)	(10,164)	25%	(7,246)	2,191	(431)%
Total other (expense) income, net	$(11,762)	$(9,096)	(29)%	$62,185	$12,396	402%

Total other (expense) income, net increased by 29% to $11.8 million for the three months ended September 30, 2024 from $9.1 million for the comparable period in 2023. Total other (expense) income, net for the three months ended September 30, 2024 primarily included $5.3 million interest expense on our convertible debt and a $7.8 million adjustment to the fair value of our Warrants. These losses were partially offset by interest income. Total other (expense) income, net for the three months ended September 30, 2023 included $7.2 million change in fair value of the earn-out settlements related to prior acquisitions. The three months ended September 30, 2024 and 2023 also include the impact of currency rate fluctuations.

Total other (expense) income, net increased by 402% to $62.2 million for the nine months ended September 30, 2024 from $12.4 million for the comparable period in 2023. The increase is primarily attributable to a gain of $73.1 million on the extinguishment of the 2026 Notes, partially offset by a $7.8 million adjustment to the fair value of our Warrants and $7.0 million interest expense on our convertible debt. During the nine months ended September 30, 2023, Other (expense) income, net, included a gain of $10.0 million related to a legal settlement, a gain of $7.2 million resulting from the repurchase of 2024 Notes, offset by $5.4 million change in fair value of the earn-out settlements related to prior acquisitions. The nine months ended September 30, 2024 and 2023 also include the impact of currency rate fluctuations.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

	(Dollars in thousands)			(Dollars in thousands)
Provision for income taxes	$509	$541	(6)%	$2,129	$1,600	33%

Provision for income taxes was an expense of $0.5 million and expense of $2.1 million for the three and nine months ended September 30, 2024, respectively. Our consolidated effective tax rate during the three months ended September 30, 2024 was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate, valuation allowance recorded against losses generated in the U.S., e-bot7 Germany, and Bulgaria, and changes to unrecognized tax benefits in Israel.

The increase in the tax provision in the current period as compared to the prior period is due to changes in the forecasted earnings by jurisdiction year over year, the effects of U.S. state taxes as a result of net operation loss utilization limitations, and offsetting activities related to the prior period tax benefit including the change in Israeli tax rate, the return-to-provision adjustments from foreign tax return filings, and the changes in valuation allowance connected to the sale of Kasamba during the prior period and the debt restructuring in 2024.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2024	2023

	(In thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(12,015)	$(24,302)
Net cash used in investing activities	(23,505)	(11,863)
Net cash used in financing activities	$(34,862)	$(150,548)

As of September 30, 2024, we had approximately $142.1 million in cash and cash equivalents, a decrease of approximately $70.8 million from the cash and cash equivalents and restricted cash balance as of December 31, 2023. The decrease is primarily attributable to the Company’s repayment in full at maturity of the outstanding $72.5 million in aggregate principal amount of the 2024 Notes, repurchase of 2026 Notes for $4.9 million, partially offset by proceeds of $50.0 million from issuance of our 2029 Notes, coupled with various other uses of cash for operating and investing purposes.

Net cash used in operating activities was $12.0 million for the nine months ended September 30, 2024. Our net loss of $22.1 million includes the effect of non-cash expenses related to depreciation of $23.2 million, stock-based compensation of $18.8 million, amortization of purchased intangible assets and finance leases of $11.6 million, allowance for credit losses of $9.6 million, change in fair value of Warrants of $7.8 million, a goodwill impairment of $3.6 million, and intangible and other assets impairment of $10.6 million, offset by gain on debt extinguishment of $73.1 million, in connection with the exchange of our 2026 Notes. This was further driven by a decrease in accrued expenses and other current liabilities of $34.4 million, and a decrease in deferred revenue of $6.1 million, partially offset by decreases in accounts receivable of $22.2 million and prepaid expenses and other current assets of $5.9 million.

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

Net cash used in investing activities was $23.5 million for the nine months ended September 30, 2024, and was primarily driven by purchases of property and equipment and capitalization of internally developed software. Net cash used in investing activities was $11.9 million for the nine months ended September 30, 2023 was primarily driven by purchases of fixed assets and capitalization of internally developed software, partially offset by the proceeds from the sale of Kasamba.

Net cash used in financing activities was $34.9 million for the nine months ended September 30, 2024, which was driven primarily by the full repayment of our 2024 Notes of $72.5 million, repurchase of 2026 Notes for $4.9 million and payments of debt issuance costs of $7.4 million in connection with the debt exchange transaction, partially offset by proceeds of $50.0 million from the issuance of 2029 Notes. Net cash used in financing activities was $150.5 million for the nine months ended September 30, 2023, which was driven primarily by the repurchase of our 2024 Notes.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service and sales and marketing departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of September 30, 2024, we had an accumulated deficit of approximately $879.1 million.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We actively monitor the movement of the U.S. dollar against the Israeli new shekel, Pound Sterling, Euro, Australian dollar, and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter into these types of arrangements.

Collection Risks

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the nine months ended September 30, 2024, our allowance for credit losses increased by $0.2 million to $9.5 million. During the nine months ended September 30, 2023, we decreased our allowance for credit losses by $0.2 million to $9.0 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for credit losses on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against the applicable recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for credit losses when accounts previously reserved have been collected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2024. Disclosure controls and procedures ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed and summarized within the time periods specified in the Securities and Exchange Commission’s rules and forms, and ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Except as previously disclosed on Form 8-K, there were no unregistered sales of equity securities by the issuer during the three months ended September 30, 2024.

Purchase of Equity Securities by the Issuer

There were no repurchases of equity securities by the issuer during the three months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended September 30, 2024, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulations S-K.

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

LIVEPERSON, INC.
(Registrant)

Date:	November 8, 2024	By:	/s/ JOHN SABINO
		Name:	John Sabino

		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2024	By:	/s/ JOHN COLLINS
		Name:	John Collins

		Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)