Form 10-K
period 2024-12-31
LIVEPERSON INC
filed 2025-03-14
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $44,140,772 (computed by reference to the last reported sale price on The Nasdaq Global Select Market on that date). The registrant does not have any non-voting common stock outstanding.

On February 28, 2025, 91,313,969 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III will be incorporated by reference from the Registrant’s definitive Proxy Statement for its Annual
Meeting of Stockholders to be filed pursuant to Regulation 14A, or will be included in an amendment to this Form 10-K.

LIVEPERSON, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

i

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K about LivePerson, Inc. (“LivePerson”, the “Company”, “we”, “our” or “us”) that are not historical facts are forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about LivePerson and our industry. Our expectations, assumptions, estimates and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, assumptions, estimates and projections will be realized. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition (including statements regarding expectations for retention rates, customer attrition and revenue and other statements based on examinations of historical operating trends) and management strategies. Many of these statements are found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Annual Report on Form 10-K. When used in this Annual Report on Form 10-K, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” and variations of such words or similar expressions are intended to identify forward-looking statements. However, not all forward-looking statements contain these words. Forward-looking statements are subject to risks and uncertainties that could cause actual future events or results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report on Form 10-K include those set forth in the section entitled Part 1, Item 1A., “Risk Factors.” It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We do not undertake any obligation to revise forward-looking statements to reflect future events or circumstances. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

ii

PART I
Item 1. Business

Overview

LivePerson, Inc. (“LivePerson”, the “Company”, “we”, “our” or “us”) is a leader in digital customer conversation. Over the past two decades, consumers have made digital conversations their primary mode of communication with others. Since 1998, we have enabled meaningful connections between consumers and our customers through our platform and currently power more than one billion conversational interactions each month. These digital and artificial intelligence (“AI”)-powered conversations decrease costs and increase revenue for our brands, resulting in more convenient, personalized and content-rich journeys across the entire consumer lifecycle, and across consumer channels. Our customers’ existing investments in Generative AI and Large Language Models (“LLMs”) are fully compatible with LivePerson’s enterprise-class digital customer conversation platform (the “LivePerson Platform”).

The LivePerson Platform is trusted by the world’s top brands to accelerate their contact center transformation, orchestrate conversations across all channels, departments and systems, increase agent productivity, and deliver more personalized, AI-empowered customer experiences in a safe and secure environment. The LivePerson Platform powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, short messaging service (“SMS”), social media and third-party consumer messaging platforms. Brands can also use the LivePerson Platform to connect conversations across voice and digital channels to give customers additional options and ensure their interactions with brands are seamlessly integrated no matter where they choose to reach out. Agents can manage all conversations with consumers through a single console interface, regardless of where the conversations originated. The LivePerson Platform has been enhanced to provide security with appropriate guardrails where Generative AI and LLMs can be deployed and continually optimized in ways that help consumers and drive results for brands without sacrificing trust.

LivePerson’s robust, cloud-based suite of rich messaging, real-time chat, Generative AI, AI and automation, and conversation orchestration offerings features LLM powered automation (Autopilot), LLM powered agent tools (Copilot: Assist, Summary, Rewrite), Conversation Intelligence tools (Generative Insights, Analytics Studio), integrations (omnichannel solution through Avaya, Inc. partnership, Salesforce connector, iHub workflows powered by Workato), and engagement solutions (proactive messaging, voice to messaging) among others. An extensible application programming interface (“API”) stack facilitates a lower cost of ownership by facilitating robust integration into back-end systems, as well as enabling developers to build their own programs and services on top of the platform. More than 40 APIs and software development kits are available on the LivePerson Platform.

The LivePerson Platform enables what the Company calls “the tango” of humans, LivePerson bots, third-party bots, and LLMs, in which humans oversee and are assisted by AI and can seamlessly step into conversations as needed. Agents become highly efficient, are able to leverage the AI engine (including generative AI capabilities) to surface relevant content, define next-best actions and take over repetitive transactional work so that the agent can focus on relationship building. By integrating customer engagement channels, LivePerson’s proprietary AI, and third-party bots and AI, the LivePerson Platform offers brands a comprehensive approach to scaling automations across all customer conversations.

Complementing the Company’s proprietary digital customer conversation offerings are teams of technical, solutions and consulting professionals that have developed deep domain expertise in the implementation and optimization of conversational services across industries and messaging endpoints. LivePerson’s products, coupled with our domain knowledge, industry expertise and professional services, have been proven to maximize the impact of digital customer service. LivePerson supports and unlocks the power of AI in safe and responsible ways, and delivers measurable return on investment (“ROI”) for our customers.

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

LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. The Company completed an initial public offering in April 2000 and is currently traded on The Nasdaq Global Select Market and the Tel Aviv Stock Exchange (“TASE”).

Market Opportunity

LivePerson’s proprietary digital customer conversation solutions enable consumers and businesses to communicate with each other on conversational channels such as voice, messaging apps, a brand’s own website and apps, and social platforms, in order to get answers to questions, make purchases and resolve customer care inquiries.

Consumers today expect seamless, personalized, and AI-driven digital experiences, yet many brands still rely on outdated, disconnected communication channels. LivePerson is transforming customer engagement by enabling brands to shift from legacy systems to a modern digital core powered by messaging and AI. We see a significant opportunity in voice as a channel, seamlessly integrating voice and messaging to enhance both agent and customer experiences with AI-driven insights and automation. Additionally, our conversational commerce solutions empower brands to drive revenue by allowing buyers to engage on their own terms—when, where, and how they choose. The next generation of customer engagement is being shaped by Generative AI-powered agent and customer experiences, where LivePerson’s AI capabilities work alongside human agents and automation to deliver exceptional efficiency and value. Finally, our unified conversational analytics unlock the power of conversation data across channels, providing deep insights that maximize business outcomes. As brands increasingly shift investments from legacy systems to AI-powered, digital-first experiences, LivePerson is at the forefront of this transformation, enabling businesses to drive efficiency, revenue, and customer satisfaction at scale.

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

We believe that LivePerson’s proprietary digital customer conversation offerings provide a superior alternative to traditional customer experiences. Brands that shift to digital-first customer service and support stand to outperform their competitors by giving consumers the experiences they clearly prefer.

Products and Services

Business solutions offerings

The LivePerson Platform enables businesses and consumers to connect through conversational channels, such as voice, in-app and mobile messaging, while leveraging bots and AI to increase efficiency. The platform, which is marketed primarily to customer care, contact center, customer experience, e-commerce, marketing, and technology executives, combines sophisticated mobile and online engagement technology with robust business intelligence and operational and conversational data to produce compelling, measurable results by intelligently engaging consumers based on a real-time understanding of consumer needs. Rich, contextually aware targeting, actionable insights and personalized experiences empower businesses to get the most out of their existing online, mobile and social platforms. Benefits of the LivePerson Platform include increased agent efficiency, decreased customer care costs, improved customer experiences, higher conversion rates and increased customer lifetime value.

The LivePerson Platform powers the Conversational Flywheel, a powerful framework for driving velocity and continuous improvement across our brands’ conversational AI journey. The Conversational Flywheel, comprising four stages, empowers brands to: (1) understand what customers want by analyzing conversational data to drive actionable business decisions through proprietary analytics utilizing data to target end users with compelling engagement options at any step in the conversion funnel and throughout the customer lifecycle; (2) connect business systems to channels, engaging consumers where they are and feeding those conversations back into the systems brands use every day, maximizing online revenue opportunities, improving conversion rates and reducing shopping cart abandonment by proactively engaging the right visitor, using the right channel, at the right time; (3) assist teams with AI-powered tools and insights designed to help them focus on the tasks and interactions that matter most, providing real-time recommendations to human agents, and leveraging automation and human agents working together seamlessly to support consumers, all over our best-in-class agent workspace; and (4) automate to enable self-service and drive faster resolutions, through personal, connected interactions; all feeding data back into the system. This comprehensive solution blends a proven value-based methodology with an active rules-based engagement engine and deep domain expertise to increase first-contact resolution, improve consumer satisfaction, and reduce attrition rates.

LivePerson’s Conversational AI. LivePerson’s Conversational AI, announced in December 2018, operates as the brains behind LivePerson AI-based products, and was developed using our conversational data set of billions of brand-to-consumer interactions. The LivePerson Platform enables what we call “the tango” of humans, LivePerson bots, third-party bots, and LLMs, in which humans oversee and are assisted by AI and can seamlessly step into conversations as needed. Through the LivePerson Platform, agents become highly efficient, leveraging the AI engine (including generative AI capabilities) to surface relevant content, define next-best actions and take over repetitive transactional work so that the agent can focus on relationship building. By seamlessly integrating the LivePerson Platform with our proprietary AI, as well as bots, the platform provides businesses with a comprehensive view of all AI-based and human-based conversations from a single console. Products developed on LivePerson’s Conversational AI engine include:

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

•Intent Manager, a real-time intent recognition and classification engine that analyzes consumer intentions at every turn of the conversation. Intent Manager is powered by LivePerson’s proprietary natural language understanding (“NLU”) capabilities and machine learning algorithms, which are grounded in over 20+ years of conversational data and more than one billion messaging transcripts across a variety of industries. Intent Manager is currently being used by top brands to gain real-time insights and take action to improve customer service, marketing, and sales automation.

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

No single customer accounted for or exceeded 10% of our total revenue for 2024, 2023, or 2022.

Sales and Marketing

Sales. Our mobile and online messaging solutions are targeted at corporate executives whose primary responsibility is optimization of customer care, sales and marketing, or optimizing a consumer’s journey across the brand’s digital properties. Our solutions enable organizations to provide effective customer service, sales and marketing by orchestrating conversations across all channels, departments and systems and delivering more personalized, AI-empowered customer experiences in a safe and secure environment. We focus on the value that our solutions deliver in the form of increased agent efficiency, reduced contact center costs, increased customer satisfaction, improved customer lifetime value, maximized digital consumer acquisition, and optimized website and mobile business outcomes.

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

We believe that our differentiated approach to enterprise conversations, combined with our unique technology and expertise, has established the Company as a market leader, with an ability to deliver superior returns on investment:

•The LivePerson Platform was designed for AI-assisted and human-powered messaging in mobile and online channels. The platform is designed for security and scalability, offers the broadest ecosystem of messaging endpoints, is designed for ease of use, and features an AI engine custom built for enterprise conversations, intent recognition, robust real-time reporting, role-based real-time analytics, predictive intelligence, and innovations in customer satisfaction and connection measurement. Additionally, our platform offers pre-built, enterprise-grade integrations into back-end systems as well as the ability to work across NLU providers.

•The platform has expanded to power conversations across a broad spectrum of channels and use cases, from traditional sales and customer service, to marketing, social, email, advertising and brick and mortar.

•We have billions of conversations across industries, geographies and use cases. This data is used to feed machine learning models that can understand and handle conversations, and can customize generative AI for enterprise-level performance and safety.

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

•We support our customers through a secure, scalable server infrastructure. Currently, in North America, our servers are hosted in a secure, top-tier, third-party server center located in the Mid-Atlantic United States, and have data backups in a top-tier facility located in the Western United States. In Europe, our servers are hosted in a secure, top-tier, third-party server center located in the United Kingdom (“U.K.”) and have data backups in a top-tier facility located in The Netherlands. In the Asia Pacific region, our servers and data backups are hosted in secure, top-tier, third-party server centers located in Australia. Utilizing scalable network infrastructure and protocols, our network, hardware and software are designed to accommodate our customers’ demand for secure, high-quality 24/7 service, including during peak times such as the holiday shopping season. We have begun the process of migrating our technology infrastructure to the public cloud. Components of our platform are currently hosted on various hyperscalers, and we intend to continue to shift our footprint to the public cloud over the coming years.

•As a hosted service, we are able to add additional capacity and new features quickly and efficiently. This has enabled us to provide these benefits simultaneously to our entire customer base. In addition, it allows us to maintain a relatively short development and implementation cycle.

•As a SaaS provider, we focus on the development of tightly integrated software design and network architecture. Dedicated resources are allocated to designing our software and network architecture based on the fundamental principles of security, reliability and scalability.

Network Architecture and Security. Our network is scalable. Our backup data is housed in separate locations from our primary hosting facilities. We comply with security standards such as System and Organization Controls (“SOC”) 2, and Payment Card Industry (“PCI”) Data Security Standards (“DSS”), and International Standards Organization / International Electrotechnical Commission (“ISO/IEV”) 27001. For increased security, through a multi-layered approach, we use next-generation endpoint detection and response, offer enterprise encryption standards and employ third-party independent service providers to further validate our systems’ security. We also enable our customers to mask certain sensitive data.

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

Intellectual Property and Proprietary Rights

We own a portfolio of patents and patent applications in the United States and internationally and regularly file patent applications to protect intellectual property that we believe is important to our business. As of December 31, 2024, we have 372 patents issued in the U.S. and abroad, and 222 patents pending. We had 27 patents awarded in the U.S. during 2024, and added 65 global patents. Our patents cover Conversational AI and insights, messaging across various consumer channels, behavioral analytics and personalization, and agent effectiveness and call center operations.

We rely on a combination of patent, copyright, trade secret, trademark and other common law protections in the United States and other jurisdictions, as well as confidentiality requirements and contractual provisions, to protect our proprietary technology, processes and other intellectual property.

Human Capital Management

As a leading provider of digital customer conversation solutions, we are at the forefront of a consumer-led shift to Conversational AI, and our platform is setting the industry standard for this future.

As of December 31, 2024, we had 928 full-time employees worldwide, located in more than 20 countries. Of these, 356 were located in the Americas, 380 in Europe, the Middle East, and Africa (“EMEA”), and 184 in APAC. Although we have statutory employee representation obligations in certain countries, our U.S. employees are not covered by collective bargaining arrangements. We believe we have good relations with our employees. For 2024, our key human capital management efforts focused on the following:

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

We support employee training and development through our online Learning Management Systems which provides access to LivePerson product and process training. In addition, employees have access to thousands of learning courses focused on a myriad of topics that include professional skills, technical skills, leadership skills, communication skills, time management skills, AI and machine learning, project management, professional certification prep courses, and additional topics that support an engaged and balanced workforce. We encourage employees to create developmental goals to support their ongoing learning.

We strive to foster an environment in which all employees are supported and enabled to perform at their best individually and collectively. We value a wide range of perspectives, and believe this supports our successful delivery of innovative AI solutions and consumer experience products and services to our global customer base.

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
•Supporting our customer base requires intensive personnel, infrastructure and resource commitment, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.
•Our business depends significantly on our ability to retain our key personnel, attract new personnel, and manage attrition.
•Our contingent pricing arrangement program offers contingent pricing and if we are unsuccessful at achieving customer objectives, the program could result in operating losses.
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
•In the past we have experienced losses, we had an accumulated deficit of $991.3 million as of December 31, 2024 and we may incur losses in the future.
•The non-payment or late payment of amounts due to us from a significant number of customers may negatively impact our financial condition or make it difficult to forecast our revenues accurately.
•There are inherent limitations on the effectiveness of our controls.
•As a “smaller reporting company,” we may comply with certain reduced reporting and disclosure requirements which could make our common stock less attractive to investors.
•Because we recognize revenue from subscriptions for our service over the term of the subscription, declines in business may not be immediately reflected in our operating results.
•If our goodwill or long-lived assets become impaired, we may be required to record a significant charge to earnings.
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
•The terms of our First Lien Convertible Senior Notes due 2029 require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
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
•Provisions in the indentures for our outstanding convertible debt securities may deter or prevent a business combination that may be favorable to security holders.
•Our stock price has been, and may continue to be, highly volatile, which could reduce the value of your investment and subject us to litigation.
•If our common stock continues to trade below $1.00, we may fail to meet the continued listing requirements of The Nasdaq Stock Market LLC, which could result in a delisting of our common stock.
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

Our customers typically subscribe for our services for a twelve-month term and have no obligation to renew their subscription after expiration of the twelve-month term. In some cases, our agreements are terminable or may terminate upon 30 to 90 days’ notice without penalty. Factors including dissatisfaction with the nature or quality of our services as well as reductions in our customers’ spending levels, or declines in customer activity as a result of general economic conditions or uncertainty in financial markets, could lead customers to terminate our service. If a significant number of our customers, or any one customer to whom we provide a significant amount of services, were to terminate services, reduce the amount of services purchased, or fail to purchase additional services, our results of operations may be negatively and materially affected.

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

Because of the small amount of services historically sold in initial orders, we depend significantly on the growth of our customer base, sales to new customers and sales of additional services to our existing customers. If we are able to obtain additional customers or if existing customers decline to purchase additional services, our revenues will be adversely affected.

Supporting our customer base requires intensive personnel, infrastructure and resource commitment, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.

We anticipate that additional investments in our infrastructure, research; and development and customer support and development will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our services; and to expand our business into new geographic areas. The additional investments we are making will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses, and there can be no assurance that they will be successful or meet our customers’ needs.

We regularly upgrade or replace our various software systems. If the implementations of these new applications are delayed, or if we encounter unforeseen problems with our new systems or in migrating away from our existing applications and systems, our operations and our ability to manage our business could be negatively impacted.

Our success depends in part upon the ability of our senior management to manage our business effectively. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan and the market price of our securities could decline.

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

Our contingent pricing arrangement program offers contingent pricing and if we are unsuccessful at achieving customer objectives, the program could result in operating losses.

The Company has developed a fully managed solution where LivePerson provides messaging and AI automation technology as well as labor, automation, and end-to-end program management. This program pricing is contingent on the degree to which a customer achieves its financial objectives, such as increased revenue or reduced operating costs. If we are unsuccessful in achieving these objectives for our customers (including as a result of broader market events, such as inflation and recessionary pressures or decreased consumer confidence), it will reduce the revenue that we recognize and could result in our operating the program at a financial loss, which could have a materially adverse impact on our financial results.

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

We have begun the process of migrating our technology infrastructure to the public cloud. This initiative is a major undertaking as we migrate and reconfigure our current system processes, transactions, data and controls to a new cloud-based platform. It could have a significant impact on our business processes, financial reporting, information systems and internal controls.

As we implement the transition of our technology infrastructure to the public cloud, we may need to divert resources and management attention away from other important business operations. While we are implementing business contingency and other plans to facilitate continuous internet access, sustained or concurrent service denials or similar failures could limit our ability to provide our customers access to cloud-based services or otherwise operate our business. Additionally, we have experienced and may continue to experience issues with customer migration, as many of our customers may not migrate to cloud-based technologies on a timely basis or at all or may choose not to utilize our products and services during and after our transition to cloud-based technologies, which could negatively impact our revenue. Additionally, we may experience difficulties as we manage these changes and transition our technology infrastructure to the public cloud, including loss or corruption of data, interruptions in service and downtime, increased cyber threats and activity, delayed financial reporting, unanticipated expenses including increased costs of implementation and of conducting business, and lost revenue. Although we are conducting design validations and user testing, these may cause delays in transacting our business due to system challenges, limitations in functionality, inadequate management or process deficiencies in the development and use of our systems. Difficulties in implementing or an inability to effectively implement our migration plans could disrupt our operations and harm our business.

As we increase our reliance on public cloud infrastructure, our products and services will become increasingly reliant on continued access to, and the continued stability, reliability, and flexibility of third-party public cloud services. Additionally, we may in the future be unable to secure additional cloud hosting capacity on commercially reasonable terms or at all. If any of our public cloud providers increases pricing terms, terminates or seeks to terminate our contractual relationship, establishes more favorable relationships with our competitors, or changes or interprets their terms of service or policies in a manner that is unfavorable to us, we may be required to transfer to another provider and may incur significant costs and experience service interruptions. We have limited control over the public cloud operations and facilities on which we plan to host our technology infrastructure. Any changes in third-party service levels or any disruptions or delays from errors, defects, hacking incidents, security breaches, computer viruses, misconfigurations, distributed denial of service attacks, bad acts or performance problems could harm our reputation, damage our customers’ businesses, and harm our business. Our public cloud providers are also vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, war, public health crises, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. Although our transition and migration to the public cloud may increase our risk of liability and cause us to incur significant technical, legal or other costs, we may have limited remedies against third-party providers in connection with such liabilities.

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

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to refinance our outstanding indebtedness. In particular, we have $361.2 million in aggregate principal amount of 0% Convertible Notes due in December 2026 (“2026 Notes”) and $207.1 million in aggregate principal amount of First Lien Convertible Senior Notes due 2029 (“2029 Notes”). Further, our 2029 Notes will come due 91 days before the maturity of the 2026 Notes, if greater than $60.0 million principal amount of our 2026 Notes remains outstanding on such date. From time to time, we have explored, and expect to continue to explore, a variety of transactions to improve our liquidity and/or to refinance our indebtedness, including issuing new debt or equity and repurchasing outstanding notes in the open market with available liquidity. We cannot assure you that we will enter into or consummate successfully any liquidity-generating or debt refinancing transactions, and we cannot currently predict the impact that any such transactions, if consummated, would have on us.

If additional funds are raised through the issuance of debt or preferred equity securities, or borrowing from financial institutions under credit facilities, these instruments could require materially higher interest payments than we have historically paid, have rights, additional preferences, and privileges senior to holders of common stock, and could have terms that impose further restrictions on our operations. If additional funds are raised through the issuance of additional equity or convertible securities, our stockholders could suffer dilution. We cannot assure you that additional funding, if required, will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to refinance our existing indebtedness, fund any potential expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited. Those limitations would materially and adversely affect our business, results of operations, cash flows, and financial condition. If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of the agreements governing our indebtedness, and as a result, we could be forced into bankruptcy or liquidation.

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

Certain of our products require some implementation services, including but not limited to training our customers. As an open platform, we also work with third parties on implementing a variety of integrations into our platform. We have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag has typically ranged from 30 to 90 days, it may take more time between contract signing and recognizing revenue in certain situations. If we experience delays in implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. If new or existing customers cancel or have difficulty deploying our products or require significant amounts of our professional services, support, or customized features, revenue recognition could be canceled or delayed and our costs could increase, which could negatively impact our operating results.

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

Our services typically appear under the LivePerson brand or as a LivePerson-branded icon on our customers’ websites. The customer service operators who respond to the inquiries of our customers’ users are employees or agents of our customers or independent consultants rather than employees of LivePerson. As a result, we are not able to control the actions of these operators and the impression that any such operator leaves the user with whom they interact. A user may not know that the operator is not a LivePerson employee. If a user were to have a negative experience in a LivePerson-powered real-time dialogue, it is possible that this experience could be attributed to us, which could diminish our brand and harm our business. Additionally, we have no control over the content of our customers’ websites on which our website chat icon appears.

Increased regulatory uncertainty and conflicting stakeholder views regarding environmental, social and governance (“ESG”) matters may increase our costs, harm our reputation, or otherwise adversely impact our business.

    Governmental authorities, non-governmental organizations, rating agencies, customers, investors, employees, and other stakeholders remain focused on ESG concerns, such as diversity and inclusion, climate change, sustainability, social responsibility, and corporate governance and transparency. However, stakeholder expectations on ESG matters continue to evolve and are not uniform. This focus on ESG concerns and efforts to comply with shifting and sometimes conflicting expectations could result in increased compliance costs and other complexities, including with respect to collecting, measuring, and reporting ESG-related information in connection with expanding mandatory and voluntary reporting, diligence and disclosure requirements. Responding to ESG considerations and implementation of our ESG goals and initiatives involves risks and uncertainties, requires investments, may subject us to governmental and political scrutiny, and depends in part on third-party performance or data that is outside of our control. In addition, some stakeholders may disagree with our ESG goals and initiatives, and we could be criticized for the timing, scope or nature of our ESG goals or initiatives. If we fail to meet our goals and initiatives or otherwise do not act responsibly, or if we are perceived to not be acting responsibly, or if we become subject to regulatory scrutiny in key ESG areas, we risk negative stockholder reaction, including from proxy advisory services, as well as damage to our reputation, loss of customers or business partners, inability to attract and retain employee talent, and other material adverse effects on our business, results of operations and cash flows.

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
•levels of adoption by companies of mobile and cloud-based messaging solutions;

•investments in growing our sales and marketing programs;
•levels of adoption by users of conversational AI and web and mobile-based conversation technology;
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
•economic conditions specific to the web, mobile technology, electronic commerce, and cloud computing; consequences of unexpected geopolitical events, natural disasters, acts of war or terrorism, outbreaks of contagious disease, or climate change; and
•general, regional, and/or global economic and political conditions.

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

In the past we have experienced losses, we had an accumulated deficit of $991.3 million as of December 31, 2024 and we may incur losses in the future.

We have in the past experienced, and we may in the future experience, losses and negative cash flow, either or both of which may be significant. We recorded a net loss of $134.3 million for the year ended December 31, 2024, and as of December 31, 2024, our accumulated deficit was $991.3 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect the market price of our securities.

The non-payment or late payment of amounts due to us from a significant number of customers may negatively impact our financial condition or make it difficult to forecast our revenues accurately.

For the years ended December 31, 2024, 2023 and 2022, our allowance for credit losses was $8.6 million, $9.3 million and $9.2 million, respectively. We base our allowance for credit losses on specifically identified credit risks of customers, historical trends, and other information that we believe to be reasonable. A large proportion of receivables is due from larger corporate customers that typically have longer payment cycles. We adjust our allowance for credit losses when accounts previously reserved have been collected. As a result of increasingly long payment cycles, we have experienced unanticipated fluctuations in our revenues from period to period. Any failure to achieve anticipated revenues in a period could cause the market price of our securities to decline.

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

As a non-accelerated filer, we are no longer required to include, and have not included in this Annual Report, an attestation report from our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. If and when we again become subject to the auditor attestation requirements under Section 404(b) of the Sarbanes Oxley Act, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Including such an attestation report would also cause us to incur additional expenses, which may be significant.

There can be no assurance that control issues will not be identified in the future. If we cannot remediate future material weaknesses or significant deficiencies in a timely manner, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and our ability to prepare financial statements within required time periods, could be adversely affected. Failure to maintain effective internal controls could result in violations of applicable securities laws, stock exchange listing requirements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and our ability to access capital markets.

As a “smaller reporting company,” we may comply with certain reduced reporting and disclosure requirements which could make our common stock less attractive to investors.

As a smaller reporting company, we are permitted to comply with scaled-back disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, we are only required to provide two years of audited financial statements in our SEC reports. If we rely on these exemptions, less information will be available in our SEC reports than SEC reports filed by other public companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile

Because we recognize revenue from subscriptions for our service over the term of the subscription, declines in our business may not be immediately reflected in our operating results.

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

If our goodwill or long-lived assets become impaired, we may be required to record a significant charge to earnings.

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

We believe that continued growth for companies in our industry depends, in part, on enabling brands to connect with consumers across consumers’ preferred conversational channels and messaging endpoints, such as SMS, Facebook Messenger,

WhatsApp, Apple Business Chat, Google Rich Business Messenger, Line, Kakao Talk, Instagram, and WeChat. Accordingly, we have identified and developed, and maintain, strategic relationships with many key technology partners. As part of our growth strategy, we plan to further develop partnerships and specific solution areas with additional technology partners. We typically rely on our strategic partners and third-party service providers to supplement our own subject matter expertise and to leverage industry best practice, provide enhanced products and services, and reduce costs. If we fail to establish these relationships in a timely and cost-effective manner or at all, if these strategic partners or third-party service providers fail to provide the services expected, or if we lose any or all of our current relationships, then our business, results of operations, and financial condition could be adversely affected. Replacing a strategic relationship could also take a long time and result in increased expenses. Additionally, even if we are successful at developing these relationships, but there are problems or issues with the integrations, or our ability to scale and onboard our customers onto new endpoints, our reputation and our prospects may be adversely affected.

We have begun the process of migrating our technology infrastructure to the public cloud and may in the future be unable to secure additional cloud hosting capacity on commercially reasonable terms or at all. If any of our public cloud providers increases pricing terms, terminates or seeks to terminate our contractual relationship, establishes more favorable relationships with our competitors, or changes or interprets their terms of service or policies in a manner that is unfavorable to us, we may be required to transfer to another provider and may incur significant costs and experience service interruptions.

If we are unable to effectively operate on mobile devices, our business could be adversely affected.

We have extended our products and services to support messaging on mobile phone and tablet applications (together, “mobile solutions”) belonging to our company and our customers. If the mobile solutions we have developed do not meet our customers’ needs or the needs of their website visitors, we may fail to retain existing customers and we may have difficulty attracting new customers. Such solutions also present risks related to privacy and security, which could subject us to investigations, litigation, or reputational harm. If we are unable to rapidly innovate and grow mobile revenue, or if we incur excessive expenses in this effort, our financial performance and prospects may be negatively affected.

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

The markets for mobile and online business messaging, digital engagement and AI technology are intensely competitive, rapidly changing, and characterized by aggressive marketing, pricing pressure, evolving industry standards, rapid technology developments, and frequent new product introductions. We believe that competition will continue to increase as our current competitors increase the sophistication of their offerings and as new participants enter the market, which may cause additional pressure. If we are unable to accurately anticipate technology developments and to innovate in the markets in which we compete and develop successful integrations with third-party consumer messaging platforms, AI providers, and endpoints, or our competitors are more successful than us at developing compelling new products, services, and integrations, or at attracting and retaining customers, we may lose revenue and market share and our operating results could be adversely affected.

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

Our failure to update our technology or expand our operations in an efficient manner could cause our expenses to grow, our revenue to decline and could otherwise have a material adverse effect on our business, results of operations, and financial condition.

Downturns in the global economic environment or in particular industries in which our sales are concentrated may adversely affect our business and results of operations.

The U.S. and other global economies have experienced in the past and could in the future experience economic downturn that affects all sectors of the economy, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Further, there is increased uncertainty regarding social, political, immigration and trade policies in the U.S. (including implementation of tariffs on U.S. imports and retaliatory tariffs), which could impact our global operations and our business. Global credit and financial markets have in the past experienced extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business has been affected by these conditions in the past and could be similarly impacted in the future by any downturn in global economic conditions.

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

It could be difficult to predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, either relating to the global economic environment or to any particular industry in which our sales are concentrated, which, in turn, could make it more challenging for us to forecast our operating results, make business decisions and identify risks that may adversely affect our business, sources and uses of cash, financial condition and results of operations. If economic conditions deteriorate for us or our customers, we could be required to record charges relating to restructuring costs or the impairment of assets, may not be able to collect receivables on a timely basis, and our business, financial condition, and results of operations could be materially adversely affected.

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

A breach or unauthorized access, or attempts by outside parties to fraudulently induce employees, users, vendors, or customers to disclose sensitive information in order to gain access to our data or data of our customers, users, experts, or consumers, including, but not limited to, individual personal information and financial credit or debit card data that is protected by law or contract, could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business.

While we continue to take measures to enhance our information security program and safeguard our products and services, cybersecurity threats and vulnerabilities in desktop computers, mobile phones, smartphones and handheld devices, as well as cyber-attacks, cybersecurity threats, malicious actors and other security incidents continue to evolve in sophistication and frequency industry-wide, and there can be no assurance that we can prevent all security risks. Furthermore, while the Company has designed an information security program to protect our information systems from cybersecurity threats, and to ensure the confidentiality, integrity and availability of systems and information used, owned or managed by the Company related to our employees, our customers and their users, implementation of the supporting controls has coverage gaps and weaknesses and potential for human error that could provide threat actors a window of time to exploit such weaknesses before they are identified and/or addressed. The goal of the information security program is to manage risks in a prioritized fashion; however, control gaps and/or effectiveness, resource constraints, and execution failure can pose cybersecurity risk to LivePerson. In addition, although we work to continuously improve our internal controls and procedures on cybersecurity incident management, prevention, detection, mitigation, response, and recovery, we may be unsuccessful in detecting, reporting or responding to these events in a timely manner, accurately assessing the severity of an event, or sufficiently preventing, limiting, or containing harm arising out of an event.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly evolving in sophisticated ways to avoid detection and often are not recognized until launched against a target, it may be difficult or impossible for us to anticipate or identify these techniques or to implement adequate preventative measures. And while technological advancements enable more data and processes, such as mobile computing and mobile payments, they also increase the risk that cyber-attacks and other security incidents will occur. Additionally, the global threat of cyber-attacks has increased in response to the Russia-Ukraine war and the Israel-Hamas war. An advanced threat actor of high sophistication, such as a nation state, with essentially unlimited resources, poses a significant risk to LivePerson and arguably all similarly situated firms with LivePerson’s size and resources. A significant cyber-attack, or a security incident of any magnitude that is profiled in the media, involving our, our third-party service providers’ or our customers’ systems, could result in material harm to our brand and reputation, and our ability to deliver our services or retain customers, and expose us to lawsuits, regulatory investigations, and significant damages, fines or penalties.

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

The dialogue transcripts of the text-based chats, email interactions and other interactions between our customers and their users may include sensitive and/or personally identifiable information such as personal contact and demographic information, financial information, personal health matters, and account numbers. Although we employ and continually test and update our security measures to protect this information from unauthorized access, it is still possible that our security measures could be breached and such a breach could result in unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. These risks could arise from acts of external parties or from acts or omissions of employees or third-party service provider personnel to whom we have granted access to our systems, including if the information systems used by such third parties are penetrated or compromised by an insider or by external third parties. Because the techniques employed by hackers to obtain unauthorized access or to sabotage systems change frequently and are becoming more sophisticated in circumventing security measures and avoiding detection, we may be unable to anticipate all techniques or to implement adequate preventative measures. A security breach could result in disclosure of our trade secrets or disclosure of confidential customer, supplier or employee data. If third parties were able to penetrate our network security or otherwise copy and/or misappropriate personal data relating to our customers’ users or the text of customer service inquiries, our competitive position may be harmed and we could be subject to liability. In the event of a security incident, we could be required to comply with a myriad of breach notification laws at the state, federal and international level, which may cause business disruption and extensive notification costs, and could lead to penalties, government investigations and lawsuits for compliance failures. We may as a result of a security incident be deemed out of compliance with U.S. federal and state laws, international laws, securities laws or contractual commitments, and we may be subject to government investigations, lawsuits, fines, criminal penalties, statutory damages, and other costs to respond to breach or security incidents, which could have a material adverse effect on our business, results of operations, and financial condition. We may incur significant costs to protect against the threat of security breaches or to mitigate the harm and alleviate problems caused by such breaches. While we currently maintain insurance coverage that may cover certain cybersecurity risks, such insurance coverage is subject to certain exclusions and exceptions and may be insufficient to cover all losses.

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

The success of our services depends in part on our customers’ online services as well as the internet and mobile connectivity of consumers, both of which are outside of our control. As a result, it may be difficult to identify the source of problems if they occur. In the past, we have experienced problems related to connectivity, which has resulted in slower than normal response times to user messaging requests and interruptions in service. Our services rely both on the internet and on our connectivity vendors for data transmission. Therefore, even when connectivity problems are not caused by our services, our customers or their consumers may attribute the problem to us. This could diminish our brand and harm our business, divert the attention of our technical personnel or cause significant customer relations problems.

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

Our products are complex, integrating hardware, software and elements of a customer’s existing infrastructure. Despite quality assurance testing conducted prior to the release of our products, our software may contain “bugs” that are difficult to detect and fix. Any such issues could interfere with the expected operation of a solution, which might negatively impact customer satisfaction, reduce sales opportunities or affect gross margins. Depending upon the size and scope of any such issue, remediation may have a negative impact on our business. Our inability to cure an application or product defect, should one occur, could result in the failure of an application or product line, damage to our reputation, litigation, and/or product reengineering expenses. Our insurance may not cover, or may be insufficient to cover fully, expenses associated with such events.

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

U.S. and international privacy laws and regulations are evolving and changing, subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other rules. To the extent we expand our operations in other countries, our liability exposure and the complexity and cost of compliance with data and privacy requirements will likely increase. Any failure by us to comply with our posted privacy policies, applicable federal, state or international laws and regulations relating to data privacy, data protection and AI, or the privacy commitments contained in our contracts, could result in proceedings against us by governmental entities, customers, consumers, watchdog groups or others, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the increased attention focused upon liability as a result of lawsuits and legislative proposals and enactments could harm our reputation or otherwise impact our business, results of operations and financial condition.

Laws and practices regarding handling and use of personal and other information by companies have come under increased public scrutiny, and governmental entities, consumer agencies and consumer advocacy groups have called for, and in many instances, enacted increased regulation and changes in industry practices. For example, we are subject to the European Union (“E.U.”) General Data Protection Regulation (“GDPR”), which imposes significantly greater compliance burdens on companies that control or process personal data of users primarily located in the E.U. and, for noncompliance, provides for considerable fines up to the higher of 20 million Euros or 4% of global annual revenue. Additionally, following the United Kingdom’s withdrawal from the E.U., we also are subject to the U.K. General Data Protection Regulation (“U.K. GDPR”), a version of the GDPR as implemented into the laws of the U.K. While the GDPR and U.K. GDPR remain substantially similar for the time being, the U.K. government has announced that it would seek to chart its own path on data protection and reform its relevant laws, including in ways that may differ from the GDPR in some respects. While these developments increase uncertainty with regard to data protection regulation in the U.K., even in their current, substantially similar form, the GDPR and U.K. GDPR can expose businesses to divergent parallel regimes that may be subject to potentially different interpretations and enforcement actions for certain violations and related uncertainty. The GDPR and U.K. GDPR also impose certain technological requirements that may, from time to time, require us to make changes to our services to enable LivePerson and/or our customers to meet legal requirements and may impact how data protection is addressed in our customer and vendor agreements. E.U. and U.K. regulators have issued numerous fines pursuant to the GDPR and U.K. GDPR, respectively. Ensuring compliance with the GDPR and U.K. GDPR is an ongoing commitment that involves substantial costs, and it is possible that despite our efforts, governmental authorities or third parties will assert that our services or business practices fail to comply. We also must require vendors that process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient, we could be subject to enforcement actions or investigations by Data Protection Authorities (including in the E.U. and U.K.) or lawsuits by private parties, and our business could be negatively impacted.

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

Additionally, complexity and regulatory compliance uncertainty under the GDPR regarding certain transfers of personal information from the European Economic Area (the “EEA”) to the United States and certain other third countries remains. For example, on October 7, 2022, President Biden signed an Executive Order on “Enhancing Safeguards for United States Intelligence Activities,” which introduced new redress mechanisms and binding safeguards to address concerns raised in 2020 by the Court of Justice of the European Union in relation to data transfers from the EEA to the United States and which formed the basis of the new E.U.-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as an E.U. GDPR transfer mechanism to U.S. entities self-certified under the DPF. On October 12, 2023, the U.K. Extension to the DPF came into effect (as approved by the U.K. Government), as a U.K. GDPR data transfer mechanism to U.S. entities self-certified under the U.K. Extension to the DPF. We currently rely on the DPF and on a similar Swiss-US Data Privacy Framework to transfer certain personal data from the EEA and Switzerland, respectively to the United States and on the U.K. Extension to the DPF to transfer certain personal data from the U.K. to the United States. In recent years, the UK government has introduced proposed legislation intended to create a more business-friendly regime in the UK through changes to the existing data protection legislation. At this stage it is unclear whether and when changes to the legislation will be adopted and whether such legislative reforms could potentially lead the European Commission not to extend or to revoke the UK adequacy decision. We also currently rely on the E.U. standard contractual clauses and the U.K. Addendum to the E.U. standard contractual clauses and the U.K. International Data Transfer Agreement as relevant to transfer personal data outside the EEA and the U.K. with respect to both intragroup and third-party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators.

If the transfer mechanisms we rely on are not sufficient and we are unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services and could adversely affect our financial results, and, until the legal uncertainties regarding how to legally continue transfers pursuant to the standard contractual clauses and other mechanisms are settled, we will continue to face uncertainty as to whether our efforts to comply with our obligations under the GDPR and U.K. GDPR will be sufficient. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity.

In addition to the changing regulatory landscape in the E.U. and the U.K., we are subject to U.S. laws and regulations, including at the state level, such as the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act (“CPRA”), which took effect on January 1, 2023 (the “CCPA”). Among other things, the CCPA gives California residents expanded data privacy rights, allowing consumers to opt out of certain data sharing with third parties, provides a private cause of action for data breaches, imposes additional obligations such as data minimization and storage limitations; on covered businesses; and forms a dedicated privacy regulator in California, the California Privacy Protection Agency, to implement and enforce the law. The CCPA marked the beginning of a trend toward more stringent state data privacy legislation in the United States, which may result in significant costs to our business, damage our reputation, and require us to amend our business practices, and could adversely affect our business, especially to the extent the specific requirements vary from those and other existing laws. For example, comprehensive privacy laws in multiple U.S. states have gone, or will go, into effect between 2024 and 2026, and a number of other states are considering similar laws related to the protection of consumer personal information. Moreover, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. Many similar laws have been proposed at the federal and state level; accordingly, we also may be subject to additional compliance obligations as such legislation is considered and adopted, which may require us to modify our data processing practices and policies and incur substantial costs and expenses to comply.

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

There has been an increased focus in 2024 on laws and regulations related to AI. For example, states, regions and supranational bodies, including the European Union and the United States, have passed or proposed new rules and regulations related to the development and use of AI technology, which cover, among other things, consumer protection, algorithmic accountability, privacy and transparency. In the United States, there is uncertainty at the federal level regarding applicable regulations that will apply to the development and use of AI. In January 2025, the Trump administration rescinded an Executive Order implemented by the Biden administration in 2023 aimed at establishing new standards for AI safety and security, privacy, consumer and employee protection and innovation and competition associated with the use of AI. The Trump administration then issued a new Executive Order that, among other things, directed the heads of various federal governmental bodies to review actions taken under the Biden Executive Order and develop a new action plan with respect to AI-related matters. In Europe, the EU AI Act, enacted on August 1, 2024, began to apply in February 2025, with the remaining requirements to become effective on a staggered basis through August 2027. The EU AI Act establishes, among other things, a risk-based governance framework for regulating AI systems operating in the EU. This framework categorizes AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. The EU AI Act prohibits certain uses of AI systems and places numerous obligations on providers and deployers of permitted AI systems, with heightened requirements based on AI systems that are considered high risk. The EU AI Act establishes requirements for the provision and use of products that leverage AI, machine learning, and similar technologies, including chatbots, with potential fines reaching up to the greater of €35 million and 7% of global income. We may not be able to anticipate how to respond to these rapidly evolving frameworks, which could impact our ability to develop and deploy AI-powered features in a timely manner. Compliance with evolving regulatory requirements may increase our operational costs, and we may need to expend additional resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. This could include requirements to retrain our algorithms, disclose or provide greater transparency regarding the nature of our AI systems and the data we have employed to train them, or prevent or limit our use of AI. Any failure to comply with these regulations or delays in adapting to new requirements could result in penalties, loss of market access, competitive disadvantages, or reputational harm. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI. Additionally, other countries have proposed legal frameworks on AI, which is a trend that is expected to increase, and existing laws and regulations may be interpreted in ways that may affect our use of AI. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business. Our competitors may be developing their own AI products and technologies, which may be superior in features, functionality, compliance readiness, or cost efficiency compared to our offerings, potentially impacting our competitive position. Any of these factors could adversely affect our business, reputation, or operating results.

Further, various federal, state and foreign government bodies and agencies are highly focused on consumer protection initiatives, particularly in light of the increase in new technologies and services that incorporate or use bots, AI and/or machine learning. For example, the California B.O.T. Act requires that companies using bots on platforms with more than ten million unique monthly visitors from the U.S. use clear and conspicuous disclosure to inform consumers that they are not speaking to a human. Similar bills have been introduced from time to time at the state and federal level in recent years. Further, the use of certain AI and machine learning may be subject to laws and evolving regulations, controlling for, among other things, data bias and antidiscrimination. For example, the Federal Trade Commission (“FTC”) enforces consumer protection laws such as Section 5 of the FTC Act, which prohibits unfair and deceptive practices, including use of biased algorithms in AI. The European Commission’s EU AI Act imposes additional restrictions and obligations on providers of AI systems, including increasing transparency so consumers know they are interacting with an AI system, requiring human oversight in AI, and prohibiting certain practices of AI that could lead to physical or psychological harm. Given the increased focus by the FTC and other regulators on the use of AI, it is likely that additional laws, regulations, and standards related to AI may be introduced in the future. Regulation in this area could impact how businesses use our products and services to interact with consumers and how we provide our services to our customers. As regulatory scrutiny of AI continues to grow, we may need to modify or restrict certain AI-driven functionalities in our products or services, which could impact their adoption or effectiveness.

AI tools can also present unique technological and legal challenges, such as the possibility of insufficient data sets, or data sets that contain biased or inaccurate information, which can negatively impact the decisions, predictions or analyses that AI applications produce. AI algorithms or automated processing of data may be flawed, and datasets may be insufficient or contain inaccurate, incomplete, poor-quality or biased information, which can create discriminatory outcomes or reduce the effectiveness of AI-driven insights. Deficiencies such as these could cause us reputational harm and subject us to legal liability, including claims of product liability, breach of warranty, or negligence. Additionally, AI-generated content and AI-assisted decision-making may raise unresolved intellectual property concerns, including uncertainty regarding ownership, licensing rights, and third-party claims over training data. The scope of these laws and regulations is rapidly evolving, subject to differing interpretations, may be inconsistent among jurisdictions, or conflict with other rules and is likely to remain uncertain for the foreseeable future. Evolving regulations, legal uncertainties, and enforcement actions could increase our compliance burden, limit our ability to deploy AI-driven solutions, and create additional operational challenges. We also expect that there will continue to be new laws, regulations, and industry standards concerning AI and machine learning proposed and enacted in various jurisdictions. If we fail to stay ahead of these developments, we may face additional costs, disruptions in our product development roadmap, and potential competitive disadvantages.

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

It is also likely that, as our business evolves, an increasing portion of our business shifts to mobile, and our solutions are offered and used in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. We may need to expend considerable effort and resources to develop new product features and/or procedures to comply with any such legal requirements. It is difficult to predict how existing laws will apply to our business and what new laws and legal obligations we may become subject to. If we are not able to comply with these laws or other legal obligations, or if we become liable under them, we may be forced to implement material changes to our business practices, delay release of new and enhanced services and expend substantial resources, which would negatively affect our business, financial condition and results of operations. In addition, any increased attention focused on liability issues, or as a result of regulatory fines or lawsuits, could harm our reputation or otherwise impact our business, results of operations and financial condition. Any costs incurred as a result of this potential liability could harm our business and operating results.

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

We are actively involved in a variety of litigation and other legal matters and may be subject to additional legal, administrative, governmental and/or regulatory proceedings, inquiries and investigations as well as actual or threatened litigation, claims and/or demands, which we refer to collectively as Actions. Refer to Note 14 - Legal Matters in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information regarding material ongoing Actions.

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

Certain of our products and services may be subject to export control and economic sanctions regulations, including the U.S. Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our products and the provision of our services must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including: the possible loss of export privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular deployment may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our products or services, or changes in applicable export or economic sanctions regulations may create delays in the introduction and deployment of our products and services in international markets, or, in some cases, prevent the export of our products or provision of our services to certain countries or end users, or for certain end uses. Any change in export or economic sanctions regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our products and services, or in our decreased ability to export our products or provide our services to existing or prospective customers with international operations. Any decreased use of our products and services or limitation on our ability to export our products and provide our services could adversely affect our business, results of operations, and financial condition. Further, we incorporate encryption technology into certain of our products. Various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our customers’ ability to import our products into those countries. Encryption products and the underlying technology may also be subject to export control restrictions. Governmental regulation of encryption technology and regulation of exports of encryption products, or our failure to obtain required approval for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products and provision of our services and the need to determine the appropriate export classifications of our products, including with respect to new releases of our products and services, may create delays in the introduction of our products and services in international markets, prevent our customers with international operations from deploying our products and using our services throughout their globally-distributed systems or, in some cases, prevent the export of our products or provision of our services to some countries altogether.

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

Although we believe that we are in compliance with all applicable export control and sanctions laws and regulations, and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines or other penalties and could severely impact our ability to access U.S. capital markets and conduct our business, and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us.

Changes to trade policy, including tariff and customs regulations, or failure to comply with such regulations, may have an adverse effect on our business, financial condition and results of operations.

Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the U.S. or in other countries could affect the trade environment. We conduct a significant amount of business that could be impacted by changes to the trade policies of the U.S. and other countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof or the economy of other countries in which we operate, our industry, the industries of our customers and the global demand for our services.

We cannot predict how these developments will impact us, and existing or future tariffs and trade restrictions could have a material adverse effect on our business, results of operations, and financial condition. Additionally, tariffs and retaliatory trade measures could result in an increase in supply chain costs that we may not be able to offset in full or in part or that may otherwise adversely impact our financial results.

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

In addition, we may become subject to additional regulatory and compliance burdens to the extent we expand our product offerings into new conversational businesses that subject us to additional regulations, laws and new risks.

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

The continued growth and development of the market for online services may prompt calls for more stringent consumer protection laws or laws that will inhibit the use of internet-based or mobile-based communications or the information contained in these communications or the ways in which information may be collected, stored, used and transferred in the course of providing services. For example, in the United States, the CAN-SPAM Act regulates the transmission and content of commercial emails, and, among other things, obligates the sending of such emails to provide recipients with the ability to opt-out or unsubscribe and other requirements; and the Children’s Online Privacy Protection Act regulates the ability of certain online services to collect or use certain categories of information from children under age 13 absent parental consent. Additionally, several states are considering or have passed social media age design laws that require age verifications and implement additional protections for children. Some of these laws have been halted by courts as violations of the First Amendment, both in regard to age verification and the requirement to disclose documents to the government creating overbroad speech restrictions. The adoption of any additional laws or regulations, or changes to existing laws or regulations or their interpretation or application, may increase our costs of doing business, decrease the expansion of the internet or smartphone usage and, in turn, unfavorably affect demand for our services.

Climate change and environmental and other sustainability regulations or requirements could adversely impact our business.

Climate change has the potential to negatively affect our business and results of operations, cash flows and prospects. The adverse physical impacts of climate change include increased frequency and severity of natural disasters and extreme weather events such as hurricanes, tornados, wildfires (exacerbated by drought), flooding, and extreme heat, which could pose physical risks to the facilities of our global data providers and other suppliers. Such risks include losses incurred as a result of physical damage to facilities, and business interruption caused by such natural disasters and extreme weather events. These risks could disrupt our operations and our supply chain, which may result in increased costs. In addition, our server infrastructure consumes significant energy resources, including those generated by the burning of fossil fuels. We also face climate change risks associated with the process of transitioning to a low-carbon economy. For example, in response to concerns about global climate change, governments may adopt new regulations affecting the use of fossil fuels or requiring the use of alternative fuel sources, resulting in increased costs for the energy usage of our global data centers.

Our customers, investors and other stakeholders may require us to demonstrate that we are taking ecologically responsible measures in operating our business and in sourcing services in our supply chain, including our global data center providers. The costs and any expenses we may incur to make our network more energy-efficient and to comply with any new environmental and other sustainability regulations could negatively impact our operating results. Failure to comply with applicable environmental or other sustainability laws and regulations or other requirements imposed on us could result in material fines and penalties, litigation, regulatory investigation and/or governmental orders requiring us to change our data practices, which could damage our reputation and harm our business.

Risks Related to our Intellectual Property

Our products and services may infringe upon intellectual property rights of third parties and any infringement could require us to incur substantial costs and may distract our management.

We have had patent and other infringement lawsuits filed against us claiming that certain of our products and services infringe third-party intellectual property rights, and we are subject to the future risk of additional third-party claims alleging infringement against us or against our customers for use of our products and services. Many of our customer and partner contracts, including certain suppliers, contain indemnification obligations requiring us to indemnify our customers from certain claims against them or arising from the use of our services. Substantial litigation regarding intellectual property rights exists in the software industry. In the ordinary course of our business, our services and/or our customers’ use of our services may be increasingly subject to third-party infringement claims as claims by non-practicing entities become more prevalent and the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps. Some of our competitors in the market for digital engagement technology, and/or web and mobile based consumer-facing services or other third parties may have filed or may intend to file patent applications covering aspects of their technology and have asserted and may in the future assert claims against us. Any claims alleging infringement of third-party intellectual property rights could require us to spend significant amounts in litigation (even if the claim is invalid), distract management from other tasks of operating our business, pay substantial damage awards, prevent us from selling our products, delay delivery of our services, require the development of non-infringing software, technology, business processes, systems or other intellectual property (none of which might be successful), or limit our ability to use the intellectual property that is the subject of any of these claims, unless we enter into license agreements with the third parties (which may be costly, unavailable on commercially reasonable terms, or not available at all). Therefore, any such claims could have a material adverse effect on our business, results of operations, cash flows and financial condition. Additionally, over the last few years, there have been multiple class action lawsuits filed against large language model developers in the Northern District of California, the Southern District of New York, and the Middle District of Tennessee, among others, concerning alleged copyright and other intellectual property violations with respect to the information used to train AI models. The outcomes of these litigations may impair our ability to provide our AI technologies.

Our business and prospects would suffer if we are unable to protect and enforce our intellectual property rights.

Our success and ability to compete depend, in part, upon the protection of our intellectual property rights relating to the technology underlying our services. We rely on a combination of patent, copyright, trade secret, trademark and other common law protections in the United States and other jurisdictions, as well as confidentiality requirements and contractual provisions, to protect our proprietary technology, processes and other intellectual property. We own a portfolio of patents and patent applications in the U.S. and internationally and regularly file patent applications to protect intellectual property that we believe is important to our business, including intellectual property related to digital engagement technology, and/or web and mobile based consumer-facing services. We believe the duration of our patents is adequate relative to the expected lives of our products and services. We pursue the registration of our domain names, trademarks and trade names in the U.S. and in certain locations outside the U.S. We also own copyrights, including in our software, publications and other documents authored by us. These intellectual property rights are important to our business and marketing efforts. We seek to protect our intellectual property rights by relying on federal, state, and common law rights, including registration, or otherwise in the U.S. and certain foreign jurisdictions, as well as contractual restrictions. However, we believe that factors such as the technological and creative skills of our personnel, new service developments, frequent enhancements and reliable maintenance are more essential to establishing and maintaining a competitive advantage. Others may develop technologies that are similar or superior to our technology. We enter into confidentiality and other written agreements (including invention assignment agreements) with our employees, consultants, customers, potential customers, strategic partners, and other third parties, and through these and other written agreements, we seek to control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a service with the same functionality as our services. Policing unauthorized use of our services and intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology or intellectual property rights, particularly in foreign countries where we do business, where our services are sold or used, where the laws may not protect proprietary rights as fully as do the laws of the U.S. or where enforcement of laws protecting proprietary rights is not common or effective.

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

Further, to the extent that the invention described in any U.S. patent was made public prior to the filing of the patent application, we may not be able to obtain patent protection in certain countries. We also rely upon copyright, trade secret, trademark and other common law in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, processes and other intellectual property. Any steps we might take may not be adequate to protect against infringement and misappropriation of our intellectual property by third parties. Similarly, third parties may be able to independently develop similar or superior technology, processes or other intellectual property. Third parties may register marks that are confusingly similar to the trademarks or services marks that we have used in the U.S. and our failure to monitor foreign registrations or mark usage may impact our rights in certain trademarks or services marks. Policing unauthorized use of our services and intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology or intellectual property rights, particularly in foreign countries where we do business, where our services are sold or used, where the laws may not protect proprietary rights as fully as do the laws of the U.S. or where enforcement of laws protecting proprietary rights is not common or effective. The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it. If this occurs, our business, results of operations, and financial condition could be materially and adversely affected. In addition, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating our business and may result in our loss of significant rights.

Issues in the use of AI in our product offerings may result in reputational harm, regulatory compliance issues or liability.

We have built, and expect to continue to build, AI into many of our product offerings and we expect this element of our business to grow. We envision a future in which AI operating in our devices, applications and the cloud helps our customers be more productive in their business activities and interactions with consumers. As with many disruptive innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms and models may be flawed. Datasets may be insufficient or contain biased information. Content generated by AI systems may be offensive, illegal, or harmful. Inappropriate or controversial data practices by us or others could impair the acceptance of AI solutions. These deficiencies could undermine the decisions, predictions, or analysis AI applications produce. As a result of these and other challenges associated with innovative technologies, our use of AI systems could subject us to competitive harm, regulatory action, legal liability, including under current and proposed legislation regulating AI in jurisdictions such as the E.U., applications of existing data protection, privacy, intellectual property, and other laws, and brand or reputational harm. Social and ethical issues relating to new and evolving uses of AI that we may offer may result in reputational harm and liability and may cause us to incur additional research and development (“R&D”) costs to resolve such issues. If we enable or offer AI solutions that have unintended consequences, unintended usage, or are controversial because of their impact on human rights, privacy, employment, intellectual property, or other social issues, we may experience a material adverse effect on our business, results of operations and cash flows.

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

In addition, negative publicity and user sentiment generated as a result of fraudulent or deceptive conduct by customers of our technology platforms could damage our reputation, reduce our ability to attract new users or retain our current customers, and diminish the value of our brand.

In the future, we may be required to spend substantial resources to take additional protective measures or discontinue certain service offerings, either of which could harm our business. Any costs incurred as a result of potential liability relating to the sale of unlawful services or the unlawful sale of services could harm our business. In addition to legislation and regulations relating to privacy and data security and collection, we may be subject to consumer protection laws that are enforced by regulators such as the FTC and private parties and include statutes that regulate the collection and use of information for marketing purposes. Any new legislation or regulations regarding the internet, mobile devices, software sales or export and/or the cloud or SaaS industry, and/or the application of existing laws and regulations to the internet, mobile devices, software sales or export and/or the cloud or SaaS industry, could create new legal or regulatory burdens on our business that could have a material adverse effect on our business, results of operations, and financial condition. Additionally, as we operate outside the U.S., the international regulatory environment relating to the internet, mobile devices, software sales or export, and/or the cloud or SaaS industry could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to our International Operations and Tax Issues

Our results of operations may be adversely impacted due to our exposure to foreign currency exchange rate fluctuations.

We conduct business in currencies other than the U.S. dollar in Europe, Australia, Japan and Israel. Because we conduct business in currencies other than the U.S. dollar but report our financial results in U.S. dollars, fluctuations in currency exchange rates could adversely affect our results of operations. Fluctuations in the value of the U.S. dollar relative to other foreign currencies could materially affect our revenue, cost of revenue and operating expenses, and result in foreign currency transaction gains and losses. Expansion of our international operations increases our exposure to such fluctuations in currency exchange rates. We may seek to enter into hedging transactions or to use financial instruments, such as derivative financial instruments, to mitigate risk, but we may be unable to enter into them successfully, on acceptable terms or at all. Additionally, these programs rely on our ability to forecast accurately and could expose us to additional risks that could adversely affect our financial condition and results of operations. We cannot predict whether or not we will incur foreign exchange losses. Further, as geopolitical volatility around the world increases, there is increasing risk of the imposition of exchange or price controls, or other restrictions on the conversion of foreign currencies, which could have a material adverse effect on our business.

We may be unsuccessful in expanding our operations internationally due to additional regulatory requirements, tax liabilities, currency exchange rate fluctuations, and other risks, which could adversely affect our results of operations.

In addition to our operations in the U.S., we have operations in Australia, Brazil, Bulgaria, Canada, Costa Rica, France, Germany, Israel, India, Italy, Japan, Mexico, the Netherlands, Singapore, Spain, and the U.K. We have also invested in global messaging initiatives and in acquisitions. Our ability to expand into international markets is subject to risks, including the possibility that returns on such investments will not be achieved in the near future, or ever, and the difficulty of competing in markets with which we are unfamiliar.

Our international operations may subject us to other risks inherent in foreign operations, including:
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
•difficulty in addressing country-specific business requirements and regulations including, for instance, data privacy laws;
•fluctuations in currency exchange rates;
•strains on financial and other systems to properly administer value-added tax (“VAT”) and other taxes;
•different consumer preferences and requirements in specific international markets;
•international legal, compliance, political, regulatory or systemic restrictions, or other international governmental scrutiny, applicable to U.S. companies with sales and operations in foreign countries, including, but not limited to, possible compliance issues involving the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other jurisdictions;
•the imposition of tariffs, quotas, import duties or other market barriers (including the implementation of tariffs on U.S. imports and potential retaliatory tariffs); and
•local instability and shifting political, economic, and military conditions including armed conflict and terrorist activity.

In addition, we rely in part on third-party service providers with international operations. If the third party’s operations were disrupted or discontinued due to local instability or political, economic or military conditions or cyber-attacks, including in connection with the Israel-Hamas war or the Russia-Ukraine war, then our ability to provide services to some of our customers and the development of new products or enhancement of existing products could be delayed, and our results of operations could be adversely affected.

Our current and any future international expansion plans will require management attention and resources and may be unsuccessful. We may find it impossible or prohibitively expensive to continue expanding internationally or we may be unsuccessful in our efforts to do so, and our results of operations could be adversely impacted. In addition, violations of any foreign laws or regulations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation.

Our operations may expose us to greater than anticipated income, non-income, and transactional tax liabilities, which could harm our financial condition and results of operations.

There is heightened scrutiny by fiscal authorities in many jurisdictions on the potential taxation of e-commerce businesses. The Organization for Economic Co-operation and Development (“OECD”) has issued guidelines, referred to as the Base Erosion and Profit Shifting project, to its member-nations aimed at encouraging broad-based legislative initiatives intended to prevent perceived base erosion transactions and income shifting in a tax-advantaged manner. Further, for the past several years, the OECD has had a specific focus on the taxation implications of e-commerce business, generally referred to by the OECD as the “digital economy.” In the fourth quarter of 2019, the OECD released details on its proposed approach which would, among other changes, create a new right to tax certain “digital economy” income not necessarily based on traditional nexus concepts nor on the “arm’s length principle.” At this point, there is a lack of consensus among the key members, particularly the United States, with the latest OECD proposal. The United States has expressed that it would generally support a solution along the lines proposed by the OECD only if the solution was in the form of a “safe-harbor” rather than a mandatory requirement. A failure to reach full consensus on an executable plan within the tight time frame under which the OECD is operating could result in individual jurisdictions legislating digital tax provisions in an uncoordinated and unilateral manner, and further result in greater or even double taxation that companies may not have sufficient means to remedy. For example, a number of jurisdictions, including the U.K., France and Italy, have already adopted or have formally proposed legislation that would affect the taxation of certain e-commerce businesses based on differing criteria and metrics. Efforts to alleviate this increased tax burden will increase the cost of structuring and compliance as well as the cost of doing business internationally. Any changes to the taxation of our international activities may increase our worldwide effective tax rate and adversely impact our financial position and results of operations.

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

As of December 31, 2024, we had federal net operating loss carryforwards (“NOLs”) of $644.0 million which are available to offset future federal taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Under Section 382 of the Code, our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code, or as a result of a corresponding provision of state law. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. The use of NOLs from acquired businesses may also be limited under Section 382. Federal NOLs generated in taxable years ending on or before December 31, 2017, are eligible to be carried forward for up to 20 tax years (and carried back up to two tax years) following their incurrence. Federal NOLs generated in taxable years ending after December 31, 2017, are eligible to be carried forward indefinitely, but generally may only offset up to 80% of federal taxable income earned in a taxable year. As of December 31, 2024, $70.3 million of our $644.0 million of federal NOLs were generated in taxable years ending on or before December 31, 2017. If our ability to utilize federal NOLs were limited by Section 382 of the Code, it could result in NOLs generated on or before December 31, 2017, expiring unused. Our ability to utilize our NOLs is conditioned upon our maintaining profitability in the future and generating U.S. federal taxable income. As a result of a change in the treatment of R&D expenses during the period ending December 31, 2022, the Company is required to capitalize and amortize amounts previously deducted currently. This is resulting in U.S. taxable income that is allowing the Company to utilize its pre-2018 NOLs. The capitalized R&D costs will give rise to future deductions that could result in new NOLs being generated, which NOLs would be eligible to be carried forward indefinitely but would only be able to offset up to 80% of federal taxable income earned in a taxable year.

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

A substantial portion of our product development staff, help desk and online sales support operations are located in Israel. As of December 31, 2024, we had 68 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, Hamas, Hezbollah and other armed groups, including the Israel-Hamas war. Furthermore, Iran has threatened to attack Israel and may be developing nuclear weapons.

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

In December 2020, we issued $517.5 million in aggregate principal amount of 2026 Notes, which do not bear any regular interest, in a private placement. In June 2024, we privately exchanged $100.0 million in principal amount of newly issued 2029 Notes, which, depending on time- and event-based conditions, bear cash interest at a rate ranging from 4.375% to 5% and paid-in-kind interest at a rate ranging from 7% to 8%, for $146.0 million aggregate principal amount of outstanding 2026 Notes, and issued $50.0 million in aggregate principal amount of 2029 Notes in a private placement. In December 2024, we issued an additional $57.1 million in aggregate principal amount of 2029 Notes, including $7.1 million in aggregate principal amount of 2029 Notes issued as paid-in-kind interest. The remaining 2026 Notes will need to be refinanced on or prior to their December 15, 2026 maturity. Further, if greater than $60.0 million principal amount of 2026 Notes remains outstanding 91 days prior to such maturity date, then the 2029 Notes will immediately become due and payable.

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

The terms of our First Lien Convertible Senior Notes due 2029 require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

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

Holders of our outstanding Notes have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change before the maturity date at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, (including cash and PIK components thereof in the case of the 2029 Notes), if any, plus, in the case of the 2029 Notes, an amount equal to 66% of the remaining future interest payments (including cash and PIK components thereof) that would have been payable through June 15, 2029, discounted at a rate equal to the comparable treasury rate plus 50 basis points. In addition, upon conversion of the Notes, we are required to make cash payments in respect of the Notes being converted (except, in the case of the 2026 Notes, if we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share)). Further, upon the exercise of the cash-settled warrants, we are required to make cash payments in respect of the cash-settled warrants being exercised (except to the extent that, following payment, we would have “available cash” (as defined therein) of less than $100.0 million, in which case we may defer payment of the settlement amount at an annualized interest rate of 6.0%, compounded monthly).

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

If our common stock continues to trade below $1.00, we may fail to meet the continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), which could result in a delisting of our common stock.

Our common stock currently is listed on The Nasdaq Global Select Market. We are required to meet specified financial requirements in order to maintain such listing, including a closing bid price of at least $1.00. If the closing bid price of our common stock is less than $1.00 for 30 consecutive trading days, then our common stock will be subject to delisting. As of the date of the filing of this Form 10-K, the closing bid price of our common stock has been below $1.00 for six trading days (not including the date of filing of this Form 10-K). Our common stock closing bid price also was below $1.00 on multiple occasions during 2024, including on March 14, 2024, from March 28, 2024 through July 17, 2024; on July 19, 2024; from November 8, 2024 through November 22, 2024 and from November 26, 2024 through December 27, 2024.

We can provide no assurance that we will be able to maintain or restore our compliance with the listing requirements or that any actions taken by us in an effort to maintain or restore our compliance would allow our common stock to remain listed, stabilize the market price of our common stock, improve the liquidity of our common stock, prevent our common stock from again dropping below the minimum bid price requirement, or prevent future non-compliance with the listing requirements. In addition, to maintain a listing with Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, the failure of our common stock to be listed or quoted on any of The Nasdaq Global Select Market, The Nasdaq Global Market or The New York Stock Exchange would constitute a “fundamental change” under the indentures governing the 2026 Notes and the 2029 Notes.

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

Our common stock is currently traded on The Nasdaq Global Select Market and the TASE. Trading in our common stock on these markets takes place in different currencies (U.S. dollars on The Nasdaq Global Select Market and New Israeli Shekels (“NIS”) on the TASE) and at different times (due to different time zones, trading days and public holidays in the United States and Israel). The trading prices of our common stock on these two markets may differ due to these and other factors. Any decrease in the trading price of our common stock on one of these markets could cause a decrease in the trading price of our common stock on the other market. Differences in trading prices on the two markets could negatively impact our trading price.

Future sales of substantial amounts of our common stock may negatively affect our stock price.

If we or our stockholders sell substantial amounts of our common stock, including shares issuable upon the exercise of outstanding options and warrants, or upon the conversion of 2026 Notes or 2029 Notes, in the public market, or if the market perceives that these sales might occur, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. No prediction can be made as to the effect, if any, that market sales of our common stock will have on the market price of our common stock.

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
As a Delaware corporation, we are also subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless certain conditions are met. These anti-takeover provisions could discourage, delay or prevent a change in control of our company, whether or not it is desired by or beneficial to our stockholders, which in turn could have a material adverse effect on the market price of our common stock.

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

We experience cyber-attacks of varying degrees on a regular basis in the ordinary course of our business. As of the date of this report and for the time period of January 1, 2024, through December 31, 2024, the Company is not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. However, there can be no assurance that we will not be materially affected by such risks in the future. For information on the cybersecurity threats and risks we face and the potential impacts on the business related thereto, see Item 1A. Risk Factors – Risks Related to Security Vulnerabilities and Service Reliability.

Governance

Our information security team is led by our CSO. Mr. Friedman has held the position of CSO at organizations across multiple industries, including financial services, for over 13 years and holds industry security certifications including Certified

Information Systems Security Professional (“CISSP”), Certified Information Systems Auditor (“CISA”), Certified Information Security Manager, and Certified in Risk and Information Systems Control. Many members of the information security team also hold CISSP, CISA and other security related certifications. The information security team is made aware of security risks and incidents through a number of channels and activities:

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

As of December 31, 2024, we utilize third-party data centers in the United States, Australia and Europe. We believe that our current facilities properties are in good condition and provide adequate capacity to meet our current needs. If required, we believe that we will be able to obtain suitable additional space on commercially reasonable terms.

Item 3. Legal Proceedings

The material set forth in Note 14 – Legal Matters in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock. The principal United States market on which our common stock is traded is The Nasdaq Global Select Market under the symbol “LPSN”. Our shares of common stock are also traded on the TASE under the symbol “LPSN TA”.

Holders. As of February 28, 2025, there were approximately 209 holders of record of our common stock.

Dividends. We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities. There were no repurchases of the Company’s equity securities during the three months ended December 31, 2024.

Stock Performance Graph. The graph depicted below compares the annual percentage changes in LivePerson’s cumulative total stockholder return with the cumulative total return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Information Technology Index.

___________________________

(1)The graph covers the period from December 31, 2019 to December 31, 2024.
(2)The graph assumes that $100 was invested at the market close on December 31, 2019 in LivePerson’s Common Stock, in the Standard & Poor’s SmallCap 600 Index and in the Standard & Poor’s Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared on LivePerson’s Common Stock.
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

This section of this Form 10-K generally discusses 2024 and 2023 items and year over year comparisons between 2024 and 2023. Discussions of 2022 items and the year over year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Key Metrics and Current Trends

Average Annual Revenue Per Enterprise and Mid-market Customer (“ARPC”) and revenue retention are currently the key performance metrics our management uses to assess the health and trajectory of the Company. These metrics should be viewed independently of revenue, deferred revenue and remaining performance obligations. ARPC increased to approximately $625,000 in 2024, as compared to approximately $610,000 in 2023. Revenue retention for our enterprise and mid-market customers on the LivePerson Platform, which represents the trailing-twelve-month change in total revenue from existing customers after upsells, downsells and attrition, was approximately 82%, below our target range of 105% to 115% in 2024, a decline from the 95% retention rate in 2023 and an increase from the 79% retention rate for the trailing twelve months ended September 30, 2024.
While our expectations for retention rates continue to improve as we look forward to the 2025 renewal cycle, we see heightened risk for the remainder of the current renewal cycle with customers who were likely making their renewal decisions before we installed our new customer success motion. The last set of customers we have identified in this risk category has renewal dates in the first half of 2025. As a result, we currently expect short-term attrition to continue into the first half of 2025 and revenue to decline sequentially as a consequence, with a transition toward positive net new annual recurring revenue expected in the second half of 2025.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. We evaluate these estimates on an annual basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material. For further information on our significant accounting policies, see Note 1 – Description of Business and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

The majority of our revenue is generated from hosted service revenues, including platform access, usage and related professional services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

Hosted Services Revenue

Hosted services revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consist of fees that provide customers access to the LivePerson Platform. We have determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. We recognize this revenue over time on a ratable basis over the contract term, beginning on the date that access to the LivePerson Platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by our performance. Subscription contracts are generally one year or longer in length, billed monthly, quarterly or annually in advance.

Professional Services Revenue

Professional Services revenue is reported at the amount that reflects the ultimate consideration we expect to receive in exchange for such services. The Company’s professional services revenue consists of fees that provide customers with product support and updates during the term of the arrangement, which is typically one year or longer in length, billed monthly, quarterly or annually in advance. Revenue is generally recognized ratably over the contract term. The Company’s professional services revenue also includes custom support services, which differ from the Company’s standard product support. These custom support revenues are recognized as the services are completed.

Goodwill and Long-lived Assets Impairments

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis on October 1, and more frequently whenever events or substantive changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. In performing the goodwill impairment test, we first assess qualitative factors to determine the existence of impairment. If the qualitative factors indicate that the carrying value of a reporting unit more likely than not exceeds its fair value, we proceed to a quantitative test to measure the existence and amount, if any, of goodwill impairment. We may also choose to bypass the qualitative assessment and proceed directly to the quantitative test. In performing the quantitative test, impairment loss is recorded to the extent that the carrying value of the reporting unit exceeds its assessed fair value. In connection with the annual impairment test completed as of October 1, 2024 using the quantitative “Step 1” assessment, we determined the fair value of our reporting unit, using both an income approach and a market approach. The income approach uses a discounted cash flow model that reflects our assumptions regarding revenue growth rates, operating margins, risk-adjusted discount rate, economic and market trends and other expectations about the anticipated operating results of the reporting unit. Under the market approach, we estimate the fair value based on market multiples of revenues derived from comparable publicly traded companies with operating characteristics similar to the reporting unit.

During the fourth quarter of 2023, the Company voluntarily changed its annual goodwill testing date from September 30 to October 1. The Company believes this change of method of applying the accounting principle is preferable, as it more closely aligns the annual impairment testing date with the most current information from the budgeting and strategic planning process and provides management with sufficient time to complete its annual assessment. This change was applied prospectively. In the second quarter of 2024, the Company entered into an agreement for and completed the sale of 100% of the equity in WildHealth to a third party. WildHealth was part of the Business segment and was a separate reporting unit. Subsequent to WildHealth divestiture, the Company has one reporting unit.

Prior to testing goodwill for impairment, the Company first tests its long-lived assets for impairment. The carrying values are adjusted, if necessary, for the result of each impairment test prior to performing the next test. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from their use and eventual disposition. If such review indicates that the carrying amount of an asset is not recoverable and the asset’s fair value is less than the carrying amount, an impairment charge is recognized.

See Note 1 - Description of Business and Summary of Significant Accounting Policies, Note 5 – Goodwill and Intangible Assets, net and Note 6 - Property and Equipment, Net in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information.

Convertible Senior Notes

Convertible Notes

We account for convertible debt and related transactions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470, Debt, ASC 815, Derivatives and Hedging, and ASC 480, Distinguishing Liabilities from Equity. We evaluate convertible debt instruments and related transactions at inception to determine if those contracts include embedded features that should be bifurcated as an embedded derivative.

The 2029 Notes issued during the current year are accounted for as a liability. The transaction was accounted for as a debt extinguishment and a gain on extinguishment was recorded. The Company paid third party fees in connection with the transaction, which were capitalized as debt issuance costs. Unamortized debt issuance costs incurred in connection with securing the Company’s financing arrangements are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. All deferred financing costs are amortized to interest expense. The 2029 Notes include certain embedded features requiring bifurcation. The Company estimates the fair value of these features on a quarterly basis by assessing the likelihood of triggering events. The features do not have material values as of December 31, 2024, but they may have value in the future, should the estimates change, with any change in fair value recorded in the Company’s consolidated statements of operations.

Warrants

The cash-settled and share-settled warrants (together, “Warrants”) issued by the Company are classified as current liabilities in the consolidated balance sheets and recorded at their fair value. Changes in fair value are recorded in the Company’s consolidated statements of operations.

See Note 8 – Convertible Senior Notes, Net of Current Portion, Capped Call Transactions, and Warrants and Note 10 - Fair Value Measurements in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information.

Recently Issued Accounting Standards

See Note 1 – Description of Business and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information about recent accounting guidance not yet adopted and recently adopted accounting pronouncements.

Results of Operations

We enable brands to leverage the LivePerson Platform’s sophisticated intelligence engine to connect with consumers through an integrated suite of mobile and online business messaging technologies. Our platform enables businesses to have conversations with millions of consumers as personally as they would with one consumer.

Revenue

The following tables set forth our results of operations for the years presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2024	2023	% Change

	(Dollars in thousands)
Revenue	$312,474	$401,983	(22)%

Revenue decreased by 22% to $312.5 million for the year ended December 31, 2024, from $402.0 million for the year ended December 31, 2023. Hosted services decreased by $71.3 million, primarily driven by customer cancellations and downsells. Included in hosted services is a decrease of $16.6 million in revenue that is variable based on interactions and usage for the year ended December 31, 2024. In addition, Professional Services decreased by $18.2 million for the year ended December 31, 2024. The year ended December 31, 2023 included $15.8 million of revenue related to the WildHealth business, which was sold in June 2024, and $7.1 million of revenue related to Kasamba, which was sold in March 2023. Refer to Key Metrics and Current Trends within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of revenue trends.

Cost of Revenue

Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Year Ended December 31,
	2024	2023	% Change

	(Dollars in thousands)
Cost of revenue	$93,404	$142,823	(35)%
Percentage of total revenue	30%	36%
Headcount (at period end)	187	211	(11)%

Cost of revenue decreased by 35% to $93.4 million for the year ended December 31, 2024, from $142.8 million for the year ended December 31, 2023. This decrease in expense is primarily attributable to a decrease in outsourced labor and related costs of $20.1 million, a decrease in software and hosting expenses of $13.8 million, a decrease in salary and related employee expenses of $7.1 million due to attrition from the prior year, and a decrease in amortization expense of $9.5 million related to purchased intangible assets and finance leases.

Sales and Marketing

Sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Year Ended December 31,
	2024	2023	% Change

	(Dollars in thousands)
Sales and marketing	$100,475	$125,677	(20)%
Percentage of total revenue	32%	31%
Headcount (at period end)	224	328	(32)%

Sales and marketing expenses decreased by 20% to $100.5 million for the year ended December 31, 2024, from $125.7 million for the year ended December 31, 2023. This decrease was primarily attributable to a decrease in salary and employee-related expenses of $14.0 million due to attrition from the prior year, a decrease in marketing expenses of $5.7 million, a decrease in software and hosting expenses of $3.6 million, and a decrease in business services, outsourced labor and related costs of $1.9 million.

General and Administrative

Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Year Ended December 31,
	2024	2023	% Change

	(Dollars in thousands)
General and administrative	$80,008	$91,619	(13)%
Percentage of total revenue	26%	23%
Headcount (at period end)	132	136	(3)%

General and administrative expenses decreased by 13% to $80.0 million for the year ended December 31, 2024, from $91.6 million for the year ended December 31, 2023. This is primarily related to a decrease in business services and outsourced labor of $9.4 million, a decrease in salary and related employee expenses of $5.7 million, and a decrease in other expenses of $8.3 million primarily related to legal, software and insurance costs. These items were partially offset by an increase of $12.5 million in stock-based compensation expense driven by settlement of earn-outs in 2023.

Product Development

Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Year Ended December 31,
	2024	2023	% Change

	(Dollars in thousands)
Product development	$99,917	$124,792	(20)%
Percentage of total revenue	32%	31%
Headcount (at period end)	405	468	(13)%

Product development costs decreased by 20% to $99.9 million for the year ended December 31, 2024, from $124.8 million for the year ended December 31, 2023. This decrease is primarily related to a decrease in business services and outsourced labor of $13.9 million, a decrease in salary and employee-related expenses of $10.6 million due to attrition from the prior year, and a decrease in software and hosting expenses of $1.4 million, partially offset by an increase in stock compensation expense of $1.0 million.

We continued to make investments in public cloud migration, and in enhancing and expanding new features of the LivePerson Platform. During the years ended December 31, 2024 and 2023, $19.3 million and $19.4 million was capitalized, respectively.

Restructuring Costs

We maintain restructuring initiatives to realign our cost structure with our current business model, in which we have flattened the organization to align to more efficient sales and service support.

	Year Ended December 31,
	2024	2023	% Change

	(Dollars in thousands)
Restructuring costs	$11,139	$22,664	(51)%
Percentage of total revenue	4%	6%

Restructuring costs decreased by 51% to $11.1 million for the year ended December 31, 2024, from $22.7 million for the year ended December 31, 2023. This decrease is primarily attributable to a $6.9 million decrease in IT infrastructure contract termination costs. In addition, severance and other associated costs decreased by $4.6 million due to fewer reductions in our workforce compared to the year ended December 31, 2023. Refer to Note 13 – Restructuring for additional information about the restructuring initiative.

Impairment of Goodwill

	Year Ended December 31,
	2024	2023	% Change

	(Dollars in thousands)
Impairment of goodwill	$60,551	$11,895	409%
Percentage of total revenue	19%	3%

Goodwill impairment was $60.6 million for the year ended December 31, 2024, primarily related to goodwill impairment of $56.9 million as a result of our impairment test on October 1, 2024, and to a lesser extent, goodwill impairment of $3.6 million related to the WildHealth business, which was sold during the second quarter of 2024. Refer to Note 5 - Goodwill and Intangible Assets, net, for additional information about the impairments.

Impairment of Intangibles and Other Assets

	Year Ended December 31,
	2024	2023	% Change

	(Dollars in thousands)
Impairment of intangibles and other assets	$46,872	$7,974	488%
Percentage of total revenue	15%	2%

Impairment of intangibles and other assets was $46.9 million for the year ended December 31, 2024. This impairment consisted of non-cash charges of $23.7 million related to developed technology, $11.0 million related to customer relationships, $0.5 million related to trademarks, $9.5 million related to property and equipment - internal-use software development costs, and $2.2 million attributable to the intangible assets associated with our WildHealth reporting unit, which was fully divested during 2024. Refer to Note 5 - Goodwill and Intangible Assets, net, for additional information about the impairments.

Total Other Income, net

Total other income, net consists primarily of gain on debt extinguishment, fair value adjustments for our Warrants, foreign currency gains and losses and loss from our equity method investment. Interest expense represents interest expense from our convertible senior notes, amortization of debt issuance costs and debt discount. Interest income represents interest earned from cash deposits.

	Year Ended December 31,
	2024	2023	% Change

	(Dollars in thousands)
Interest expense	$(14,486)	$(4,882)	(197)%
Interest income	5,860	9,551	(39)%
Gain on debt extinguishment	73,083	7,200	915%
Other (expense) income, net	(12,800)	3,234	(496)%
Total other income, net	$51,657	$15,103	242%

Total other income, net increased by $36.6 million to income of $51.7 million for the year ended December 31, 2024 from $15.1 million for the year ended December 31, 2023. The increase is primarily due to a gain of $73.1 million related to the extinguishment of the 2026 Notes, partially offset by a $12.2 million adjustment to the fair value of our Warrants and $14.5 million interest expense on our convertible debt. The remaining amount of total other income, net fluctuation is primarily attributable to interest income on our money market accounts, and the impact of currency rate fluctuations.

Provision For Income Taxes

	Year Ended December 31,
	2024	2023	% Change

	(Dollars in thousands)
Provision for income taxes	$2,735	$4,163	(34)%

We had a provision for income taxes of $2.7 million and $4.2 million for the years ended December 31, 2024 and 2023, respectively. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate, valuation allowance recorded against losses generated in the U.S. and Germany and changes to unrecognized tax benefits in Israel. The overall tax provision recorded represents tax on non-U.S. earnings in the various jurisdictions in which we operate and the provision for U.S. state and local impacts. The total tax expense associated with non-U.S. jurisdictions is relatively consistent between periods.

Liquidity and Capital Resources

The following describes the Company’s cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	(In thousands)
Net cash used in operating activities	$(15,130)	$(19,765)
Net cash used in investing activities	(28,216)	(18,842)
Net cash provided by (used in) financing activities	14,972	(151,142)

As of December 31, 2024, we had $183.2 million in cash, cash equivalents, and restricted cash, a decrease of $29.7 million from December 31, 2023. The decrease is primarily attributable to the Company’s repayment in full at maturity of the outstanding $72.5 million in aggregate principal amount of the 2024 Notes, the repurchase of 2026 Notes for $4.9 million, capital expenditures of $25.1 million, and various other uses of cash for operating purposes. These uses of cash were partially offset by proceeds of $50.0 million from issuance of the 2029 Notes, along with $50.0 million in proceeds from the Delayed Draw Notes transaction in the fourth quarter of fiscal year 2024.

Cash Flows from Operating Activities

Net cash used in operating activities was $15.1 million in the year ended December 31, 2024. Our net loss was $134.3 million, which includes the effect of non-cash expenses related to depreciation of $30.3 million, amortization of purchased intangible assets and finance leases of $12.0 million, change in the fair value of Warrants of $12.2 million, PIK interest expense of $5.8 million, amortization of debt issuance costs and accretion of discount of $4.5 million, allowance for credit losses of $15.0 million, and stock-based compensation of $22.0 million. In addition, we recorded a goodwill impairment of $60.6 million, and intangible and other assets impairments of $46.9 million primarily related to our developed technology and customer relationships, and to a lesser extent, related to our WildHealth reporting unit and internal-use software development costs. These items were partially offset by a gain on repurchase of convertible notes of $73.1 million. Net cash used in operating activities was further driven by a decrease in accounts payable, accrued expenses and other current liabilities of $44.5 million and a decrease in deferred revenue of $23.1 million, partially offset by a decrease in accounts receivable of $37.5 million, a decrease in prepaid expenses and other current assets of $7.3 million, and a decrease in contract acquisition costs of $3.3 million.

Net cash used in operating activities was $19.8 million in the year ended December 31, 2023. Our net loss was $100.4 million, which included the effect of non-cash expenses related to depreciation of $32.6 million, amortization of purchased intangible assets and finance leases of $22.2 million, amortization of debt issuance costs of $4.0 million, allowance for credit losses of $3.3 million, a goodwill impairment of $11.9 million, intangible and other assets impairment of $8.0 million related to our WildHealth reporting unit and internal-use software development costs, a $4.6 million change in fair value of contingent consideration, and stock-based compensation of $11.9 million, partially offset by a gain on divestiture of $17.6 million and a gain on repurchase of convertible notes of $7.2 million. Net cash used in operating activities was further driven by a decrease in deferred revenue of $3.2 million, a decrease in other liabilities of $7.8 million, and an increase in prepaid expenses and other current assets of $3.4 million, partially offset by an increase in accounts payable, accrued expenses and other current liabilities of $10.8 million, a decrease in contract acquisition costs of $5.0 million and a decrease in accounts receivable of $1.5 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $28.2 million in the year ended December 31, 2024 which was primarily driven by purchases of property and equipment and capitalization of internally developed software.

Net cash used in investing activities was $18.8 million in the year ended December 31, 2023 which was primarily driven by purchases of property and equipment and capitalization of internally developed software, partially offset by the proceeds from the sale of Kasamba.

Cash Flows from Financing Activities

Net cash provided by financing activities was $15.0 million in the year ended December 31, 2024 which was primarily driven by proceeds from issuance of 2029 Notes of $50.0 million, and proceeds from the Delayed Draw Notes of $50.0 million. These proceeds were partially offset by full repayment of the 2024 Notes of $72.5 million, repurchases of the 2026 Notes of $4.9 million, and payment of debt issuance costs of $7.6 million. Net cash used by financing activities was $151.1 million in the year ended December 31, 2023, driven primarily by the repurchase of the 2024 Notes of $149.8 million.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service and sales and marketing departments, and for the amortization of purchased intangible assets, as well as acquisition costs and non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of December 31, 2024, we had an accumulated deficit of $991.3 million.

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

Further, we continue to plan to refinance the remaining balance of the 2026 Notes on or prior to their maturity. We cannot assure you that additional funding will be available on favorable terms, when needed, if at all. If we are unable to obtain any necessary financing, we may be required to further reduce the scope of our planned sales and marketing and product development efforts, which could materially adversely affect our financial condition and operating results. In addition, we may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in or acquire complementary businesses, technologies, services or products.

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

Capital Expenditures

Total capital expenditures in 2024 were $25.1 million, primarily related to software capitalization and to the continued investment in our co-location facilities. We anticipate that our current cash and cash equivalents and cash from operations will be sufficient to fund our capital expenditures for at least the next 12 months.

Indemnifications

We enter into service and license agreements in the ordinary course of business. Pursuant to some of these agreements, we agree to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using our products.

We also have agreements whereby certain of our officers and our directors are indemnified for certain events or occurrences. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid subject to customary deductibles. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Currently, we have no liabilities recorded for these agreements as of December 31, 2024.

Contractual Obligations

Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2024, the value of our non-cancellable unconditional purchase obligations was $15.5 million, primarily relating to contracts with vendors in connection with IT infrastructure. See Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information regarding our purchase obligations.

We also lease certain facilities under non-cancellable operating lease arrangements that expire at various dates through 2025. See Note 9 – Leases in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information regarding our lease obligations.

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

Collection Risks

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During 2024, we decreased our allowance for credit losses from $9.3 million to $8.6 million. During 2023, we increased our allowance for credit losses from $9.2 million to $9.3 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for credit losses on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against the applicable recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for credit losses when accounts previously reserved have been collected.

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
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LivePerson, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Embedded Features in 2029 Notes

As described in Notes 1 and 8 to the consolidated financial statements, in June 2024, the Company issued $150 million aggregate principal amount of its 2029 Notes including $100 million aggregate principal amount issued in exchange for $146 million aggregate principal amount of 2026 Notes and $50 million aggregate principal amount issued for cash. The Company evaluates convertible debt instruments and related transactions at inception to determine if those contracts include embedded features that should be bifurcated as an embedded derivative. The 2029 Notes include certain embedded features requiring bifurcation, which did not have material values as of December 31, 2024 due to management’s estimates of the likelihood of triggering events, but that may have value in the future should those estimates change, with any change in fair value recorded in the Company’s consolidated statements of operations.

We identified the evaluation of whether the embedded features included in the 2029 Notes should be bifurcated as embedded derivatives as a critical audit matter. Determining whether the embedded features included in the 2029 Notes should be bifurcated and accounted for separately as derivatives involved the use of significant judgment in the application of highly complex accounting standards. Auditing these elements involved especially challenging and complex auditor judgment due to the nature and extent of audit effort required to evaluate management’s application of highly complex accounting standards to these elements.

The primary procedures we performed to address this critical audit matter included:

•Reading and analyzing the relevant agreements to identify relevant terms and conditions that affect whether embedded features should be bifurcated.

•With the assistance of professionals in our firm having expertise in accounting for derivatives, we evaluated the Company’s conclusions regarding whether the embedded features should be bifurcated and accounted for as derivatives under accounting principles generally accepted in the United States of America.

Impairment Testing of Goodwill and Long-Lived Assets

As described in Notes 1, 5 and 6 to the consolidated financial statements, the Company’s consolidated goodwill, intangible assets and property and equipment, net balances as of December 31, 2024 were $222.6 million, $15.1 million and $100.6 million, respectively. Prior to testing goodwill for impairment, the Company first tests its long-lived assets for impairment. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from their use and eventual disposition. If such review indicates that the carrying amount of an asset is not recoverable and the asset's fair value is less than the carrying amount, an impairment charge is recognized. In connection with the annual goodwill impairment completed as of October 2024, using the quantitative “Step 1” assessment, the Company determined the fair value of its reporting unit, using both an income approach and a market approach. The fair value determination using an income approach requires management to make significant estimates and assumptions that related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and the discount rate. As a result of the impairment tests in the fourth quarter of 2024, the Company recorded non-cash impairment charges of $56.9 million for goodwill and $35.2 million for intangible assets which is included in Impairment of goodwill and Impairment of intangibles and other assets in the consolidated statements of operations, respectively.

We identified the Company’s impairment testing of its long-lived assets and goodwill in the fourth quarter of 2024 as a critical audit matter. The cash flows used in determining the fair value of the Company’s reporting unit and recoverability of the asset group required the use of significant judgment due to the subjectivity and uncertainty of the forecasts of future revenues for certain years and EBITDA. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the reasonableness of the assumptions regarding forecasts of future revenues for certain years and EBITDA by: i) evaluating the consistency of the forecasts of future revenues and EBITDA with historical results, and ii) evaluating the consistency of the forecasts of future revenues and EBITDA with the Company’s objectives and strategies.

•Testing the accuracy and completeness of information used by management to determine the forecasts of future revenues for certain years.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2005.

New York, New York

March 14, 2025

LIVEPERSON, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$183,237	$210,782
Restricted cash	—	2,143
Accounts receivable, net of allowances of $8,627 and $9,290 as of December 31, 2024 and 2023, respectively	28,737	81,802
Prepaid expenses and other current assets (Note 1)	19,250	26,981
Total current assets	231,224	321,708
Operating lease right-of-use assets (Note 9)	48	4,135
Property and equipment, net (Note 6)	100,557	119,325
Contract acquisition costs, net (Note 2)	33,559	37,354
Intangible assets, net (Note 5)	15,070	61,625
Goodwill, net (Note 5)	222,554	285,631
Deferred tax assets, net (Note 15)	4,411	4,527
Other assets	355	1,208
Total assets	$607,778	$835,513
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,378	$13,555
Accrued expenses and other current liabilities (Note 7)	66,530	97,024
Deferred revenue (Note 2)	57,980	81,858
Convertible senior notes (Note 8)	—	72,393
Operating lease liabilities (Note 9)	52	2,719
Total current liabilities	139,940	267,549
Convertible senior notes, net of current portion (Note 8)	527,070	511,565
Operating lease liabilities, net of current portion (Note 9)	—	2,173
Deferred tax liabilities (Note 15)	3,542	2,930
Other liabilities	4,542	3,158
Total liabilities	675,094	787,375
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value - 200,000,000 shares authorized; 93,956,738 and 90,603,519 shares issued, and 91,190,665 and 87,837,446 shares outstanding as of December 31, 2024 and 2023, respectively	94	91
Treasury stock, at cost; 2,766,073 shares as of December 31, 2024 and 2023	(3)	(3)
Additional paid-in capital	936,047	913,522
Accumulated deficit	(991,261)	(856,988)
Accumulated other comprehensive loss	(12,193)	(8,484)
Total stockholders’ equity	(67,316)	48,138
Total liabilities and stockholders’ equity	$607,778	$835,513

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022

	(In thousands, except share and per share amounts)
Revenue	$312,474	$401,983	$514,800
Costs, expenses and other:
Cost of revenue	93,404	142,823	184,699
Sales and marketing	100,475	125,677	214,027
General and administrative	80,008	91,619	120,625
Product development	99,917	124,792	193,688
Impairment of goodwill	60,551	11,895	—
Impairment of intangibles and other assets	46,872	7,974	—
Restructuring costs	11,139	22,664	19,967
Loss (gain) on divestiture	558	(17,591)	—
Amortization of purchased intangible assets	2,745	3,505	3,678
Total costs, expenses and other	495,669	513,358	736,684
Loss from operations	(183,195)	(111,375)	(221,884)
Other income (expense), net:
Interest expense	(14,486)	(4,882)	(5,503)
Interest income	5,860	9,551	5,151
Gain on debt extinguishment	73,083	7,200	—
Other (expense) income, net	(12,800)	3,234	(1,784)
Total other income (expense), net	51,657	15,103	(2,136)
Loss before provision for income taxes	(131,538)	(96,272)	(224,020)
Provision for income taxes	2,735	4,163	1,727
Net loss	$(134,273)	$(100,435)	$(225,747)

Net loss per share of common stock:
Basic	$(1.51)	$(1.28)	$(3.03)
Diluted	$(1.51)	$(1.28)	$(3.03)
Weighted-average shares used to compute net loss per share:
Basic	88,715,161	78,593,274	74,509,404
Diluted	88,715,161	78,593,274	74,509,404

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Net loss	$(134,273)	$(100,435)	$(225,747)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,709)	2,193	(5,113)
Comprehensive loss	$(137,982)	$(98,242)	$(230,860)

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount

	(In thousands, except share data)
Balance as of December 31, 2021	74,980,546	$75	(2,746,243)	$(3)	$871,788	$(516,859)	$(5,564)	$349,437
Cumulative adjustment due to adoption of ASU 2020-06	—	—	—	—	(209,651)	50,244	—	(159,407)
Common stock issued upon exercise of stock options	272,770	—	—	—	1,327	—	—	1,327
Common stock issued upon vesting of restricted stock units	1,204,430	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	68,630	—	—	68,630
Bonus cash payment settled in shares of the Company’s common stock	735,519	1	—	—	17,299	—	—	17,300
Common stock repurchase	—	—	(19,830)	—	(222)	—	—	(222)
Issuance of common stock in connection with acquisitions	837,965	1	—	—	17,636	—	—	17,637
Common stock issued under the Company’s employee stock purchase plan (“ESPP”)	319,754	—	—	—	4,246	—	—	4,246
Net loss	—	—	—	—	—	(225,747)	—	(225,747)
Other comprehensive loss	—	—	—	—	—	—	(5,113)	(5,113)
Balance as of December 31, 2022	78,350,984	$78	(2,766,073)	$(3)	$771,052	$(692,362)	$(10,677)	$68,088
Common stock issued upon exercise of stock options	66,736	—	—	—	175	—	—	175
Common stock issued upon vesting of restricted stock units	1,533,226	2	—	—	(2)	—	—	—
Stock-based compensation	—	—	—	—	35,483	—	—	35,483
Issuance of common stock in connection with acquisitions	10,297,374	10	—	—	38,418	—	—	38,428
Common stock issued under ESPP	355,199	1	—	—	1,715	—	—	1,716
Activity related to divestiture	—	—	—	—	66,681	(64,191)	57	2,547
Net loss	—	—	—	—	—	(100,435)	—	(100,435)
Other comprehensive income	—	—	—	—	—	—	2,136	2,136
Balance as of December 31, 2023	90,603,519	$91	(2,766,073)	$(3)	$913,522	$(856,988)	$(8,484)	$48,138
Common stock issued upon exercise of stock options	13	—	—	—	—	—	—	—
Common stock issued upon vesting of restricted stock units	3,018,480	3	—	—	(3)	—	—	—
Stock-based compensation	—	—	—	—	21,989	—	—	21,989
Common stock issued under ESPP	334,726	—	—	—	419	—	—	419
Other	—	—	—	—	120	—	—	120
Net loss	—	—	—	—	—	(134,273)	—	(134,273)
Other comprehensive loss	—	—	—	—	—	—	(3,709)	(3,709)
Balance as of December 31, 2024	93,956,738	$94	(2,766,073)	$(3)	$936,047	$(991,261)	$(12,193)	$(67,316)
See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(134,273)	$(100,435)	$(225,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	21,989	11,854	109,638
Depreciation	30,310	32,557	32,284
Reduction of operating lease right-of-use assets	4,059	—	—
Amortization of purchased intangible assets and finance leases	11,962	22,196	22,112
Amortization of debt issuance costs and accretion of debt discount	4,513	4,043	3,778
Impairment of goodwill	60,551	11,895	—
Impairment of intangibles and other assets	46,872	7,974	—
Change in fair value of Warrants	12,232	—	—
Change in fair value of contingent consideration	—	4,629	(8,516)
Gain on debt extinguishment	(73,083)	(7,200)	—
Paid-in-kind interest expense	5,810	—	—
Allowance for credit losses	14,959	3,319	5,644
Loss (gain) on divestiture	558	(17,591)	—
Gain on settlement of leases	—	—	(242)
Deferred income taxes	623	1,046	(1,161)
Equity loss in joint venture	—	2,264	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	37,548	1,457	(38)
Prepaid expenses and other current assets	7,300	(3,411)	(5,979)
Contract acquisition costs	3,331	4,992	(6,370)
Other assets	652	1,361	(153)
Accounts payable, accrued expenses and other current liabilities	(44,518)	10,773	19,535
Deferred revenue	(23,058)	(3,169)	(12,341)
Operating lease liabilities	(4,868)	(523)	(2,638)
Other liabilities	1,401	(7,796)	8,093
Net cash used in operating activities	(15,130)	(19,765)	(62,101)
INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(25,142)	(28,657)	(48,486)
Proceeds from divestiture	—	13,819	—
Payments for acquisitions, net of cash acquired	—	—	(3,430)
Purchases of intangible assets	(3,074)	(4,004)	(2,680)
Investment in joint venture	—	—	(2,264)
Net cash used in investing activities	(28,216)	(18,842)	(56,860)
FINANCING ACTIVITIES:
Proceeds from issuance of 2029 convertible senior notes	100,000	—	—
Payment for repurchase of 2024 convertible senior notes	(72,492)	(149,702)	—
Payment for repurchase of 2026 convertible senior notes	(4,901)	—	—
Payment of debt issuance costs	(7,584)	—	—
Principal payments for finance leases	(401)	(3,330)	(3,734)
Proceeds from issuance of common stock in connection with the exercise of options and ESPP	350	1,890	5,573
Repurchase of common stock	—	—	(221)
Net cash provided by (used in) financing activities	14,972	(151,142)	1,618

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,314)	465	(3,980)
Net decrease in cash, cash equivalents, and restricted cash	(29,688)	(189,284)	(121,323)
Cash classified within current assets held for sale	—	10,011	(10,011)
Cash, cash equivalents, and restricted cash - beginning of year	212,925	392,198	523,532
Cash, cash equivalents, and restricted cash - end of year	$183,237	$212,925	$392,198
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$183,237	$210,782	$391,781
Restricted cash	—	2,143	417
Total cash, cash equivalents, and restricted cash	$183,237	$212,925	$392,198
Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net	$1,886	$1,858	$3,237
Cash paid for interest	3,710	1,235	1,932
Supplemental disclosure of non-cash investing and financing activities:
Increase in convertible senior notes, net upon adoption of ASU 2020-06	$—	$—	$(159,407)
Purchase of property and equipment and intangible assets in accounts payable	1,093	2,088	1,022
Right-of-use assets obtained in exchange for operating lease liabilities	100	5,198	—
Right-of-use assets obtained in exchange for finance lease liabilities	—	3,693	—
Issuance of shares of common stock to settle cash awards	—	—	17,300
Supplemental disclosure of non-cash financing activities related to acquisitions
Fair value of contingent earn-out in connection with e-bot7 transaction	$—	$—	$7,362
Fair value of contingent earn-out in connection with Tenfold transaction	—	—	6,558
Fair value of contingent earn-out in connection with VoiceBase transaction	—	—	16,067
Issuance of shares of common stock in connection with WildHealth transaction	—	—	17,675
Fair value of contingent earn-out in connection with WildHealth transaction	—	—	42,234

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

LivePerson, Inc. (the “Company”) is a leader in digital customer conversation. Since 1998, LivePerson has enabled connections between consumers and its customers through digital and artificial intelligence (“AI”)-powered conversations.

The LivePerson Platform powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, short messaging service (“SMS”), social media and third-party consumer messaging platforms. Brands can also use the LivePerson Platform to connect conversations across voice and digital channels to give customers additional options and ensure their interactions with brands are integrated no matter where they choose to reach out.

The LivePerson Platform enables what the Company calls “the tango” of humans, LivePerson bots, third-party bots and LLMs, whereby humans act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Agents are able to leverage the AI engine (including generative AI capabilities) to surface relevant content, define next-best actions. By integrating customer engagement channels, LivePerson’s proprietary AI, and third-party bots and AI, the LivePerson Platform offers brands a comprehensive approach to scaling automations across customer conversations.

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

The Company’s equity method investment in joint venture was reduced to zero during 2023 based on 2023 losses, and remained at zero on the consolidated balance sheet as of December 31, 2024. The Company recorded its ownership percentage of losses of Claire in Other (expense) income, net in the amount of $2.3 million for the year ended December 31, 2023.

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”, an entity consolidates a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company periodically reassesses whether it is the primary beneficiary of a VIE. See Note 17 – Variable Interest Entities for the Company’s assessment of VIEs.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions.

Items subject to such estimates and assumptions include, but are not limited to:
•stock-based compensation expense;
•allowance for credit losses;
•the period of benefit for deferred contract acquisition costs;
•valuation of goodwill;
•valuation and useful lives of long-lived assets;
•valuation of the cash-settled and share-settled warrants (together, “Warrants”);
•valuation of features embedded in 2029 Notes;
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

Foreign Currency Translation
The Company’s operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the United States of America (“U.S.”) dollar (the reporting currency) for inclusion in the Company’s consolidated financial statements. Income, expenses, and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders’ equity. Foreign exchange transaction gains or losses are included in Other (expense) income, net in the accompanying consolidated statements of operations, and were not material for the years ended December 31, 2024, 2023 and 2022.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents, which primarily consist of money market funds, are recorded at cost, which approximates fair value. Restricted cash primarily related to funds held in connection with the divestiture of Kasamba. See Note 19 – Divestitures for additional information.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Prepaid Expenses and Other Current Assets

The following table presents the detail of prepaid expenses and other current assets as of the dates presented:

	December 31,
	2024	2023

	(In thousands)
Prepaid software maintenance	$9,868	$8,592
VAT receivable	2,452	4,399
Prepaid server maintenance	116	2,634
Prepaid - other	2,794	2,599
Other assets	4,020	8,757
Total prepaid expenses and other current assets	$19,250	$26,981

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis on October 1, and more frequently whenever events or substantive changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value in accordance with ASC 820, Fair Value Measurements. In performing the goodwill impairment test, the Company first assesses qualitative factors to determine the existence of impairment. If the qualitative factors indicate that the carrying value of a reporting unit more likely than not exceeds its fair value, the Company proceeds to a quantitative test to measure the existence and amount, if any, of goodwill impairment. The Company may also choose to bypass the qualitative assessment and proceed directly to the quantitative test. In performing the quantitative test, impairment loss is recorded to the extent that the carrying value of the reporting unit exceeds its assessed fair value. In connection with the annual impairment test completed as of October 1, 2024 using the quantitative “Step 1” assessment, the Company determined the fair value of the reporting unit, using both an income approach and a market approach. The income approach uses a discounted cash flow model that reflects the Company’s assumptions regarding revenue growth rates, operating margins, risk-adjusted discount rate, economic and market trends and other expectations about the anticipated operating results of the reporting unit. Under the market approach, the Company estimates the fair value based on market multiples of revenues derived from comparable publicly traded companies with operating characteristics similar to the reporting unit.

During the fourth quarter of 2023, the Company voluntarily changed its annual goodwill testing date from September 30 to October 1. The Company believes this change of method of applying the accounting principle is preferable, as it more closely aligns the annual impairment testing date with the most current information from the budgeting and strategic planning process and provides management with sufficient time to complete its annual assessment. The change was applied prospectively and did not have a material impact on the Company. In the second quarter of 2024, the Company entered into an agreement for and completed the sale of 100% of the equity in WildHealth with a third party. WildHealth was part of the Business segment and was a separate reporting unit. Subsequent to WildHealth divestiture, the Company has one reporting unit. See Note 19 – Divestitures for additional information.

Long-lived Assets

Intangible assets

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360-10-35, Accounting for Impairment or Disposal of Long-Lived Assets. Acquired intangible assets consist of identifiable intangible assets, primarily developed technology and customer relationships, resulting from the Company’s acquisitions. Intangible assets are recorded at fair value on the date of acquisition and are amortized on a straight-line basis over their estimated economic lives, which are generally 3 to 15 years. The Company’s capitalized patents are stated at cost, which approximates fair value at inception, and are amortized on a straight-line basis over their estimated economic lives, which are generally 12 to 13 years. See Note 5 – Goodwill and Intangible Assets, Net for additional information.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation, and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. The Company reviews the estimated useful lives of its property and equipment on an annual basis.

Internal-Use Software Development Costs

The Company capitalizes its costs to develop its internal-use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. These costs are included in Property and equipment in the Company’s consolidated balance sheets and are amortized on a straight-line basis over the estimated useful life of the related asset, which approximates five years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Management evaluates the useful lives of these assets and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. See Note 6 – Property and Equipment, Net for additional information.

Prior to testing goodwill for impairment, the Company first tests its long-lived assets for impairment. The carrying values are adjusted, if necessary, for the result of each impairment test prior to performing the next test. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from their use and eventual disposition. If such review indicates that the carrying amount of an asset is not recoverable and the asset's fair value is less than the carrying amount, an impairment charge is recognized.

Convertible Senior Notes

Convertible Notes

The Company accounts for convertible debt and related transactions in accordance with ASC 470, Debt, ASC 815, Derivatives and Hedging, and ASC 480, Distinguishing Liabilities from Equity. The Company evaluates convertible debt instruments and related transactions at inception to determine if those contracts include embedded features that should be bifurcated as an embedded derivative.

The 2029 Notes issued during the current year are accounted for as a liability. The transaction was accounted for as a debt extinguishment and a gain on extinguishment was recorded. The Company paid third party fees in connection with the transaction, which were capitalized as debt issuance costs. Unamortized debt issuance costs incurred in connection with securing the Company’s financing arrangements are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. All deferred financing costs are amortized to interest expense. The 2029 Notes include certain embedded features requiring bifurcation. The Company estimates the fair value of these features on a quarterly basis by assessing the likelihood of triggering events. The features do not have material values as of December 31, 2024, but they may have value in the future, should the estimates change, with any change in fair value recorded in the Company’s consolidated statements of operations.

Warrants

The Warrants issued by the Company are classified as current liabilities in the consolidated balance sheets and recorded at their fair value. Changes in fair value are recorded in the Company’s consolidated statements of operations.

See Note 8 – Convertible Senior Notes, Net of Current Portion, Capped Call Transactions, and Warrants and Note 10 – Fair Value Measurements for additional information.

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
When the divestiture represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results, the disposal is presented as a discontinued operation.

Advertising

The Company expenses the cost of advertising and promoting its services as incurred in Sales and marketing expense on the consolidated statements of operations. Such costs totaled $5.1 million, $10.9 million, and $45.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Research and Development

Research and development (“R&D”) costs are expensed when incurred, except for certain internal-use software development costs, which may be capitalized as noted above. R&D expenses consist primarily of personnel and related headcount costs, costs of professional services associated with the ongoing development of the Company’s technology, and allocated overhead, and are included in Product development in the consolidated statements of operations.

Stock-Based Compensation

Compensation related to stock-based awards to employees and directors is measured and recognized in the Company’s consolidated statements of operations based on the fair value of the awards granted. The Company estimates the fair value of its stock options using the Black Scholes option pricing model. The stock-based compensation expense relating to stock options is recognized on a straight-line basis over the period during which the employee or director is required to provide service in exchange for the award, usually the vesting period, which is generally one to four years.

Restricted stock units (“RSUs”) are generally subject to a service-based vesting condition over one to four years. The valuation of these RSUs is based solely on the Company’s stock price on the date of grant, and the corresponding compensation expense is amortized on a straight-line basis.

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

In accordance with ASC 718-10, Compensation - Stock Compensation, the Company measures stock-based awards at fair value and recognizes compensation expense for all stock-based payment awards made to its employees and directors, including employee stock options. See Note 12 – Stockholders’ Equity for additional information.

Leases

The Company determines if an arrangement is or contains a lease at contract inception. In certain of the Company’s lease arrangements, judgment is required in determining if a contract contains a lease. For these arrangements, there is judgment in evaluating if the arrangement involves an identified asset that is physically distinct or whether the Company has the right to substantially all of the capacity of an identified asset that is not physically distinct. In arrangements that involve an identified asset, there is also judgment in evaluating if the Company has the right to direct the use of that asset. Operating leases are recorded in the consolidated balance sheets. Right-of-use (“ROU”) assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in the leases is not readily determinable, the Company uses its incremental borrowing rate as the discount rate, which approximates the interest rate at which the Company could borrow on a collateralized basis with similar terms and payments and in similar economic environments. Optional periods to extend the lease, including by not exercising a termination option, are included in the lease term when it is reasonably certain that the option will be exercised. The Company accounts for lease and non-lease components, principally common area maintenance for the facilities leases, as a single lease component. Variable costs, such as maintenance and utilities based on actual usage, are not included in the measurement of ROU assets and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. The lease expense is recognized on a straight-line basis over the lease term. The Company’s real estate leases asset class with an initial expected term of 12 months or less (short-term) is not accounted for on the consolidated balance sheets. The Company’s finance leases are recorded in Property and equipment, net in the consolidated

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
balance sheets. For finance leases, interest expense on lease liabilities is recognized based on the incremental borrowing rate and the ROU assets are amortized on a straight-line basis over the shorter of the lease term or the useful life of the ROU assets.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that the tax change occurs. In evaluating the Company’s ability to recover its deferred tax assets in the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. The Company includes interest accrued on the underpayment of income taxes and certain interest expense and penalties, if any, related to unrecognized tax benefits as a component of the income tax provision. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for annual periods beginning after December 15, 2023. The Company adopted this guidance in the fourth quarter of 2024, which did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions to clarify that a contractual restriction on the sale of an equity security is not considered part of a unit of account of the equity security, and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also require the following disclosures for equity securities subject to the contractual sale restrictions.

1.The fair value of equity securities subject to the contractual sale restrictions reflected on the balance sheet.
2.The nature and remaining duration of the restriction(s).
3.The circumstances that could cause a lapse in the restriction(s).

This guidance was effective for fiscal years beginning after December 15, 2023, and interim periods within those financial years. The Company adopted this guidance on January 1, 2024, which did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) which seeks to expand disclosures about a public entity’s expenses, including more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, sales and marketing, general and administrative, and research and development). The amendments in this update are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. ASU 2024-03 should be applied

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
retrospectively. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of ASC 718, Compensation—Stock Compensation. Specifically, the amendments in ASU 2024-01 add an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph ASC 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with ASU 718. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or non-employees in exchange for goods or services. The amendments in this update are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. ASU 2024-01 should be applied either retrospectively or prospectively. The Company does not expect this standard to have a material impact on its consolidated financial statements and related disclosures.

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

Note 2. Revenue Recognition

The majority of the Company’s revenue is generated from hosted service revenues, including platform access, usage and related professional services. Revenues are recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

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

Total revenue of $312.5 million, $402.0 million, and $514.8 million was recognized during the years ended December 31, 2024, 2023, and 2022, respectively. No single customer accounted for 10% or more of total revenue for the years ended December 31, 2024, 2023 and 2022.

None of the Company’s contracts contain a significant financing component.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hosted Services Revenue

Hosted services revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consist of fees that provide customers access to the LivePerson Platform, the Company’s enterprise-class digital customer conversation platform. The Company has determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. The Company recognizes this revenue over time on a ratable basis over the contract term, beginning on the date that access to the LivePerson Platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by the Company’s performance. Subscription contracts are generally one year or longer in length, billed monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements.

Professional Services Revenue

Professional Services revenue is reported at the amount that reflects the ultimate consideration the Company expects to receive in exchange for such services. The Company’s professional services revenue consists of fees that provide customers with product support and updates during the term of the arrangement, which is typically one year or longer in length, billed monthly, quarterly, or annually in advance. Revenue is generally recognized ratably over the contract term. Professional services revenue also includes custom support services, which differ from standard product support. The professional services revenues are recognized as the services are completed.

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Revenue:
Hosted services (1)	$261,682	$332,971	$412,467
Professional services	50,792	69,012	102,333
Total revenue	$312,474	$401,983	$514,800

(1) On March 20, 2023, the Company completed the sale of Kasamba and therefore ceased recognizing revenue related to Kasamba effective on the transaction close date. This sale eliminated the entire Consumer segment, as a result of which revenue is presented within a single consolidated segment. Hosted services included $7.1 million and $37.1 million for the years ended December 31, 2023 and 2022, respectively, relating to Kasamba.

Remaining Performance Obligation

As of December 31, 2024, the aggregate amount of the total transaction price allocated in contracts with original duration of one year or greater to the remaining performance obligations was $232.3 million. Approximately 96% of the Company’s remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of less than one year. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606, Revenue from Contracts with Customers.

Contracts with Multiple Performance Obligations

Most of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. Judgment is required to determine the SSP for each distinct performance obligation. The Company determines the SSP based on its overall pricing objectives, taking into

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consideration market conditions and other factors, including the value of its contracts, product offerings and the cloud applications sold.

Revenue by Geographic Location

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s revenues attributable to operations by region for the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Americas (1)	$219,288	$286,924	$363,057
EMEA (2)	57,698	62,613	74,298
APAC (3)	35,488	52,446	77,445
Total revenue	$312,474	$401,983	$514,800
——————————————
(1)United States, Canada, Latin America and South America (“Americas”).
(2)Europe, the Middle East and Africa (“EMEA”).
(3)Asia-Pacific (“APAC”).

Information about Contract Balances

The Company defers all incremental commission costs to obtain the contract. These contract acquisition costs, which are comprised of prepaid sales commissions, have balances at December 31, 2024 and 2023 of $33.6 million and $37.4 million, respectively. The Company amortizes these costs over the related period of benefit using the customer expected life that the Company determined to be four years, which is consistent with the transfer to the customer of the services to which the asset relates. The Company classifies contract acquisition costs as long-term.

The deferred revenue balance consists of services, which have been invoiced upfront, and are recognized as revenue only when the revenue recognition criteria are met.

In some arrangements, the Company allows customers to pay for access to the LivePerson Platform over the term of the software subscription. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables, anticipated to be invoiced in the next twelve months, are included in Accounts receivable, net of allowances for credit losses on the consolidated balance sheets.

The Company recognized revenue of $81.4 million, $86.8 million and $98.3 million for the fiscal years ended December 31, 2024, 2023 and 2022, respectively, which was included in the corresponding deferred revenue balance at the beginning of the year.

The Company’s long-term deferred revenues are included in Other liabilities on the consolidated balance sheets. The opening and closing balances of the Company’s contract acquisition costs, net, and deferred revenues are as follows:

	Contract Acquisition Costs (Non-current)	Deferred Revenue (Current)	Deferred Revenue (Non-current)

	(In thousands)
Balance as of December 31, 2022	$43,804	$84,494	$174
(Decrease) increase, net	(6,450)	(2,636)	9
Balance as of December 31, 2023	$37,354	$81,858	$183
(Decrease) increase, net	(3,795)	(23,878)	140
Balance as of December 31, 2024	$33,559	$57,980	$323

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The decrease in deferred revenue during the year ended December 31, 2024 was primarily driven by changes in customer renewal patterns and contract structures, including the timing of renewals and shifts in service commitments. Amortization expense in connection with contract acquisition costs was $18.3 million, $27.6 million and $36.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, and was included in Cost of revenue in the consolidated statements of operations.

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is the Company’s estimate of the amount of expected credit losses in the Company’s existing accounts receivable, based on both specific and general reserves. The Company maintains general reserves on a collective basis by considering factors such as historical experience, creditworthiness, the age of the trade receivable balances, and current economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The activity in the allowance for credit loss as of the dates presented is as follows:

	December 31,
	2024	2023	2022

	(In thousands)
Balance, beginning of year	$9,290	$9,239	$6,338
Additions charged to costs and expenses	14,959	3,319	5,644
Deductions/write-offs	(15,622)	(3,268)	(2,743)
Balance, end of year	$8,627	$9,290	$9,239

Note 3. Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, stock options, restricted stock units, share-settled warrants, 0.750% Convertible Senior Notes due 2024 (the “2024 Notes”), and 0% Convertible Senior Notes due 2026 (the “2026 Notes”) are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share when including them has an anti-dilutive effect. The Company uses the treasury stock method for stock options, restricted stock units, and share-settled warrants, and uses the if-converted method for convertible debt. As the average market price of the Company’s common stock is below the conversion price of the Company’s 2024 Notes and 2026 Notes, the impact of conversion is anti-dilutive. See Note 8 – Convertible Senior Notes, Net of Current Portion, Capped Call Transactions, and Warrants for additional information about the 2024 Notes, 2026 Notes and First Lien Convertible Senior Notes due 2029 (the “2029 Notes” and together with the 2024 Notes and the 2026 Notes, the “Notes”).

Reconciliation of shares used in calculating basic and diluted net loss per share for the years ended December 31, 2024, 2023, and 2022, were as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except number of shares and per share amounts)
Net loss	$(134,273)	$(100,435)	$(225,747)
Weighted average number of shares outstanding, basic and diluted	88,715,161	78,593,274	74,509,404
Net loss per share, basic and diluted	$(1.51)	$(1.28)	$(3.03)

The securities listed below were excluded from the computation of diluted net loss per share for all periods presented, as their effect would have been anti-dilutive:

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2024	2023	2022
Shares subject to outstanding common stock options and ESPP	2,712,360	3,186,322	4,459,324
Restricted stock units	12,521,875	5,064,047	5,234,733
Earn-outs	—	—	12,049,211
Conversion option of the 2024 Notes	303,681	1,878,862	5,961,186
Conversion option of the 2026 Notes	5,681,596	6,879,283	6,879,283
Share-settled warrants	10,581,178	—	—
Total	31,800,690	17,008,514	34,583,737

Note 4. Segment Information

The Company accounts for its segment information in accordance with the provisions of ASC 280-10, Segment Reporting. ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, evaluates performance, makes operating decisions, and allocates resources based on the financial information presented on a consolidated basis using net loss. Expenses are reviewed by the nature of the cost (Cost of revenue, Sales and marketing, General and administrative and Product development), consistent with the Company’s presentation on its consolidated statements of operations. There are no segment managers who are held accountable by the CODM, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, management has determined that the Company operates as one operating and reportable segment. The Company identifies net loss as its required measure of segment operating profit or loss. Significant expenses within loss from operations, as well as within net loss are separately presented on the Company’s consolidated statements of operations. Other segment items within net loss include Interest expense, Interest income, Gain on debt extinguishment, Other (expense) income, net, and Provision for income taxes.

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

Geographic Information

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s long-lived assets by geographic region as of the dates set forth below:

	December 31,
	2024	2023

	(In thousands)
United States	$316,975	$438,420
Germany	29,925	45,424
Australia	10,830	11,660
Netherlands	5,036	5,863
Other (1)	13,788	12,438
Total long-lived assets	$376,554	$513,805
——————————————
(1)Israel, United Kingdom, Japan, France, Italy, Spain, Canada, and Singapore.

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

The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 are as follows:

	Goodwill	Accumulated Impairment	Balance

	(In thousands)
Balance as of December 31, 2022	$296,214	$—	$296,214
Goodwill impairment	—	(11,895)	(11,895)
Foreign exchange adjustment	1,312	—	1,312
Balance as of December 31, 2023	297,526	(11,895)	285,631
Goodwill impairment	—	(60,551)	(60,551)
Foreign exchange adjustment	(2,526)	—	(2,526)
Balance as of December 31, 2024	$295,000	$(72,446)	$222,554

In connection with the annual impairment test completed on October 1, 2024, using the quantitative “Step 1” assessment, the Company determined the fair value of its reporting unit using both an income approach and a market approach. The Company applied an equal weighting to the value conclusions resulting from the two employed approaches, because there was sufficient information to estimate the fair value of the reporting unit under both methods. Estimated fair values of reporting units are Level 3 measures in the fair value hierarchy. The fair value determination using an income approach requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and the discount rate. The discount rate used in the income approach model was 13%. The fair value determination using a market approach requires management to make significant assumptions related to marketplace multiples from within a peer public company group. In connection with the Company’s annual budget process in the fourth quarter of 2024, management completed a comprehensive review of the Company’s operations, which resulted in reduced estimated future cash flows. The revised projections were used as a key input into the annual goodwill impairment test performed in the fourth quarter of 2024.

As a result of this impairment test, the Company recorded a non-cash impairment charge of $56.9 million in the consolidated statements of operations during the year ended December 31, 2024, to recognize the impairment of goodwill in the Company’s one reporting unit.

In addition, during the first quarter of 2024, the Company recorded a non-cash impairment charge of $3.6 million in the consolidated statements of operations, to recognize a full impairment of goodwill associated with its WildHealth reporting unit, which was sold during the second quarter of fiscal 2024.

As a result of the Company’s annual goodwill impairment test in the third quarter of 2023, the Company recorded a non-cash impairment charge of $11.9 million in the consolidated statements of operations during the year ended December 31, 2023, to recognize the impairment of goodwill in the WildHealth reporting unit. There were no impairments in the Company’s Business reporting unit during the year ended December 31, 2023, as the fair value of this reporting unit substantially exceeded its carrying value. No impairment losses were recorded during the fiscal year ended December 31, 2022.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets, Net

Intangible assets, net are summarized as follows as of the dates presented:

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

	(In thousands)			(In years)
Amortizing intangible assets:
Patents	$17,609	$(2,539)	$15,070	12.7
Total	$17,609	$(2,539)	$15,070

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

	(In thousands)			(In years)
Amortizing intangible assets:
Technology	$94,549	$(60,465)	$34,084	5.0
Customer relationships	32,025	(19,542)	12,483	10.0
Patents	15,350	(1,916)	13,434	12.9
Trademarks	1,400	(707)	693	5.0
Trade names	1,044	(672)	372	2.8
Other	914	(355)	559	4.1
Total	$145,282	$(83,657)	$61,625

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for purchased intangible assets and finance leases, net was $12.0 million, $22.2 million, and $22.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, and $9.2 million, $18.7 million, and $18.4 million, respectively, of this amortization was included in Cost of revenue in the consolidated statements of operations.

Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable and the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows that are expected to result from the use of the asset. In connection with the Company’s annual budget process in the fourth quarter of 2024, management completed a comprehensive review of the Company’s operations, which resulted in reduced estimated future cash flows. The revised projections were used as a key input into the annual impairment test performed in the fourth quarter of 2024. As a result of this impairment test, the Company recognized a non-cash impairment charge of $35.2 million included in Impairment of intangibles and other assets in the consolidated statements of operations. The fair value was determined using a combination of income and market approach. This non-cash charge resulted in a full impairment of the following intangible assets acquired in connection with historical business combination transactions: developed technology in the amount of $23.7 million, customer relationships in the amount of $11.0 million and trademarks in the amount of $0.5 million.

During the first quarter of 2024, the Company recognized a non-cash impairment charge related to WildHealth of $2.2 million included in Impairment of intangibles and other assets in the consolidated statements of operations.

During the year ended December 31, 2023, the Company recognized a non-cash impairment charge of $3.0 million included in Impairment of intangibles and other assets in the consolidated statements of operations related to developed technology associated with WildHealth. There were no impairment losses during the year ended December 31, 2022.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, estimated annual amortization expense for the next five years and thereafter is as follows:

Estimated Amortization Expense
(In thousands)
2025	$654
2026	618
2027	585
2028	584
2029	568
Thereafter	12,061
Total	$15,070

Note 6. Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation, and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. The Company reviews the estimated useful lives of its property and equipment on an annual basis. The following table presents the detail of property and equipment, net as of the dates presented:

		December 31,
	Useful Life (Years)	2024	2023

		(In thousands)
Computer equipment and software	3 to 5	$134,647	$123,580
Internal-use software development costs	5	176,725	181,079
Finance lease right-of-use assets	2	62	3,060
Furniture, equipment and building improvements	The lesser of 5 or estimated useful life	234	327
Property and equipment, at cost		311,668	308,046
Less: accumulated depreciation and amortization		(211,111)	(188,721)
Total Property and equipment, net		$100,557	$119,325

The Company recorded non-cash impairment charges of $9.5 million and $5.0 million related to internal-use software development costs during the years ended December 31, 2024 and 2023, respectively. The impairment charges were included in Impairment of intangibles and other assets in the consolidated statements of operations for the years ended December 31, 2024 and 2023 and pertained to internal projects that were discontinued and had no future economic benefit. There were no impairment losses during the year ended December 31, 2022.

Expenditures for routine maintenance and repairs are charged to operating expense as incurred. Major renewals and improvements are capitalized and depreciated over their estimated useful lives. The following table presents total depreciation included in the consolidated statements of operations for the periods presented:

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Cost of revenue	$6,792	$8,072	$9,763
Sales and marketing	3,138	3,103	2,451
General and administrative	247	453	452
Product development	20,133	20,929	19,618
Total depreciation expense	$30,310	$32,557	$32,284

Note 7. Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities as of the dates presented:

	December 31,
	2024	2023

	(In thousands)
Professional services and consulting and other vendor fees	$31,300	$67,585
Payroll and other employee-related costs	10,061	20,767
Warrants liability (Note 10)	17,498	—
Finance lease liabilities (Note 9)	104	3,037
Restructuring (Note 13)	3,028	2,076
Sales commissions	2,207	734
Non-income tax	644	556
Other	1,688	2,269
Total accrued expenses and other current liabilities	$66,530	$97,024

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

On March 21, 2023, the Company entered into individual privately negotiated transactions (the “Note Repurchase Agreements”) with certain holders of its 2024 Notes, pursuant to which the Company agreed to pay an aggregate of $149.7 million in cash for the repurchase of $157.5 million in aggregate principal amount of the 2024 Notes (the “Note Repurchases”). During the year ended December 31, 2023, the Company recognized a $7.2 million gain, net of transaction costs of $0.5 million on debt extinguishment, which represented the difference between the carrying value and the fair value of the 2024 Notes just prior to the Note Repurchases, which was recorded in Gain on debt extinguishment in the consolidated statements of operations.

Upon completion of the Note Repurchases, the aggregate principal amount of the 2024 Notes was reduced by $157.5 million to $72.5 million and the carrying amount of the 2024 Notes reduced by $228.3 million to $72.0 million. A corresponding portion of the 2024 capped calls were terminated in connection following the Note Repurchases as required by their terms for minimal consideration.

The remaining 2024 Notes matured on March 1, 2024, on which date the Company repaid in full the outstanding $72.5 million in aggregate principal amount.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Senior Notes due 2026 and Capped Calls

In December 2020, the Company issued $517.5 million aggregate principal amount of its 2026 Notes in a private placement, of which $361.2 million aggregate principal amount was outstanding as of December 31, 2024. The 2026 Notes are senior unsecured obligations of the Company.

The 2026 Notes will mature on December 15, 2026, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the offering of the 2026 Notes, after deducting debt issuance costs, was $505.3 million.

Each $1,000 in principal amount of the 2026 Notes is initially convertible into 13.2933 shares of the Company’s common stock par value $0.001, which is equivalent to an initial conversion price of approximately $75.23 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2026 Notes in connection with such a corporate event. The 2026 Notes are not redeemable prior to the maturity date of the 2026 Notes and no sinking fund is provided for the 2026 Notes. The indenture governing the 2026 Notes contains events of default customary for convertible notes issued in connection with similar transactions. If the Company undergoes a “fundamental change” (as defined in the indenture governing the 2026 Notes) which includes a change of control or the failure of the Company’s common stock to be listed or quoted on any of The Nasdaq Global Select Market, The Nasdaq Global Market or the New York Stock Exchange, holders may require the Company to repurchase for cash all or any portion of their 2026 Notes in principal amounts of $1,000 or a multiple thereof at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.

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

During the twelve months ended December 31, 2024, the conditions allowing holders of the 2026 Notes to convert were not met.

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incurred to purchase the 2026 capped calls was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheets.

Pursuant to a privately negotiated exchange and purchase agreement (the “Exchange and Purchase Agreement”), on June 3, 2024, the Company exchanged $146.0 million principal amount of the 2026 Notes then held by an investor for $100.0 million principal amount of new 2029 Notes, and the same investor purchased an additional $50.0 million principal amount of the 2029 Notes for cash. In connection with the exchange and purchase, the Company also issued the Warrants to the investor, and the investor agreed to purchase up to $50.0 million of additional 2029 Notes upon the Company’s request and subject to certain conditions (the “Delayed Draw Notes”). As a result of the exchange and purchase transactions, during the second quarter of 2024, the Company recognized a $68.1 million gain on debt extinguishment which represented the difference between the carrying value of the 2026 Notes so exchanged and the collective fair value of the 2029 Notes and the Warrants, net of the cash payment received from the investor. The extinguishment gain was recorded in Gain on debt extinguishment in the consolidated statements of operations.

On June 13, 2024, the Company repurchased $10.3 million principal amount of the 2026 Notes for $4.9 million in cash. As a result of the transaction, during the second quarter of 2024, the Company recognized a $5.0 million gain on debt extinguishment, which was recorded in Gain on debt extinguishment in the consolidated statements of operations.

The 2026 Notes were classified as long-term liabilities in the consolidated balance sheets as of December 31, 2024. After the completion of the exchange and repurchase, the aggregate principal amount of the 2026 Notes was reduced to $361.2 million and the carrying amount of the 2026 Notes reduced to $357.8 million. A corresponding portion of the 2026 capped calls were terminated in connection following the transactions as required by their terms for no consideration. The remaining term over which the 2026 Notes’ debt issuance costs will be amortized is 1.9 years at an effective interest rate of 0.40% for the year ended December 31, 2024.

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

In December 2024, the Company issued $50.0 million aggregate principal amount of its 2029 Notes, constituting the Delayed Draw Notes, for $50.0 million cash.

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

From June 3, 2024, until the date of issuance of the Delayed Draw Notes, interest on the 2029 Notes accrued at a rate of 10.83% (consisting of 4.17% cash and 6.66% paid in kind (“PIK”)) per annum. From the date of issuance of the Delayed Draw Notes and prior to December 15, 2026, interest on the 2029 Notes has increased and accrues at a rate of 11.375% (consisting of 4.375% cash and 7.00% PIK) per annum. On and after December 15, 2026, interest on the 2029 Notes will further increase and accrue at a rate of 13% (consisting of 5% cash and 8% PIK) per annum.

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 2029 Notes are guaranteed on a senior basis by certain of the Company’s direct and indirect domestic and foreign subsidiaries and secured by first priority security interests in substantially all of the assets of the Company and such subsidiary guarantors, subject to customary exceptions. The indenture governing the 2029 Notes contains affirmative and negative covenants and events of default customary for senior secured notes issued in connection with similar transactions. The negative covenants include limitations on asset sales, the incurrence of debt, preferred stock and liens, fundamental changes, investments, dividends and other payment restrictions affecting subsidiaries, restricted payments and transactions with affiliates. Among other things, these covenants generally prohibit the payment of cash dividends on the Company’s common stock. The indenture governing the 2029 Notes permits the Company and its subsidiaries to incur, subject to certain requirements, up to $150.0 million of debt that is junior in lien priority and subordinated in right of payment to the 2029 Notes. The indenture governing the 2029 Notes also includes a financial covenant that requires the Company at all times to maintain a minimum cash balance of $60.0 million (excluding proceeds of the 2029 Notes). Upon request of the investor, the indenture governing the 2029 Notes requires the Company to enter into a registration rights agreement with respect to the 2029 Notes containing customary terms including demand, shelf and piggyback registration rights. The Company was in compliance with its financial covenants as of December 31, 2024.

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

Holders of the 2029 Notes may convert their 2029 Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2029 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2029 Notes on each applicable trading day as determined by the Company; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the indenture governing the 2029 Notes) per $1,000 principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the product of (x) the quotient of (i) the “conversion amount” (as defined in the Indenture) in respect of $1,000 principal amount of the 2029 Notes on such trading day divided by (ii) 1,000 times (y) the conversion rate for the 2029 Notes on each such trading day; (3) with respect to any 2029 Notes that the Company calls for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (4) upon the occurrence of specified corporate events; or (5) during the period from August 17, 2026 through September 14, 2026, if the aggregate principal amount of 2026 Notes exceeds $60.0 million on August 16, 2026. On or after February 15, 2029, holders may convert all or any portion of their 2029 Notes at any time prior to the close of business on June 13, 2029, regardless of the foregoing circumstances. The 2029 Notes include certain embedded features requiring bifurcation, which did not have material values as of December 31, 2024 due to management’s estimates of the likelihood of triggering events, but that may have value in the future should those estimates change, with any change in fair value recorded in the Company’s consolidated statements of operations.

The 2029 Notes (including all accrued and unpaid interest) are convertible at the option of the holders at certain times into cash based on a daily conversion value calculated on a proportionate basis for each trading day in a 50 trading day observation period, initially corresponding to 13.2933 shares of the Company’s common stock per $1,000 principal amount of 2029 Notes. The Company is not required to deliver its common stock upon conversion under any circumstances. The conversion rate for the 2029 Notes is subject to adjustment if certain events occur and contains customary anti-dilution protections. During the three months ended December 31, 2024, the conditions allowing holders of the 2029 Notes to convert were not met.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2029 Notes, including the Delayed Draw Notes, are accounted for as a single liability, and the combined carrying amount is $168.6 million as of December 31, 2024, consisting of principal of $207.1 million, net of unamortized issuance costs of $7.4 million and debt discount of $31.1 million. The 2029 Notes were classified as long-term liabilities in the consolidated balance sheets as of December 31, 2024. The remaining term over which the 2029 Notes’ debt issuance costs will be amortized is 4.5 years at an effective interest rate of 19.18% for the 2029 Notes and 13.25% for the Delayed Draw Notes as of December 31, 2024.

Unamortized debt issuance costs incurred in connection with securing the Company’s financing arrangements are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. All deferred financing costs are amortized to interest expense. The net carrying amount of the liability component of the Notes as of December 31, 2024 and 2023 was as follows:

	December 31, 2024			December 31, 2023
	2026 Notes	2029 Notes	Total	2024 Notes	2026 Notes	Total
	(In thousands)			(In thousands)
Principal	$361,204	$207,125	$568,329	$72,492	517,500	$589,992
Unamortized debt discount	—	(31,137)	(31,137)	—	—	—
Unamortized issuance costs	(2,757)	(7,365)	(10,122)	(99)	(5,935)	(6,034)
Total net carrying value	358,447	168,623	527,070	72,393	511,565	583,958
Less: Short-term debt, net	—	—	—	72,393	—	72,393
Long-term debt, net	$358,447	$168,623	$527,070	$—	$511,565	$511,565

The following table sets forth the interest expense recognized related to the Notes:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Contractual interest expense	$9,973	$839	$1,725
Amortization of debt issuance costs	2,106	4,043	3,778
Amortization of debt discount	2,407	—	—
Total interest expense related to the Notes	$14,486	$4,882	$5,503

Warrants

On June 3, 2024, pursuant to the Exchange and Purchase Agreement, the Company issued to the investor 10-year warrants with a strike price of $0.75 per share, exercisable for 9,746,723 shares of the Company’s common stock and 10-year warrants with a strike price of $0.75 per share, exercisable with respect to a notional amount of 2,344,775 shares of the Company’s common stock for cash payments equal to the excess of “fair market value” (as defined therein) per share over the strike price, fully diluted subject to certain adjustments.

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

The Warrants contain customary anti-dilution protections. The triggers for the anti-dilution adjustments include (a) subdivision, combination or reclassification of the outstanding shares of common stock into a greater or smaller number of shares, (b) certain below market issuances of common stock, (c) certain issuances of common stock at a price that is less than the strike price of the Warrant, (d) certain issuances of a dividend or distribution to all holders of common stock, (e) an above market tender offer or exchange offer by the Company for common stock. Pursuant to the anti-dilution terms of the Warrants, the aggregate notional amount of the Warrants increased to 13,126,698 shares as of December 31, 2024.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event of a “Cash/Public Acquisition” (as defined therein), the Warrants may be automatically exercised, cash settled or expire, depending on the fair market value per share. The Warrants contain a beneficial ownership limitation on the investor’s ownership of the Company’s common stock, on a post-exercise basis (aggregating all securities convertible into or exercisable for the Company’s common stock), of 4.99%, subject to increase upon 61 days’ notice by the investor, but not to exceed 9.99%.

The Warrants were classified as current liabilities under ASC 480 in the Company’s consolidated balance sheets and recorded at fair value of $5.3 million at the issuance date with any subsequent changes in fair value to be recorded in the Company’s consolidated statements of operations. As of December 31, 2024, the Warrants had a fair value of $17.5 million. A loss of $12.2 million for the change in fair value was recorded in Other (expense) income, net, in the Company’s consolidated statements of operations for the year ended December 31, 2024.

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

Supplemental cash flow information related to leases for the periods presented is as follows:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,206	$3,448	$4,885
Operating cash flows for finance leases	24	93	196
Financing cash flows for finance leases	401	3,330	3,734

The components of lease costs for the periods presented are as follows:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Finance lease cost
Amortization of right-of-use assets	$398	$3,712	$3,690
Interest	24	93	196
Operating lease cost	10,164	11,491	11,332
Total lease cost	$10,586	$15,296	$15,218

	December 31, 2024	December 31, 2023
Weighted average remaining lease term:
Operating leases	0.3 years	2.1 years
Finance leases	0.8 years	0.9 years

Weighted average discount rate:
Operating leases	7%	7%
Finance leases	7%	7%

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases as of the dates presented is as follows:

	Classification on the Consolidated Balance Sheets	December 31, 2024	December 31, 2023

		(In thousands)
Assets
Operating ROU assets	Operating lease ROU assets	$48	$4,135
Finance ROU assets	Property and equipment, net	62	3,060

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$52	$2,719
Finance lease liabilities	Accrued expenses and other current liabilities	104	3,037
Non-current:
Operating lease liabilities	Operating lease liabilities, net of current portion	—	2,173
Finance lease liabilities	Other liabilities	—	85

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Liabilities

The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2024 and 2023, are summarized as follows:

	December 31, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Cash equivalents - money market funds	$105,772	$—	$—	$105,772
Total assets	$105,772	$—	$—	$105,772
Liabilities:
Warrants liability	$—	$—	$17,498	$17,498
Total liabilities	$—	$—	$17,498	$17,498

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Cash equivalents - money market funds	$174,701	$—	$—	$174,701
Total assets	$174,701	$—	$—	$174,701

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

The Company’s money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as Level 1 within the fair value hierarchy. The Company’s Warrants liability was measured at fair value on a recurring basis and was classified as Level 3 within the fair value hierarchy. Significant changes in unobservable inputs could result in significantly lower or higher fair value measurements.

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Estimated fair values are Level 3 measures in the fair value hierarchy.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair value of outstanding balances of the Notes as of the dates presented are as follows:

	Level of Hierarchy	Fair Value	Principal Balance	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Value

		(In thousands)
December 31, 2024
2026 Notes	2	$164,348	$361,204	$—	$(2,757)	$358,447
2029 Notes	3	$180,360	$207,125	$(31,137)	$(7,365)	$168,623
December 31, 2023
2024 Notes	2	$71,396	$72,492	$—	$(99)	$72,393
2026 Notes	2	$364,487	$517,500	$—	$(5,935)	$511,565

Management determined the fair value of 2026 Notes and 2024 Notes by using Level 2 inputs based on observable market prices for similar instruments. Management determined the fair value of the 2029 Notes and Delayed Draw Notes as of December 31, 2024 by using Level 3 inputs, including the yield of 16%, risk-free rate of 4.35%, and credit spread of 11.42%. A change in those inputs to a different amount might result in a significantly higher or lower fair value measurement.

Warrants

The Company recorded the fair value of the Warrants upon issuance using the Black-Scholes valuation model and is required to revalue these Warrants at each reporting date with any changes in fair value recorded on the Company’s consolidated statements of operations. The valuation of the Warrants was classified as Level 3 within the fair value hierarchy and is influenced by the fair value of the underlying, or notional amount of, common stock of the Company. A summary of the Black-Scholes pricing model assumptions used to record the fair value of the Warrants as of December 31, 2024 is as follows:

Stock price	$1.52
Risk free rate	4.56%
Expected life (in years)	9.43
Expected volatility	76.00%

Any significant changes in the inputs may result in significantly higher or lower fair value measurements. Refer to Note 8 – Convertible Senior Notes, Net of Current Portion, Capped Call Transactions, and Warrants for additional information.

The changes in fair value of the Level 3 Warrants and earn-out liabilities as of the dates presented are as follows:

	December 31,
	2024	2023

	(In thousands)
Balance, beginning of year	$—	$72,221
Change in fair value of contingent consideration	—	4,629
Change in fair value of liability awards	—	(27,857)
Payments	—	(48,993)
Issuance of Warrants	5,266	—
Change in fair value of Warrants	12,232	—
Balance, end of year	$17,498	$—

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The earn-outs determined to be compensatory were remeasured each reporting period based on whether the performance targets were probable of being achieved and recognized over the related service periods. During the year ended December 31, 2023, the Company settled the VoiceBase, Tenfold and e-Bot7 earn-outs for $19.9 million, $9.3 million, and $7.7 million, respectively. During the year ended December 31, 2023, the Company paid $12.0 million in connection with the WildHealth earn-out settlement.

Changes to the fair value of the earnouts were recognized as a component of stock-based compensation expense and Other (expense) income, net in the accompanying consolidated statements of operations. Payments in cash were recognized as a component of compensation expense and payments in stock were recognized as a component of equity in the accompanying consolidated statements of operations. There were no outstanding earnout liabilities as of December 31, 2024.

Note 11. Commitments and Contingencies

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company’s 401(k) policy is a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. Furthermore, the match is immediately vested. Salaries and related expenses include $2.8 million, $3.8 million, and $5.4 million of employer matching contributions for the years ended December 31, 2024, 2023, and 2022, respectively.

Letters of Credit

As of December 31, 2024, the Company had letters of credit totaling $0.5 million outstanding as a security deposit for the due performance by the Company of the terms and conditions of a supply contract.

Contractual obligations

The Company’s purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company has purchase obligation agreements primarily relating to contracts with vendors in connection with Information Technology (“IT”) infrastructure with remaining terms of one year or less. The Company’s non-cancellable unconditional purchase obligation in connection with these arrangements is $15.5 million for 2025.

Indemnifications

The Company enters into service and license agreements in its ordinary course of business. Pursuant to some of these agreements, the Company agrees to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using the Company’s products.

The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2024 and 2023.

Note 12. Stockholders’ Equity

Common Stock

As of December 31, 2024, there were 200,000,000 shares of common stock authorized, 93,956,738 shares issued, and 91,190,665 shares outstanding. As of December 31, 2023, there were 200,000,000 shares of common stock authorized, 90,603,519 shares issued, and 87,837,446 shares outstanding. The par value for the common stock is $0.001 per share.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Preferred Stock

As of December 31, 2024 and 2023, there were 5,000,000 shares of preferred stock authorized, and no shares were issued or outstanding. The par value for the preferred stock is $0.001 per share.

Stock-Based Compensation

The Company’s stock-based compensation generally includes stock options, RSUs, PRSUs, and purchases under the Company’s 2019 ESPP. Stock-based compensation expense related to RSUs is based on the market value of the underlying stock on the date of grant and the related expense is recognized ratably over the requisite service period. The stock-based compensation expense related to PRSUs is estimated at the grant date based on the expectation that performance goals will be achieved at the stated target level. The amount of compensation cost recognized depends on the relative satisfaction of the performance condition based on performance to date.

Stock Incentive Plans

The Company’s 2019 Stock Incentive Plan became effective on April 11, 2019. The 2019 Stock Incentive Plan, as amended and restated, allows the Company’s employees and directors to participate in the Company’s future performance through grants of stock-based awards of stock options and RSUs at the discretion of the board of directors. The number of shares authorized for issuance under the 2019 Stock Incentive Plan as of December 31, 2024 was 46,967,744 shares in the aggregate, inclusive of 4,600,000 shares approved for issuance thereunder by the stockholders of the Company at the Company’s annual meeting on November 25, 2024. Options to acquire common stock granted under the 2019 Stock Incentive Plan have ten-year terms. As of December 31, 2024, approximately 3.5 million shares of common stock remained available for issuance (taking into account all stock option exercises and other equity award settlements through December 31, 2024).

Employee Stock Purchase Plan

The number of shares authorized for issuance under the ESPP as of December 31, 2024 was 4,500,000 shares, inclusive of 2,500,000 shares approved for issuance thereunder by the stockholders of the Company at the Company’s annual meeting on November 25, 2024. As of December 31, 2024, approximately 3.2 million shares of common stock remained available for issuance under the ESPP (taking into account all share purchases through December 31, 2024).

Inducement Plan

There are 15,412,342 shares of common stock authorized and reserved for issuance under the Inducement Plan, inclusive of 2,333,333 shares authorized for issuance during the fourth quarter of 2024. As of December 31, 2024, approximately 1.2 million shares of common stock remained available for issuance under the Inducement Plan (taking into account all option exercises and other equity award settlements through December 31, 2024).

CEO Inducement Award

As part of an equity compensation package negotiated to induce John Sabino, the Company’s Chief Executive Officer, to accept employment with the Company, pursuant to the terms of the employment agreement entered into between Mr. Sabino and the Company, the Company granted Mr. Sabino an option to purchase 1,000,000 shares of common stock (the “CEO Inducement Award”) that will vest upon the satisfaction of certain performance-based and time-based vesting conditions. On May 17, 2024, the Company’s board of directors authorized 1,000,000 shares for issuance under the CEO Inducement Award in compliance with and in reliance on Nasdaq Listing Rule 5635(c)(4). The CEO Inducement Award was a standalone award granted outside of the 2019 Stock Incentive Plan and 2018 Inducement Plan. As of December 31, 2024, no shares of common stock remained available for issuance under the CEO Inducement Award.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Option Activity

The following table is a summary of the Company’s stock option activity and weighted average exercise prices for the years ended December 31, 2022, 2023 and 2024:

	Stock Option Activity		Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
	Options (In thousands)	Weighted Average Exercise Price
Balance outstanding as of December 31, 2021	4,782	$27.52
Granted	993	20.34
Exercised	(264)	5.07
Cancelled or expired	(1,052)	41.56
Balance outstanding as of December 31, 2022	4,459	$24.25	6.08	$1,327
Options vested and expected to vest	1,047	$29.80	8.06	$242
Options exercisable as of December 31, 2022	2,758	$21.26	4.94	$986

Balance outstanding as of December 31, 2022	4,459	$24.25
Granted	18	11.37
Exercised	(67)	2.62
Cancelled or expired	(1,273)	22.69
Balance outstanding as of December 31, 2023	3,137	$22.68	4.84	$40
Options vested and expected to vest	379	$28.83	7.89	$—
Options exercisable as of December 31, 2023	2,643	$21.67	4.20	$40

Balance outstanding as of December 31, 2023	3,137	$22.68
Granted	1,000	1.02
Cancelled or expired	(1,474)	21.96
Balance outstanding as of December 31, 2024	2,663	$22.93	3.95	$7
Options vested and expected to vest	674	$4.91	8.93	$290
Options exercisable as of December 31, 2024	1,595	$22.93	3.65	$7

The total fair value of stock options exercised during the years ended December 31, 2024 was immaterial. The total fair value of stock options exercised during the years ended December 31, 2023 and 2022 was $3.4 million and $11.3 million, respectively. As of December 31, 2024, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 5.85 years.

The per share weighted average fair value of stock options granted during the years ended December 31, 2024, 2023 and 2022 was $0.17, $6.54, and $10.20, respectively. The fair value of each option grant is estimated on the date of grant, adjusted for estimated forfeitures, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2024	2023	2022
Dividend yield	—%	—%	—%
Risk-free interest rate	4.31%	3.60%	1.62% – 4.20%
Expected life (in years)	10	5	5
Historical volatility	67.10%	65.17%	53.87% – 64.13%

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A description of the methods used in the significant assumptions used to estimate the fair value of stock-based-based compensation awards follows:
•Dividend yield – The Company uses 0% as it has never issued dividends and does not anticipate issuing dividends in the near term.
•Risk-free interest rate – The Company uses the market yield on U.S. Treasury securities at 5 years with constant maturity, representing the current expected life of stock options in years, with the exception of the 2024 grants, which had a 10-year life.
•Expected life – The Company uses historical data to estimate the expected life of a stock option.
•Historical volatility – The Company uses a trailing five year from grant date to determine volatility.

Restricted Stock Unit and Performance-Vesting Restricted Stock Unit Activity

The following table is a summary of the Company’s RSUs and PRSUs activity and weighted average grant date fair value, for the years ended December, 31, 2022, 2023 and 2024:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value

	(In thousands)	(Per share)	(In thousands)
Balance outstanding as of December 31, 2021	3,732	$43.63	$133,308
Awarded	4,927	18.61
Released	(1,938)	31.73
Forfeited	(1,486)	40.30
Non-vested and outstanding as of December 31, 2022	5,235	$25.42	$53,080

Balance outstanding as of December 31, 2022	5,235	$25.42	$53,080
Awarded	4,315	4.41
Released	(2,707)	15.86
Forfeited	(1,779)	25.21
Non-vested and outstanding as of December 31, 2023	5,064	$12.53	$19,193

Balance outstanding as of December 31, 2023	5,064	$12.53	$19,193
Awarded	11,929	0.97
Released	(3,016)	9.49
Forfeited	(1,455)	14.49
Non-vested and outstanding as of December 31, 2024	12,522	$2.03
Expected to vest	9,591	$2.06	$14,578

RSUs granted to employees generally vest over a 1 to 4-year period, or upon achievement of certain performance conditions. As of December 31, 2024, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested RSUs and PRSUs was $17.6 million and the weighted-average remaining vesting period was 0.8 years.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PRSUs granted are generally subject to both a service-based vesting condition and a performance-based vesting condition. PRSUs will vest upon the achievement of specified performance targets and subject to continued service through the applicable vesting dates. The associated compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. There were no PRSU grants in 2024. PRSUs granted in years 2023 and 2022 were immaterial.

Total stock-based compensation costs included in the consolidated statements of operations for the periods presented are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cost of revenue	$1,080	$1,456	$9,933
Sales and marketing	7,394	10,354	19,575
General and administrative	6,789	(5,706)	40,690
Product development	6,726	5,750	39,440
Total	$21,989	$11,854	$109,638

Note 13. Restructuring

LivePerson maintains restructuring initiatives to realign the Company’s cost structure with its current business model. In connection with the restructuring initiatives, the Company recognized restructuring costs of $11.1 million, $22.7 million, and $20.0 million during the years ended December 31, 2024, 2023, and 2022, respectively, which is included in Restructuring costs in the accompanying consolidated statements of operations. Such costs primarily include severance and other compensation costs as well as IT infrastructure contract termination costs. While the Company’s restructuring efforts are ongoing, the 2024 restructuring activities were considered to be substantially completed as of December 31, 2024.

The following table presents the detail of the liability for the Company’s restructuring charges, which is included within Accrued expenses and other current liabilities within the consolidated balance sheets as of December 31, 2024 and 2023:

	December 31,
	2024	2023

	(In thousands)
Balance, beginning of year	$2,076	$803
IT contract termination (reversals) costs, net	(1,217)	5,744
Severance and other associated costs	12,356	16,920
Cash payments	(10,187)	(21,391)
Balance, end of year	$3,028	$2,076

The following table presents the detail of expenses for the Company’s restructuring charges for the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Lease restructuring costs	$—	$—	$442
IT contract termination (reversals) costs, net	(1,217)	5,744	—
Severance and other associated costs	12,356	16,920	19,525
Total restructuring costs	$11,139	$22,664	$19,967

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Legal Matters

Stockholder Litigation

In December 2023, a putative stockholder class action entitled Damri v. LivePerson, Inc., No. 1:23-cv-10517, was filed under the federal securities laws against the Company, its former Chief Executive Officer, and its Chief Financial Officer in the United States District Court for the Southern District of New York. The complaint alleges that the Company’s Form 10-Q filings and forecasts for the first, second, and third quarters of fiscal year 2022 were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, based on the Company’s later disclosures and report on Form 10-K on March 16, 2023. On May 31, 2024, the plaintiff filed an amended complaint. The Company moved to dismiss the amended complaint in August 2024, and the motion is awaiting decision. A parallel litigation on behalf of stockholders who purchased their shares on the Tel Aviv Stock Exchange, entitled Weissbrod v. LivePerson, Inc., is pending in the Tel Aviv District Court in Israel, but has been stayed pending further developments in the Damri case.

In January 2024, a purported derivative action entitled Marti v. LoCascio, No. 1:24-cv-00598, was filed in the United States District Court for the Southern District of New York by a purported stockholder of the Company against the Company’s former Chief Executive Officer, its Chief Financial Officer, members of the current Board of Directors and several former Directors. The Marti litigation claims that the Company itself was harmed by the same acts and omissions underlying the Damri federal securities lawsuit and seeks to recover unspecified losses on behalf of the Company. Between June and September 2024, four other purported derivative actions were filed by purported stockholders of the Company against the Company’s former Chief Executive Officer, its Chief Financial Officer, members of the current Board of Directors and several former Directors. These four purported derivative actions, similar to the Marti litigation, claim that the Company itself was harmed by the same acts and omissions underlying the Damri federal securities lawsuit, and seek to recover unspecified losses on behalf of the Company. The four actions are entitled: (i) Steffens v. Block, No. 1:24-cv-04481, filed in the United States District Court for the Southern District of New York; (ii) Ravi v. LoCascio, Index No. 653498/2024, filed in the Supreme Court of the State of New York, New York County; (iii) Morales v. LoCascio, No. 1:24-cv-05297, filed in the United States District Court for the Southern District of New York; and (iv) Perkins v. LoCascio, Index No. 654992/2024, filed in the Supreme Court of the State of New York, New York County. The Marti, Steffens and Morales cases are stayed, and the Perkins case is in abeyance, pending further developments in the Damri case.

In January 2024, a purported stockholder of the Company filed a lawsuit against the Company and its Board of Directors entitled Browne v. Layfield, No. 2024-0079, in the Court of Chancery of the State of Delaware. The complaint asserted a claim for breach of fiduciary duty based upon a Tax Benefits Preservation Plan. In February 2024, the Board approved technical amendments to the Tax Benefits Preservation Plan which were filed by the Company on Form 8-K, and the case was dismissed as moot, subject to attorneys’ fees on behalf of the plaintiff. The plaintiff has sought $850,000 in fees and expenses, which the Company opposed. On September 5, 2024, the Court awarded the plaintiff $735,000, which has been paid and is recorded in General and administrative expenses in the consolidated statement of operations for the year ended December 31, 2024.

In February 2024, Starboard Value LP and several of its related entities and investment funds filed a lawsuit against the Company, its former Chief Executive Officer, and its Chief Financial Officer entitled Starboard Value LP v. LivePerson, Inc., No. 2024-0103, in the Court of Chancery of the State of Delaware. The complaint alleges common law fraud, fraudulent inducement and negligent misrepresentation in connection with an alleged scheme to induce Starboard to settle its 2022 proxy contest against the Company and, as stated in the complaint, involves previous Starboard allegations of misrepresentations in the Company’s public disclosures that the Company previously informed Starboard were found to be unsubstantiated following an independent investigation. Starboard seeks damages for its trading losses and purported lost anticipated profits. The defendants have filed an answer denying the substantive allegations of the complaint. The parties are currently engaged in discovery and the case is scheduled for trial in June 2025.

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Accruals

The Company accrues for certain contingencies when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated and discloses certain contingencies for which no accrual has been made as appropriate and in compliance with ASC 450, Contingencies. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. The accruals or estimates, if any, resulting from the foregoing analysis, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.

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

The Company had a valuation allowance on certain deferred tax assets for the years ended December 31, 2024, 2023, and 2022 of $234.6 million, $211.2 million, and $187.5 million, respectively. For the years ended December 31, 2024 and 2023, increases in the valuation allowance in the amounts of $23.4 million and $23.7 million were recorded as an expense.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company experiences an ownership change, as defined in Section 382 of the Code. The use of NOLs from acquired businesses may also be limited under Section 382. Such an annual limitation could result in the expiration of the NOL carryforwards before utilization. Corresponding provisions of state law may limit the Company’s ability to utilize NOL carryforwards for state tax purposes. As of December 31, 2024, the Company had $644.0 million of federal NOL carryforwards available to offset future taxable income. Included in this amount is $0.9 million of

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

federal NOL carryovers from the Company’s acquisition of Proficient in 2006, $49.4 million of federal NOL carryovers from the Company’s acquisition of Tenfold in 2021, $64.9 million of federal NOL carryovers from the Company’s acquisition of VoiceBase in 2021 and $1.0 million of federal NOL carryovers from the Company’s acquisition of WildHealth in 2022. Of these federal NOL carryforwards, $70.3 million were generated in taxable years ending on or before December 31, 2017 and will expire in various years through 2037. Federal NOL carryforwards generated in taxable years ending after December 31, 2017, do not expire, but generally may only offset up to 80% of federal taxable income earned in a taxable year.

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

In connection therewith, on January 22, 2024, the Board authorized a dividend of one right (a “Right”) for each outstanding share of common stock of the Company. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, at a price of $18.00, subject to certain adjustments. The Rights will separate from the common stock and become exercisable and separately transferable at the close of business on the date that is the tenth (10th) business day after the earlier of (i) the date on which on which a press release is issued or other public announcement is made indicating that a person or group of affiliated or associated persons has become an Acquiring Person and (ii) the date on which a tender offer or exchange offer is commenced that, upon consummation, would result in a person or group of affiliated or associated persons becoming an Acquiring Person. If issued and not redeemed by the Company, each holder of a Right (other than the Acquiring Person, the Rights of which shall become null and void) will, upon exercise, be entitled to purchase shares of the Company’s common stock having a then-current market value equal to two times the exercise price of the Right. However, prior to exercise, a Right does not give its holder any rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

The domestic and foreign components of loss before provision for income taxes consist of the following:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
United States	$(125,764)	$(95,773)	$(220,060)
Israel	(42)	1,074	1,464
United Kingdom	1,681	1,481	1,428
Netherlands	725	2,030	2,514
Australia	662	(412)	533
Germany	(10,246)	(5,453)	(10,400)
Other (1)	1,446	781	501
Total	$(131,538)	$(96,272)	$(224,020)
——————————————
(1)Includes Bulgaria, Canada, France, India, Italy, Japan, Poland, Singapore and Spain.

No additional provision has been made for U.S. income taxes on the undistributed earnings of its wholly-owned Israeli subsidiary, LivePerson Ltd., as such earnings have been taxed in the U.S. A provision for the undistributed earnings of the Company’s other foreign subsidiaries have not been provided because the Company intends to indefinitely reinvest such earnings outside of the U.S., though if these foreign earnings were to be repatriated in the future the related U.S. tax liability would be immaterial through December 31, 2024.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Current income taxes:
U.S. Federal	$—	$—	$—
State and local	366	239	431
Foreign	1,746	2,878	2,458
Total current income taxes	2,112	3,117	2,889

Deferred income taxes:
U.S. Federal	72	651	(1,153)
State and local	532	488	79
Foreign	19	(93)	(88)
Total deferred income taxes	623	1,046	(1,162)
Total provision for income taxes	$2,735	$4,163	$1,727

The difference between the total income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	December 31,
	2024	2023	2022
Federal statutory rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	3.16%	3.94%	2.89%
Non-deductible expenses – stock-based compensation	(0.14)%	(0.55)%	(1.30)%
Non-deductible expenses – earn-out	—%	5.50%	(3.15)%
Non-deductible excess compensation	(0.14)%	(0.04)%	(0.14)%
Foreign taxes	(0.53)%	(0.94)%	(0.15)%
Valuation allowance	(18.19)%	(24.40)%	(17.33)%
Stock based compensation – excess tax benefit / (tax deficiency)	(5.00)%	(7.00)%	(2.12)%
Goodwill impairment	(7.96)%	(2.59)%	—%
Sale of subsidiary	7.18%	1.69%	—%
Debt restructuring	(1.83)%	—%	—%
Other	0.37%	(0.93)%	(0.48)%
Total provision	(2.08)%	(4.32)%	(0.78)%

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of temporary differences and federal NOL carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities as of the dates presented:

	December 31,
	2024	2023

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$172,923	$157,919
R&D tax credit	1,757	1,757
Original issue discount	7,330	6,236
Interest	7,544	4,582
Operating lease liabilities	(1)	2,111
Accounts payable and accrued expenses	4,266	6,934
Non-cash compensation	7,617	10,632
Intangibles amortization	3,170	—
R&D capitalization	58,237	52,878
Allowance for credit loss	2,067	1,884
Total deferred tax assets	264,910	244,933
Less valuation allowance	(234,620)	(211,234)
Deferred tax assets, net of valuation allowance	30,290	33,699
Deferred tax liabilities:
Property and equipment	(12,337)	(13,214)
Intangibles amortization	—	(8,985)
Goodwill amortization and contingent earn-out adjustments	(9,048)	(7,999)
Outside basis difference in subsidiary stock	(8,040)	—
Operating lease right-of-use assets	4	(1,904)
Total deferred tax liabilities	(29,421)	(32,102)
Net deferred tax assets	$869	$1,597

The Company has U.S. federal, Australian, and German NOLs of $644.0 million, $0.6 million, and $26.8 million, respectively. The Australian and German NOLs can be carried forward indefinitely. For the federal NOLs, $573.7 million can be carried forward indefinitely, $0.9 million will expire between 2025 and 2030, and $69.4 million will expire between 2030 and 2037. The Company has $491.1 million of state NOLs, of which $107.0 million can be carried forward indefinitely and $384.1 million expire between 2024 and 2045.

ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with other provisions contained within this guidance. This topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate audit settlement. The Company had unrecognized tax benefits of $3.5 million as of December 31, 2024 and $3.1 million as of December 31, 2023, respectively, that would affect the effective tax rate if recognized. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits and recorded in Accrued expenses and other current liabilities was $0.7 million and $0.5 million as of December 31, 2024 and 2023, respectively. There are no unrecognized tax benefits expected to reverse in the next twelve months and impact the effective tax rate.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Unrecognized tax benefits balance, beginning of year	$3,061	$2,721	$2,917
Gross increase for tax positions of prior years	204	—	—
Gross increase for tax positions of current year	271	340	205
Uncertain tax basis classified as held-for-sale liabilities	—	—	(401)
Unrecognized tax benefits, end of year	$3,536	$3,061	$2,721
The tax years subject to examination by major tax jurisdictions include the years 2020 and forward for U.S. states and cities, the years 2021 and forward for U.S. Federal, and the years 2019 and forward for certain foreign jurisdictions.

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

A statutory rate change in the United Kingdom was enacted as of the balance sheet date ended December 31, 2021. Effective April 1, 2023, the tax rate increased from 19% to 25%. The Company assessed and concluded the impact of the rate change is immaterial to its deferred taxes.

Note 16. Equity Method Investment

On February 13, 2022, the Company and Pasaca Capital Inc. (“Pasaca”) entered into a joint venture agreement (the “JV Agreement”) to form Claire, a joint venture to build, create, and administer a marketplace for health and well-being diagnostic testing. Pursuant to the terms of the JV Agreement, the Company agreed to contribute a total of $19.0 million over a five-year period in exchange for a 19.2% ownership interest in Claire. Pasaca agreed to contribute $80.0 million to Claire over a five-year period in exchange for an 80.8% ownership interest in Claire. The Company accounts for its 19.2% interest in Claire using the equity method of accounting. The Company’s equity method investment in joint venture was reduced to zero during the prior year, based on the prior year losses, and remained at zero on the consolidated balance sheet as of December 31, 2024. The Company recorded its ownership percentage of losses of Claire in Other (expense) income, net in the amount of $2.3 million for the year ended December 31, 2023.

Note 17. Variable Interest Entities

In February 2022, the Company acquired WildHealth as well as certain variable interests that WildHealth had in four Professional Corporations (“PCs”). The PCs were owned by a medical practitioner in accordance with certain state laws which restrict the corporate practice of medicine and require medical practitioners to own such entities. WildHealth provided management and other services to the PCs in exchange for a management fee and provided financial support to the PCs through a revolving credit arrangement. WildHealth also had separate agreements with the equity holder of the PCs where it may acquire and assign such equity interests for certain PCs. The agreement entitled WildHealth to control rights sufficient to require the Company to consolidate the balance sheet and results of operations of the PCs as VIEs. The Company determined that the PCs were VIEs as WildHealth was the primary beneficiary of the PCs.

The assets, liabilities, revenues, and operating results of the VIEs after elimination of intercompany transactions were not material as of and for the years ended December 31, 2024, 2023 and 2022.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the second quarter of 2024, the Company entered into an agreement for and completed the sale of 100% of the equity in WildHealth. As a result, as of December 31, 2024, the PCs related to WildHealth are no longer considered VIEs of the Company. Refer to Note 19 - Divestitures for additional information.
Note 18. Related Parties

Related parties include entities related to the Company’s directors or main stockholders as well as equity method affiliates. During the year ended December 31, 2023, the Company provided services to Claire, an equity method affiliate (refer to Note 16 – Equity Method Investment for additional information on the equity method affiliate), in exchange for fees through certain commercial arrangements. These arrangements facilitated Claire’s build out and operations.

In connection with the JV Agreement, the Company entered into commercial agreements with Claire, under which the Company agreed to provide custom software development and managed services in exchange for fees governed by the terms and conditions set forth therein. In accordance with guidance under ASC 606, Claire was considered a customer of the Company. No revenues were recognized for the services provided to Claire included in the Company’s consolidated statements of operations for the year ended December 31, 2024, compared to revenues of $3.8 million for the year ended December 31, 2023.

Note 19. Divestitures

Fiscal 2024 Divestitures

In the second quarter of 2024, the Company completed the sale of 100% of the equity in WildHealth to a third party. Pursuant to ASC Subtopic 205-20, Presentation of Financial Statements - Discontinued Operations, the divestiture did not meet the criteria for presentation as a discontinued operation. WildHealth was part of the Business segment and was a separate reporting unit. The transaction resulted in a loss of $0.6 million which was recognized and presented separately in Loss (gain) on divestiture on the Company’s consolidated statements of operations for the year ended December 31, 2024. Subsequent to the closing, the Company does not have ongoing involvement or arrangements with WildHealth.

Fiscal 2023 Divestitures

In the fourth quarter of 2022, the Company entered into a non-binding Letter of Intent to divest Kasamba, Inc. and Kasamba LTD (together “Kasamba”) which represented the Company’s Consumer segment. Pursuant to ASC Subtopic 360-10, Impairment or Disposal of Long-Lived Assets, the Company applied held for sale accounting treatment to the assets and liabilities of Kasamba. Accordingly, the related net assets were separately presented in current assets and current liabilities as held for sale on the consolidated balance sheets as of December 31, 2022, up until the close of the transaction. The held for sale classification also resulted in ceasing depreciation and amortization on the designated assets.

The Share Purchase Agreement between Ingenio, LLC and the Company closed on March 20, 2023. In accordance with the Share Purchase Agreement, the Company sold all of the issued and outstanding shares of Kasamba for $16.9 million which was received in cash upon closing; and $2.6 million deferred payment to be received within a year of the close transaction date. $11.8 million was required to be held in various escrow accounts for up to 15 months, and was included in Restricted cash on the Company’s consolidated balance sheets; however, $9.8 million of this escrow amount was released as of December 31, 2023. In June 2024, restricted cash of $2.0 million was released and was classified as Cash and cash equivalents on the consolidated balance sheet as of December 31, 2024. The transaction resulted in a gain of $17.6 million, which was recognized and presented separately in Loss (gain) on divestiture on the Company’s consolidated statements of operations during the year ended December 31, 2023. During the year ended December 31, 2024, the Company recognized $1.8 million of post-closing adjustments pertaining to the final agreement amount which is recorded in General and administrative expenses in the consolidated statements of operations.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2024. Disclosure controls and procedures ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed and summarized within the time periods specified in the Securities and Exchange Commission’s rules and forms, and ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as that term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on that assessment, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a non-accelerated filer.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

(a) None.

(b) During the three months ended December 31, 2024, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulations S-K, except as disclosed below:

Trading Arrangement
Director/ Officer Name	Title	Date of Adoption/Termination	Rule 10b5-1	Trading Arrangement End Date	Aggregate Number of Securities to be Purchased or Sold

Vanessa Pegueros	Director	11/20/2024	Yes	11/14/2025	30,000 shares of common stock

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in the definitive proxy statement for our 2024 Annual Meeting of Stockholders.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, who is our principal executive officer, and other senior financial officers. Our Code of Ethics is available at: www.liveperson.com under “Investor Relations / Governance / Governance overview.” The Company’s website address provided above is not intended to function as a hyperlink, and the information on the Company’s website is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference herein. The Company will post on this website any amendments to this Code of Ethics.

Additionally, we have adopted an Insider Trading and Disclosure Policy governing the purchase, sale, or other disposition of the Company’s securities. This policy applies to our directors, officers, and employees. The Insider Trading and Disclosure Policy is designed to promote compliance with insider trading laws, rules and regulations and listing standards. It is the Company’s policy to comply with applicable insider trading laws and regulations, including with respect to transactions in our own securities.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

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

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2025.

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

Signature	Title(s)	Date

/s/ John Sabino	Chief Executive Officer and Director	March 14, 2025
John Sabino	(Principal Executive Officer)

/s/ John Collins	Chief Financial Officer and Chief Operating Officer	March 14, 2025
John Collins	(Principal Financial Officer)

/s/ Jeffrey Ford	Senior Vice President and Chief Accounting Officer	March 14, 2025
Jeffrey Ford	(Principal Accounting Officer)

/s/ Jill Layfield	Director	March 14, 2025
Jill Layfield

/s/ James Miller	Director	March 14, 2025
James Miller

/s/ Vanessa Pegueros	Director	March 14, 2025
Vanessa Pegueros

/s/ William G. Wesemann	Director	March 14, 2025
William G. Wesemann

/s/ Karin-Joyce (K.J.) Tjon	Director	March 14, 2025
Karin-Joyce (K.J.) Tjon

/s/ Dan Fletcher	Director	March 14, 2025
Dan Fletcher

EXHIBIT INDEX

Number	Description

3.1(a)
Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2000 and filed March 30, 2001)

3.1(b)
Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation effective as of November 12, 2019 (incorporated by reference to Exhibit 4.2 to LivePerson’s Registration Statement on Form S-8 filed on November 13, 2019)

3.2	Third Amended and Restated By-Laws of LivePerson, Inc., as amended (incorporated by reference to Exhibit 3.1 to LivePerson’s Current Report on Form 8-K filed on June 12, 2023)

3.3
Certificate of Designations of the Series A Junior Participating Preferred Stock of the Company, dated January 22, 2024 (incorporated by reference to Exhibit 3.1 to LivePerson’s Current Report on Form 8-K filed on January 22, 2024)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to LivePerson’s Registration Statement on Form S-1/A filed on March 28, 2000)

4.2
Second Amended and Restated Registration Rights Agreement, dated as of January 27, 2000, by and among LivePerson, the several persons and entities named on the signature pages thereto as Investors, and Robert LoCascio (incorporated by reference to Exhibit 4.2 to LivePerson’s Registration Statement on Form S-1/A filed on March 10, 2000)

4.3
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to LivePerson’s Annual Report on Form 10-K/A for the year ended December 31, 2023 and filed on April 29, 2024)

4.4
Indenture, dated as of December 4, 2020, by and between LivePerson, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to LivePerson’s Current Report on Form 8-K/A filed on December 10, 2020)

4.5	Form of 0% Convertible Senior Note due 2026 (included within the Indenture filed as Exhibit 4.4 hereto)

4.6
Tax Benefits Preservation Plan, dated as of January 22, 2024, by and between the Company and Equiniti Trust Company, LLC as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 to LivePerson’s Current Form 8-K filed on January 22, 2024)

4.7
Amendment, dated as of February 16, 2024, to the Tax Benefits Preservation Plan, between LivePerson, Inc. and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 4.1 to LivePerson’s Current Form 8-K filed on February 16, 2024)

4.8
Indenture, dated as of June 3, 2024, by and between LivePerson, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.1 to LivePerson’s Current Report on Form 8-K filed on June 4, 2024)

4.9	Form of Senior Secured Convertible Note due 2029 (included within the Indenture filed as Exhibit 4.8 hereto)

4.10
Warrant to Purchase Common Stock issued by LivePerson, Inc. on June 3, 2024 to Lynrock Lake Master Fund LP (incorporated by reference to Exhibit 4.3 to LivePerson’s Current Report on Form 8-K filed on June 4, 2024)

4.11	Warrant issued by LivePerson, Inc. on June 3, 2024 to Lynrock Lake Master Fund LP (incorporated by reference to Exhibit 4.4 to LivePerson’s Current Report on Form 8-K filed on June 4, 2024)

4.12
Exchange and Purchase Agreement, dated as of May 13, 2024, by and between LivePerson, Inc. and Lynrock Lake Master Fund LP (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on May 13, 2024)

4.13
First Amendment to Exchange and Purchase Agreement, dated as of June 3, 2024, by and between LivePerson, Inc. and Lynrock Lake Master Fund LP (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on June 4, 2024)

4.14 +
Supplemental Indenture No. 1, dated as of August 15, 2024, by and between LivePerson, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and as Collateral Agent

4.15 +
Supplemental Indenture No. 2, dated as of August 15, 2024, by and between LivePerson, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and as Collateral Agent

4.16 +
Supplemental Indenture No. 3, dated as of August 15, 2024, by and between LivePerson, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and as Collateral Agent

4.17 +
Supplemental Indenture No. 4, dated as of August 15, 2024, by and between LivePerson, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and as Collateral Agent

4.18 +
Supplemental Indenture No. 5, dated as of August 15, 2024, by and between LivePerson, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and as Collateral Agent

4.19 +
Supplemental Indenture No. 6, dated as of December 17, 2024, by and between LivePerson, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and as Collateral Agent

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

10.1(d)*
Form of Restricted Stock Unit Award Agreement under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018)

10.2*
Form of Indemnification Agreement entered into with Executive Officers and Directors of LivePerson (incorporated by reference to Exhibit 10.6 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 13, 2012)

10.3*
Offer Letter Agreement between LivePerson, Inc. and Monica L. Greenberg, dated as of October 25, 2006 (incorporated by reference to Exhibit 10.8 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 13, 2012)

10.4*	Incentive Plan effective April 1, 2011 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on April 28, 2011)

10.5(a)*
Amended and Restated LivePerson, Inc. 2018 Inducement Plan, effective as of September 30, 2024 (incorporated by reference to Exhibit 99.3 to LivePerson’s Registration Statement on Form S-8 filed on December 16, 2024)

10.5(b)*
Amendment to the Amended and Restated LivePerson, Inc. 2018 Inducement Plan (dated as of December 10, 2024) (incorporated by reference to Exhibit 99.4 to LivePerson’s Registration Statement on Form S-8 filed on December 16, 2024)

10.6*
Amended Employment Agreement between LivePerson and Robert LoCascio, dated as of December 27, 2017 (incorporated by reference to Exhibit 10.15 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018)

10.7*
Amended and Restated LivePerson, Inc. 2019 Stock Incentive Plan, effective as of November 25, 2024 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on November 26, 2024)

10.8*
Amended and Restated LivePerson, Inc. 2019 Employee Stock Purchase Plan, effective as of November 25, 2024 (incorporated by reference to Exhibit 10.2 to LivePerson’s Current Report on Form 8-K filed on November 26, 2024)

10.9
Form of Base Capped Call Transaction Confirmation relating to the 0% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K/A filed on December 10, 2020)

10.10
Form of Additional Capped Call Transaction Confirmation relating to the 0% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.2 to LivePerson’s Current Report on Form 8-K/A filed on December 10, 2020)

10.11
Agreement, dated as of July 20, 2022, by and among LivePerson, Inc. and the Starboard parties set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on July 21, 2022)

10.12*
Amended and Restated Offer Letter between LivePerson and John D. Collins, dated as of August 9, 2022 (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 8, 2022)

10.13*
Form of Restricted Stock Unit Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 16, 2023)

10.14*
Offer Letter, by and between LivePerson and Jeffrey Ford, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.5 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023)

10.15*
Letter Agreement, by and between LivePerson and Monica Greenberg, dated as of August 9, 2023 (incorporated by reference to Exhibit 10.4 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023)

10.16*
Letter Agreement, by and between LivePerson and John Collins, dated as of August 9, 2023 (incorporated by reference to Exhibit 10.3 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023)

10.17*
Employment Agreement, by and between LivePerson and John Sabino, dated as of December 27, 2023 (incorporated by reference to Exhibit 10.26 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 4, 2024)

10.18*
Offer Letter, by and between LivePerson and Alex Kroman, dated as of February 1, 2023 (incorporated by reference to Exhibit 10.27 to LivePerson’s Annual Report on Form 10-K/A for the year ended December 31, 2023 and filed on April 29, 2024)

10.19*
Letter Agreement, by and between LivePerson and Alex Kroman, dated as of August 9, 2023 (incorporated by reference to Exhibit 10.28 to LivePerson’s Annual Report on Form 10-K/A for the year ended December 31, 2023 and filed on April 29, 2024)

10.20*
Separation and Release of Claims Agreement, by and between LivePerson and Robert P. LoCascio, dated as of January 31, 2024 (incorporated by reference to Exhibit 10.29 to LivePerson’s Annual Report on Form 10-K/A for the year ended December 31, 2023 and filed on April 29, 2024)

10.21* +	Nonstatutory Stock Option Agreement, by and between LivePerson, Inc. and John Sabino, dated as of March 25, 2024

10.22* +	Restricted Stock Unit Award Agreement (2-year), by and between LivePerson, Inc. and John Sabino, dated as of March 25, 2024

10.23* +	Restricted Stock Unit Award Agreement (4-year), by and between LivePerson, Inc, and John Sabino, dated as of March 25, 2024

10.24
Cooperation Agreement, by and among the Company and the persons set forth on Exhibit A thereto, dated October 20, 2024 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on October 23, 2024)

19 +	LivePerson, Inc. Insider Trading and Disclosure Policy

21.1 +	Subsidiaries of the Registrant

23.1 +	Consent of BDO USA, P.C., an Independent Registered Public Accounting Firm

24.1	Power of Attorney, pursuant to which amendments to this report may be filed (included on the signature page contained in Part IV of this Annual Report on Form 10-K)

31.1 +	Certification by principal executive officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 +	Certification by principal financial officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	LivePerson, Inc. Amended & Restated Omnibus Clawback Policy (incorporated by reference to Exhibit 97.1 to LivePerson’s Annual Report of Form 10-K for the year ended December 31, 2023).

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL)

*    Management contract or compensatory plan or arrangement
+     Filed herewith
**    The certifications furnished as Exhibit 32.1 and Exhibit 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.