Form 10-K/A
period 2024-12-31
LIVEPERSON INC
filed 2025-04-30
CIK 1102993

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

LIVEPERSON, INC.
AMENDMENT NO. 1 TO 2024 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

LivePerson, Inc. (“LivePerson,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Fiscal Year”) originally filed with the Securities and Exchange Commission (the “SEC”) by the Company on March 14, 2025 (the “Original Form 10‑K”) for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was omitted from the Original Form 10‑K in reliance on General Instruction G(3) to Form 10-K, which permits such information to be incorporated by reference from a registrant’s definitive proxy statement, if filed with the SEC not later than 120 days after the end of the fiscal year covered by a Form 10-K (or as such deadline may be extended pursuant to Rule 0-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (the “Filing Deadline”)). We will not have filed our definitive proxy statement by the Filing Deadline and are therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this Amendment about LivePerson that are not historical facts are forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about LivePerson and our industry. Our expectations, assumptions, estimates and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, assumptions, estimates and projections will be realized. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition (including statements regarding expectations for retention rates, customer attrition and revenue and other statements based on examinations of historical operating trends) and management strategies. Many of these statements are found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Original Form 10-K. When used in this Amendment, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” and variations of such words or similar expressions are intended to identify forward-looking statements. However, not all forward-looking statements contain these words. Forward-looking statements are subject to risks and uncertainties that could cause actual future events or results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Amendment include those set forth in the section of the Original Form 10-K entitled Part 1, Item 1A., “Risk Factors.” It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We do not undertake any obligation to revise forward-looking statements to reflect future events or circumstances. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following is a brief biographical summary of the experience of our directors, including their ages as of April 30, 2025.

Jim Miller, 61, has served as a member of the Board since February 2023 and as Chair of the Board since October 2024. Mr. Miller brings over 20 years of board, C-Suite and executive experience at leading technology and e-commerce companies such as Google, Wayfair, The RealReal, Amazon, Sanmina-SCI and Cisco. Since January 2023, Mr. Miller has served as a Senior Advisor of Boston Consulting Group, a global management and consulting firm. Mr. Miller previously served as Chief Technology Officer of Wayfair, Inc. from 2019 to 2022. Prior to Wayfair, he served as Chief Executive Officer of AREVO Inc., a 3-D printing company, and previously held executive leadership roles at Google including Vice President of Operations, Ads and Commerce, and Vice President of Worldwide Operations & Google Energy LLC. Prior to joining Google, Mr. Miller was Executive Vice President at Sanmina-SCI Corporation, one of the world’s largest electronic manufacturing service providers. Mr. Miller has also held executive roles in operations and supply chain at FirstSolar, Inc., Cisco Systems, Inc. and Amazon.com, Inc. Mr. Miller currently serves on the boards of The RealReal, Inc. (NASDAQ:REAL), a Nasdaq-listed online luxury resale store, Brambles Ltd. (ASX:BXB), an ASX-listed supply-chain logistics company, and Service Express, a provider of third-party maintenance services and a subsidiary of private equity firm Warburg Pincus LLC. He previously served on the board of Wayfair before becoming its Chief Technology Officer, and ITRenew, Inc., a privately-held global provider of data sanitization and IT asset disposition services. Mr. Miller earned a B.S. in aerospace engineering from Purdue University, an M.S. in mechanical engineering from the Massachusetts Institute of Technology and an M.B.A. from MIT’s Sloan School of Management.

Mr. Miller brings to the Board extensive experience in scaling rapidly-growing internet companies, technological and operational expertise and significant knowledge of financial management and corporate strategy.

Dan Fletcher, 41, has served as a member of the Board since November 2024. Mr. Fletcher brings over 17 years of SaaS industry financial, strategic, and operational experience, with particular specialization in financial, strategic and operational organizational transformation. As an experienced CFO, his areas of expertise include profitability analysis and improvement, budgeting and forecasting, strategic planning, operating strategy design and execution, cash flow and working capital management, sales force effectiveness, organizational design, post-acquisition integration, and project management.

Mr. Fletcher joined Vector Capital Management, L.P. (together with its affiliates, the “Vector Group”) in June 2018, where he served as an Operating Principal until February 2025 and has served as Chief Financial Officer for multiple Vector Group investments. Mr. Fletcher currently serves as Chief Financial Officer of Planful, Inc., a leading SaaS provider of cloud-based enterprise performance management applications (January 2022 - present and December 2018 - May 2020). Previously, he served as Chief Financial Officer of MarkLogic Corporation, a leading provider of data management and data integration solutions for large enterprise and public sector customers (October 2020 - December 2021). From 2014 until June 2018, Mr. Fletcher was a Manager at Alvarez & Marsal, a leading consulting firm, where he served in interim management roles for portfolio companies of Alvarez & Marsal clients, and was previously employed an associate at Sterling Partners, a private equity firm based in Chicago, and at PricewaterhouseCoopers LLP. In addition, Mr. Fletcher has served as a director of two privately held companies: Gappify, Inc., a leading provider of accrual automation solutions for corporate accountants (August 2021 - present) and Reconext, an industry leader in providing reverse logistic solutions to wireless and electronics customers (March 2020 - February 2021). Mr. Fletcher holds a B.S. and Masters degree in Accountancy from the University of Missouri.

Mr. Fletcher brings to the Board extensive experience in SaaS industry operations and finance, including with strategic initiatives to enhance shareholder value.

Jill Layfield, 50, has served as a member of the Board since November 2016 and served as Chair of the Board from July 2023 until October 2024. Ms. Layfield is currently CEO of Birdy Grey (BLUE JAY BEACH,INC.), a digitally native, direct-to-consumer, bridal company. Ms. Layfield previously served as CEO of James Michelle Jewelry, a digitally-native, direct-to-consumer, jewelry company, from June 2022 until December 2024. Ms. Layfield co-founded Tamara Mellon LLC, a digitally-native, luxury retail company, where she served as CEO from July 2016 to December 2021 and assisted in launching the first-ever digitally-led, direct-to-consumer luxury footwear brand. From November 2004 until July 2016, Ms. Layfield served in various roles at Backcountry.com, LLC, including as President and CEO from January 2011 to December 2015. During her time at Backcountry.com she significantly grew the company and successfully sold the business to TSG Consumer Partners for $350 million. Ms. Layfield also held various marketing positions at several major Silicon Valley companies. Ms. Layfield currently sits on the board of directors for The Orvis Company, Inc. Additionally, Ms. Layfield previously sat on the boards of directors of Camber Outdoors and SmartPak Equine, LLC. Ms. Layfield earned a B.A. degree in Communications—Journalism from Santa Clara University. Ms. Layfield is recognized as an innovator and industry expert in combining organizational change and advanced technologies to retool customer care for the digital, mobile era.

Ms. Layfield brings to the Board a deep experience in the retail and technology sector, operational expertise and unique expertise transforming customer experience and forging meaningful, high-quality connections between brands and consumers.

Vanessa Pegueros, 60, has served as a member of the Board since December 2022. Ms. Pegueros has served as a Venture Partner at Flying Fish Partners since 2018. Ms. Pegueros brings over three decades of experience and leadership in software, technology and cybersecurity to LivePerson. Most recently, she served as the Chief Trust & Security Officer of Onelogin, Inc., the identity platform for secure, scalable and smart experiences that connect people to technology, from 2019 until 2022. Prior to that, Ms. Pegueros served as Vice President and Chief Information Security Officer of DocuSign, Inc., the world’s leading way to electronically sign and manage contracts, from 2013 until 2019. Ms. Pegueros also previously served as Senior Vice President of Information Security at U.S. Bancorp; Chief Information Security Officer at Expedia Group, Inc.; and First Vice President, Security Assessment Services at Washington Mutual, Inc. Currently, Ms. Pegueros serves on the board of Prisidio Inc., a cloud-based secure digital vault, and as a member of the board, the Nominating and Governance Committee and the Audit Committee of Boeing Employee Credit Union. Previously, Ms. Pegueros served on the public company board of Carbon Black, Inc., an endpoint security company, which was acquired by VMware, Inc. in October 2019. Ms. Pegueros earned an M.B.A. from Stanford Graduate School of Business, an M.S. in Telecommunications from the University of Colorado at Boulder, and a B.S. in Mechanical Engineering from the University of California at Berkeley. She is Directorship Certified through the NACD as well as a certified Qualified Technology Expert through the Digital Directors Network. She also holds GSEC, CRISC, CISM, and CISSP security certifications as well as the Certified Information Privacy Professional Europe (CIPP/E) privacy certification.

Ms. Pegueros brings to the Board extensive senior leadership experience, technological expertise and innovation, and deep knowledge in the areas of governance and organizational management.

John Sabino, 52, has served as our Chief Executive Officer (“CEO”) and as a member of the Board since January 2024. Prior to joining LivePerson, Mr. Sabino served as Chief Customer Officer of VMware, Inc., a cloud computing and virtualization technology company, from October 2021 to January 2024, where he led the company’s 7,000-person global customer success organization. From 2017 to October 2021, Mr. Sabino served as Chief Customer Officer of Splunk Inc., a software company focused on data management and digital system security solutions where he oversaw customer experience for Splunk’s more than 18,000 customers. From March 2015 to April 2017, Mr. Sabino served as Chief Operating Officer of GE Digital (currently known as GE Vernova, Inc.), an industrial software company focused on creating the infrastructure and next generation capabilities for the industrial internet, where he led operations and oversaw strategy, go-to-market, and technology infrastructure. Mr. Sabino started his career as a captain in the United States Army and has held executive roles leading commercial operations and strategic initiatives at General Electric Capital Corporation and NBCUniversal Media LLC. Mr. Sabino earned an M.B.A. from USC’s Marshall School of Business and a B.S. from the United States Military Academy at West Point.

Mr. Sabino brings to the Board a unique perspective on LivePerson’s business as well as his strategic vision and operational insights as the Company’s CEO. In addition, the Company values Mr. Sabino’s SaaS and enterprise software leadership experience and deep familiarity with the technology and digital business industry.

Karin-Joyce (K.J.) Tjon, 63, has served as a member of the Board since November 2024. Ms. Tjon is a seasoned finance and operations leader with over 25 years of executive and board leadership experience including public and private technology and SaaS companies. Ms. Tjon has a proven track record of driving business transformation, and deep expertise in turnaround management as well as complex debt and cost restructuring. Ms. Tjon currently serves on the boards of directors of Solidion Technology, Inc. (NASDAQ:STI), a publicly traded company that develops and supplies technologies for electric vehicles (since 2022), Volcon, Inc., (NASDAQ:VLCN), a publicly traded electric powersports company (since 2021), and NPH International, a charitable organization. From July 2018 until May 2020, Ms. Tjon served as Chief Financial Officer of Alorica, Inc., a multi-billion dollar provider of technology-enabled customer service solutions for large enterprises, where she was instrumental in strengthening the company’s capital structure, including leading significant debt restructuring initiatives. From February 2017 until August 2017, Ms. Tjon was President and Chief Operating Officer of Scientific Games, Inc. From July 2014 until September 2016, Ms. Tjon served as the Executive Vice President and Chief Financial Officer for Epiq Systems, Inc., a formerly publicly traded provider of technology-enabled solutions for the legal industry. From August 2011 to May 2014, Ms. Tjon served as Chief Financial Officer at Hawker Beechcraft, Inc. From 2002-2011, Ms. Tjon served as Managing Director at Alvarez & Marsal, a leading consulting firm, where her practice focused on business transformation, turnaround management and driving operating performance. Ms. Tjon also previously served on the board of Kaleyra, Inc., a global provider of enterprise mobile and omnichannel communication services from December 2022 through the company’s acquisition by Tata Communications in November 2023. Ms. Tjon earned an M.B.A. from Columbia University’s Graduate School of Business and a B.S.S. in specialized studies in Organizational Behavior from Ohio University.

Ms. Tjon brings to the Board significant financial, operational and leadership experience as a director, C-Suite executive and corporate advisor for public and private companies, deep expertise in turnaround management as well as complex debt and cost restructuring, along with her demonstrated track record driving operating performance and innovation.

William G. Wesemann, 68, has served as a member of the Board since November 2004. Mr. Wesemann brings experience as an executive, board member and investor in various technology companies. Mr. Wesemann has been an independent consultant and an independent investor since 2002 in the software and consumer services industries. In addition to his role as a member of the Board, Mr. Wesemann has served on the board of directors of Aclarion, Inc. (NASDAQ: ACON), a medical SAAS company that listed on Nasdaq in 2022, since 2014 and has served as its Lead Independent Director since 2022. He also serves on the boards of directors of several privately-held companies, including Stationhead, Inc., a social audio company, and Mylio, LLC, a photo management company. From March 2016 until January 2019, Mr. Wesemann was CEO of LARC Networks Inc., a communication, security and privacy technology developer. Earlier in his career, Mr. Wesemann was CEO of NextPage, Inc., a provider of document management systems, CEO of netLens Inc., a peer-to-peer platform for creating distributed applications that was acquired by NextPage, and SVP Worldwide Sales of Genesys Telecommunications Laboratories, Inc., a leader in computer-telephony integration. through a successful IPO. Prior to that, he was EVP Global Sales for NeXT Computer Inc. Mr. Wesemann earned a B.A. degree from Glassboro State College (now called Rowan University).

Mr. Wesemann brings to the Board notable technology, software and sales experience, in addition to extensive CEO, management and board experience at public and private software and technology companies.

The following is a brief biographical summary of the experience of the executive officers of LivePerson, including their ages as of April 30, 2025.

Name	Age	Position(s)
John Sabino	52	Chief Executive Officer
John D. Collins	43	Chief Financial Officer and Chief Operating Officer
Monica L. Greenberg	56	Executive Vice President, Policy and General Counsel
Jeffrey Ford	46	Chief Accounting Officer

John Sabino’s biography can be found above in this Amendment, and is included with the biographies of the other members of the Board. Biographies for our other executive officers are listed below.

John D. Collins has served as our Chief Financial Officer (“CFO”) since February 2020 and our Chief Operating Officer (“COO”) since January 2024. He also served as our Interim Chief Executive Officer from August 2023 to January 2024. Drawing on his experience as a founder, data scientist, and institutional investor, John brings a modern vision and skillset to his work. As CFO, he has played a critical role in driving LivePerson’s corporate strategy and business development efforts, including successfully executing M&A, divestiture, and capital markets transactions. Mr. Collins joined LivePerson in September 2019 to lead the development of automations and machine learning to support strategic decision making and predictive analytics as SVP of Quantitative Strategy. In 2013, Mr. Collins co-founded Thasos, a New York City-based predictive intelligence company powering large-scale equity trading platforms. Mr. Collins served in various capacities at Thasos, including, most recently, as an Advisory Board Member, as its Chief Product Officer (2016 - 2019) and as its Portfolio Manager (2013 - 2016). Prior to that, Mr. Collins held roles in the financial services industry, including regulating financial firms at the NYSE, and structuring transactions in leveraged finance at Credit Suisse. Mr. Collins earned his J.D. from Chicago-Kent College of Law at Illinois Institute of Technology, his M.B.A. from the Massachusetts Institute of Technology, and his B.S. from the University of Central Florida.

Monica L. Greenberg has served as our Executive Vice President, Policy and General Counsel since April 2019, our Executive Vice President, Corporate Development, Strategic Alliances and General Counsel from December 2017 to April 2019, our Executive Vice President, Business Affairs and General Counsel from February 2014 to December 2017 and our Senior Vice President, Business Affairs and General Counsel from November 2006 to February 2014. From May 2004 until October 2006, Ms. Greenberg was an independent consultant. From April 2000 until April 2004, Ms. Greenberg served as Vice President, General Counsel and Senior Corporate Counsel of Nuance Communications, Inc. Previously, from January 1999 to March 2000, Ms. Greenberg was the principal of a small business. From July 1996 to December 1998, Ms. Greenberg was associated with the law firm of Wilson Sonsini Goodrich & Rosati in Palo Alto, California. From September 1994 to July 1996, Ms. Greenberg was associated with the law firm of Willkie Farr & Gallagher in New York, New York. Ms. Greenberg earned her J.D. from Boston University School of Law, where she was a member of the Boston University Law Review, and a B.A. from the University of Pennsylvania.

Jeffrey Ford has served as our Chief Accounting Officer (“CAO”) and Senior Vice President of Finance since August 2023. Mr. Ford leads LivePerson’s finance and accounting functions, including financial planning and analysis (FP&A), treasury, billing and collections, corporate and international accounting, M&A, tax, technical accounting, financial reporting, procurement, payroll, equity administration, and business systems. Before joining LivePerson, Mr. Ford held senior finance and accounting roles at CrowdStrike, a cybersecurity technology company, and Stripe, a financial technology company, where he drove innovation, optimized finance and accounting operations, and coached high-impact teams. Prior to that, Mr. Ford was at KPMG, a global network of professional firms providing audit, tax and advisory services, for 20 years, most recently as a partner where he held various leadership roles and served in the National Office (Department of Professional Practice). Mr. Ford currently serves as a Board Member and Audit Committee Chair of Alternative Family Services. Mr. Ford is based in the San Francisco Bay Area and earned his B.S. in Accounting and B.A. in Business Administration and Economics from the University of Redlands and is a graduate of the Stanford Executive Program and an alumnus of Stanford University’s Graduate School of Business. Mr. Ford is a certified public accountant.

Audit Committee

The Audit Committee appoints our independent registered public accounting firm, reviews the plan for and the results of the independent audit, approves the fees of our independent registered public accounting firm, reviews with management and the independent registered public accounting firm our quarterly and annual financial statements and our internal accounting, financial and disclosure controls, reviews and approves transactions between LivePerson and its officers, directors and affiliates, oversees whistleblower procedures, and performs other duties and responsibilities as set forth in a charter approved by the Board. The charter of the Audit Committee is available at https://ir.liveperson.com/corporate-governance/governance-overview. Each member of the Audit Committee is independent, as “independence” is defined for purposes of Audit Committee membership by the listing standards of Nasdaq and the applicable rules and regulations of the SEC. The Audit Committee held four meetings during the 2024 Fiscal Year.

The members of the Audit Committee of our Board during the 2024 Fiscal Year were Mr. Lavan (Chair), Ms. Layfield, Mr. Wesemann and Ms. Zheng, and following the completion of Mr. Lavan and Ms. Zheng’s terms as directors, Ms. Tjon (Chair), Mr. Fletcher, Ms. Layfield and Mr. Wesemann.

The Board has determined that each member of the Audit Committee is able to read and understand fundamental financial statements, including LivePerson’s balance sheet, income statement and cash flow statement, as required by Nasdaq rules. In addition, the Board has determined that Ms. Tjon satisfies the Nasdaq rule requiring that at least one member of our Board’s Audit Committee have past employment experience in finance or accounting, requisite professional certification in accounting or any other comparable experience or background which results in the member’s financial sophistication, including being, or having been, a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. The Board has also determined that Ms. Tjon is the Audit Committee’s “audit committee financial expert” as defined by the SEC.

Delinquent Section 16(a) Reports

The members of our Board, our executive officers and persons and entities who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires each of them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based solely upon a review of the copies of Section 16(a) reports that LivePerson has received from such persons or entities, and the written representations received from the members of our Board and our executive officers that no other reports were required, for transactions in our common stock and their common stock holdings for the 2024 Fiscal Year, LivePerson believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its directors, executive officers and beneficial owners of more than 10% of its common stock, other than one Form 4 that was late with respect to transactions on three days during such fiscal year, filed by Vector Capital Management, L.P.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

The Company monitors developments in the area of corporate governance and routinely reviews its processes and procedures in light of such developments and in response to investor feedback. Accordingly, the Company reviews federal laws affecting corporate governance as well as various rules promulgated by the SEC and Nasdaq. The Company believes that it has procedures and practices in place which are designed to enhance and protect the interests of its stockholders.

The Board has adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of our directors and director candidates, corporate governance policies, and standards applicable to us in general. In addition, the Board has adopted a Code of Conduct applicable to all of our employees, including our executive officers, and our non-employee directors, as well as a Code of Ethics for the Chief Executive Officer and Senior Financial Officers. The Code of Conduct and Code of Ethics can be found at https://ir.liveperson.com/corporate-governance/governance-overview.

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

Item 11. Executive Compensation

As a smaller reporting company, the Company has opted to comply with the SEC’s executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined under the Securities Act of 1933, as amended. Those rules require compensation disclosure only for the Company’s principal executive officer and its next two most highly compensated executive officers (other than the principal executive officer) who were serving as executive officer at the end of 2024.

The tabular disclosure and discussion that follow describe the Company’s executive compensation program during the fiscal years ended December 31, 2024 and, if applicable, December 31, 2023 with respect to the Company’s named executive officers for 2024:

•John Sabino, our CEO;
•John D. Collins, our COO and CFO, and former Interim CEO; and
•Monica L. Greenberg, our Executive Vice President, Policy and General Counsel.

Mr. Sabino, our CEO, joined the Company as of January 10, 2024. Mr. Collins served as Interim CEO from August 8, 2023 through January 9, 2024, when Mr. Sabino, our new CEO commenced employment. At that time, Mr. Collins began serving as our COO and continues to serve as our CFO.

2024 Summary Compensation Table

The following table sets forth the compensation earned for all services rendered to the Company in all capacities in each of the last two fiscal years, by our NEOs. Following the table is a discussion of material factors related to the information disclosed in the table.

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)	Total ($)
John Sabino Chief Executive Officer (1)	2024	535,545	—	3,421,936	169,000	165,000	27,798(6)	4,319,279
John D. Collins Chief Financial Officer and Chief Operating Officer	2024	525,000	575,000	890,400	—	97,125	40,334(6)	2,127,859
	2023	525,000	300,000	1,450,059	—	164,299	39,961	2,479,319
Monica L. Greenberg Executive Vice President, Policy and General Counsel	2024	450,000	450,000	535,930	—	67,500	21,240(6)	1,524,670
	2023	450,000	—	394,411	—	128,025	21,250	993,686

(1)Mr. Sabino was appointed as our CEO effective as of January 10, 2024.
(2)Represents retention awards, as described in the section of this Amendment titled “Narrative Disclosure to 2024 Summary Compensation Table – Retention Awards” below.

(3)The amounts reported in the “Stock Awards” column represent the grant date fair value of RSU awards granted to our NEOs in 2024 computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, or ASC Topic 718, and in accordance with SEC rules. Details and assumptions used in calculating the grant date fair value of the RSU awards may be found in Note 12 of the Company’s consolidated financial statements contained in our Annual Report on Form 10-K for the 2024 Fiscal Year, as filed with the SEC. The amounts included in this column reflect the Company’s accounting expense and do not correspond to the actual value that will be realized, and there is no assurance that these grant date fair values will ever be realized. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(4)The amounts reported in the “Option Awards” column represent the grant date fair value of the option awards granted to our NEOs in 2024, computed in accordance with ASC Topic 718. Details and assumptions used in calculating the grant date fair value of the option awards may be found in Note 12 of the Company’s consolidated financial statements contained in our Annual Report on Form 10-K for the 2024 Fiscal Year, as filed with the SEC. The amounts included in this column reflect the Company’s accounting expense and do not correspond to the actual value that will be realized, and there is no assurance that these grant date fair values will ever be realized. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(5)Represents the performance-based, annual incentive bonuses, as described in the section of this Amendment titled “Narrative Disclosure to 2024 Summary Compensation Table - Annual Incentive Compensation” below.
(6)Amounts reported include: (i) $660, $720, and $648 for Mr. Sabino, Mr. Collins, and Ms. Greenberg, respectively, for premiums for term life insurance, (ii) $8,177, $13,800, and $13,375 for Mr. Sabino, Mr. Collins, and Ms. Greenberg, respectively, for matching contributions to our 401(k) plan, and (iii) $18,961, $25,814, and $7,217, for Mr. Sabino, Mr. Collins, and Ms. Greenberg, respectively, for health, dental, vision and disability insurance.

Narrative Disclosure to 2024 Summary Compensation Table

Elements of 2024 Compensation

The philosophy underlying our executive compensation program is to employ and retain the best leaders in our industry to ensure we execute on our business goals, to reward both individual and company performance in order to promote continued growth and profitability, and to effectively create long-term stockholder value. In order to achieve our compensation objectives and to support our strategy and compensation philosophy, our compensation program for the 2024 Fiscal Year has been designed to include the principal pay elements described further below. In accordance with our executive compensation philosophy, a significant portion of our continuing NEOs’ target pay is incentive-based, and therefore is considered “at risk.” This approach directly aligns each NEO’s interests with those of our stockholders in both times of share price growth and times of share price pressure.

Base Salaries

The Compensation Committee believes that our executive base salaries should reflect competitive levels of pay and factors unique to each executive such as experience and breadth of responsibilities, performance, individual skill set, time in the role and internal pay parity.. Base salaries are initially set forth in our NEO’s executive’s employment agreement or offer letter, and salary adjustments are generally approved during the first quarter of the calendar year and implemented during the second quarter.

Annual Incentive Compensation

Our NEOs are provided the opportunity to earn a performance-based annual bonus. The annual bonus plan is designed to provide awards to such individuals as an incentive to contribute to and reward achievement measured against pre-established financial-based metrics, selected annually to motivate performance that enhances and supports our strategic corporate objectives consistent with our annual operating plan.

Target annual bonus opportunities are expressed as a percentage of base salary and were established by the Compensation Committee in consideration of the NEO’s level of responsibility and his or her ability to impact overall results. The Compensation Committee also considers a competitive market analysis prepared by Compensia in setting target award amounts. Mr. Sabino’s target annual bonus opportunity was established pursuant to the terms of his employment agreement when hired as CEO.

For the 2024 Fiscal Year, the target annual bonus opportunities for our NEOs were as follows:

NEO	Target Bonus as a % of Salary	Target Bonus ($)
John Sabino	100%	550,000
John D. Collins	62%	323,750
Monica L. Greenberg	50%	225,000

Annual bonus payouts for the 2024 calendar year were based on achievement of performance goals established by the Compensation Committee in consultation with our CEO and CFO. Performance metrics applicable for 2024 included B2B Core Recurring Monthly Revenue, B2B Core New Annual Recurring Revenue and B2B Core Free Cash Flow as the relevant operational and financial performance metrics, and each of these metrics was assigned an appropriate weighting. For 2024, the Compensation Committee set the weightings as follows: 30% for the B2B Core Recurring Monthly Revenue metric; 30% for the B2B Core New Annual Recurring Revenue metric; and 40% for the B2B Core Free Cash Flow metric. Our executives were eligible for payout for achievement between the threshold, target and maximum achievement goals based on a pre-established scale set by the Compensation Committee (with 100% payout being earned for achievement of the metric’s target level). The Compensation Committee also retained the discretion to adjust payment amounts in light of individual performance. In the case of substantial outperformance of the Company’s goals, bonus payouts for the NEOs could be awarded up to a maximum of 200% of target.

Based on 2024 performance, the Compensation Committee determined that achievement of the performance goals described above and the resulting payouts of the target amounts were as follows:

NEO	Earned Bonus ($)	Earned Bonus (as a % of Target)
John Sabino	165,000	30%
John D. Collins	97,125	30%
Monica L. Greenberg	67,500	30%

The Compensation Committee did not adjust any NEO bonus payout amount based on individual performance or performance measured against any strategic objectives.

Equity-Based Awards

Equity-based awards are an important element for aligning the long-term financial interests of our NEOs and our stockholders. The Compensation Committee may grant equity-based awards under the Company’s 2019 Stock Incentive Plan (or the Company’s 2018 Inducement Plan, in the case of new-hire awards) in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other equity-based awards.

For equity awards granted in the 2024 Fiscal Year, the Compensation Committee considered multiple factors, including (i) share pool constraints in the 2019 Stock Incentive Plan, (ii) the potential dilutive effects of equity awards upon vesting, (iii) the desire to provide meaningful equity awards to employees, (iv) the performance of the Company’s stock price, (v) competitive market analysis performed by Compensia, and (vi) the recommendations of the CEO (except with respect to his own equity compensation). In consideration of the foregoing, (i) in January

2024, the Compensation Committee awarded restricted stock units to Ms. Greenberg in respect of 30,582 shares which vest on the first anniversary of the date of grant as a form of retention award; and (ii) in September 2024, the Compensation Committee awarded restricted stock units to each of Mr. Collins and Ms. Greenberg in respect of 840,000 and 400,000 shares, respectively, as part of their annual equity compensation, each of which vest on the first anniversary of the date of grant.

Mr. Sabino also received equity grants in March 2024 in connection with his hiring in January 2024 as set forth in his employment agreement and described further below in the section of this Amendment titled “Employment Agreements for our Named Executive Officers” (the “Sign-On Awards”). The number of shares ultimately granted in respect of his Sign-On Awards was determined based on the 30-day weighted volume average price per share immediately prior to the date of grant of his Sign-On Awards. Mr. Sabino did not receive any additional equity awards in 2024.

Retention Awards

On July 24, 2023, in connection with the departure of our former CEO, Robert LoCascio, the Compensation Committee approved a retention program for members of the Company’s leadership team and other key employees, including certain executive officers (the “Retention Program”), in the interest of supporting leadership continuity as part of a smooth and orderly transition. Pursuant to the Retention Program, Mr. Collins and Ms. Greenberg were eligible to receive cash retention bonuses up to an amount equal to their annual base salary ($525,000 and $450,000, respectively), conditioned on their continued employment on pre-established payment dates (the “Retention Bonuses”). The Retention Bonuses were paid in two equal installments, the first of which was paid on January 12, 2024, and the second of which was paid on July 12, 2024.

On September 13, 2023, in recognition of Mr. Collins service in the dual role of Interim CEO and CFO during 2023, the Compensation Committee approved a discretionary cash bonus of $300,000 which vested in five equal monthly installments, subject to the terms and conditions of the retention agreement. The final installment of the cash bonus was paid to Mr. Collins in January 2024 in the amount of $50,000.

Health and Welfare Benefits

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

Additional Narrative Disclosure

In 2015, the Compensation Committee adopted the Deferred Compensation Plan. Certain key employees of the Company, including our NEOs and members of our Board, are eligible to participate in the Deferred Compensation Plan and generally may elect to defer the receipt of a portion of their base salary, bonus and/or directors’ fees. Distribution may occur upon the following events, depending upon the participant’s deferral election: a specified time, a separation from service, death, disability, change in control or financial hardship that arises in connection with an unforeseeable emergency. To date, none of our current NEOs have elected to make any deferrals under the Deferred Compensation Plan. The Company may make discretionary or matching contributions to the Deferred Compensation Plan, which may or may not be subject to vesting, but has not done so to date.

Employment Agreements for our Named Executive Officers

John Sabino, our CEO, became our CEO on January 10, 2024. Prior to the commencement of his employment, we entered into an employment agreement with Mr. Sabino setting forth the terms and conditions of his service as our CEO. Mr. Sabino’s employment agreement provides that he will receive an annual base salary of $550,000, and he will be eligible to receive an annual bonus, with a target bonus opportunity of 100% of his base salary. In connection with his commencement of employment, Mr. Sabino received inducement awards, including: (i) two RSU awards, one with a target grant date value of $1,200,000 that will vest in two equal installments on the first two anniversaries of the date of grant, and the second with a target grant date value of $4,000,000 that will vest as to 25% of the number of RSUs on the first anniversary of the date of grant and then in 12 substantially equal quarterly installments, and (ii) a stock option (the “Sign-on Option”) to acquire 1,000,000 shares of the Company’s common stock that will vest and become exercisable upon satisfaction of certain performance-based and time-based vesting conditions. The Sign-on Option’s performance-based vesting conditions provide that 50% of the Sign-on Option will be eligible to vest and become exercisable if, within the first three years following the date of grant, the average closing share price of the Company’s common stock reaches $8.00 on a rolling 30-day trading basis, and the remaining 50% of the Sign-on Option will be eligible to vest and become exercisable if, within the first four years following the date of grant, the average closing share price of the Company’s common stock reaches $13.00 on a rolling 30-day trading basis. In addition, to the extent that the performance-based vesting conditions are met, 50% of the Sign-on Option will vest and become exercisable on the second anniversary of the date of grant, and the remaining portion of the Sign-on Option will vest and become exercisable in 24 substantially equal monthly installments following the second anniversary of the date of grant. Mr. Sabino’s employment agreement provides for certain payments upon termination. Please refer to the section of this Amendment titled “Potential Payments Upon Termination or Change in Control” below for a description of those termination payments.

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

Monica L. Greenberg, our Executive Vice President, Policy and General Counsel, is party to an employment agreement with us, dated as of October 25, 2006, which covers the terms and conditions of Ms. Greenberg’s employment including her eligibility to participate in the Company’s annual bonus plan as it exists from time to time under terms comparable to other employees of similar role and responsibility, and standard Company employee benefits, including vacation, in accordance with the terms of those programs in effect from time to time. Ms. Greenberg’s employment agreement provides for certain payments upon termination. Please refer to the section of this Amendment titled “Potential Payments Upon Termination or Change in Control” below for a description of those termination payments.

Outstanding Equity Awards at End of 2024 Fiscal Year
The following table sets forth information concerning outstanding equity awards held by each of the NEOs as of the end of the 2024 Fiscal Year.

		Option Awards					Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other rights that have not vested (#)(5)	Equity Incentive Plan Awards: Market or Payout Value of unearned shares, units or other rights that have not yet vested ($)(6)
John Sabino	3/15/2024	—	—	1,000,000	1.02	3/15/2034	—	—	—	—
	3/15/2024	—	—	—	—	—	3,354,839	5,099,356	—	—
John D. Collins	10/29/2019	27,818	—	—	40.61	10/29/2029	—	—	—	—
	5/15/2020	37,126	—	—	27.39	5/15/2030	—	—	—	—
	5/7/2021	29,000	7,250	—	51.74	5/7/2031	—	—	—	—
	5/7/2021	—	—	—	—	—	3,400	5,168	—	—
	7/27/2022	—	—	—	—	—	87,146	132,462	—	—
	7/27/2022	—	—	—	—	—	—	—	37,034	56,291
	9/23/2024	—	—	—	—	—	840,000	1,276,800	—	—
Monica L. Greenberg	5/5/2017	39,520	—	—	7.60	5/5/2027	—	—	—	—
	2/16/2018	130,000	—	—	12.45	2/16/2028	—	—	—	—
	4/11/2019	50,000	—	—	29.55	4/11/2029	—	—	—	—
	5/15/2020	41,300	—	—	27.39	5/15/2030	—	—	—	—
	5/7/2021	17,100	5,700	—	51.74	5/7/2031	—	—	—	—
	5/7/2021	—	—	—	—	—	2,675	4,066	—	—
	7/27/2022	—	—	—	—	—	39,216	59,608	—	—
	7/27/2022	—	—	—	—	—	—	—	16,665	25,331
	1/2/2024	—	—	—	—	—	30,582	46,485	—	—
	9/23/2024	—	—	—	—	—	400,000	608,000	—	—

(1)The remaining unvested stock options held by each of Mr. Collins and Ms. Greenberg will vest on May 7, 2025, subject to the executive’s continued service with the Company through each vesting date and any accelerated provisions set forth in each executive’s employment agreement as described below in “Potential Payments Upon Termination or Change in Control.”
(2)In connection with his hiring, Mr. Sabino was granted a stock option (the “Sign-on Option”) to acquire 1,000,000 shares of the Company’s common stock that will vest upon satisfaction of certain performance-based and time-based vesting conditions as further described above in the section of this Amendment titled “Narrative Disclosure to Summary Compensation Table – Employment Agreements for our Named Executive Officers.”
(3)For RSU awards granted prior to 2024, the total original number of shares subject to each RSU award listed in this column vests over four years, with 25% of the units vesting on the first anniversary of the grant date and the balance vesting in equal annual installments on each anniversary of the grant date. For RSU awards granted in 2024 to Mr. Collins and Ms. Greenberg, the total original number of shares subject to each RSU listed in this column become vested in full upon the first anniversary of the date of grant. For Mr. Sabino, 774,194 shares subject to his RSU awards will vest in two equal installments on the first two anniversaries of the date of grant, and 2,580,645 shares subject to his RSU award will vest as to 25% of the award on the first anniversary of the date of grant and then in 12 substantially equal quarterly installments thereafter.
(4)The market value of RSUs is based on the closing market price of the Company’s common stock on December 31, 2024 of $1.52 per share.

(5)Amounts reported in this column represent performance-vesting restricted stock units (“PRSUs”) granted in 2022 which are earned and vest based on the achievement of certain company performance goals over a three-year performance period including the Company’s revenue and adjusted EBITDA achievement and relative TSR performance. The number reported in this column reflects the total number of PRSUs that could be earned based on actual performance for the 2022 and 2023 fiscal years, and assuming performance at the target level for the remainder of the performance period. The PRSUs will continue to be subject to modifications based on achievement of relative TSR goals for the remainder of the three-year performance period. The final number of PRSUs deemed earned following the end of the performance period will vest on July 27, 2025, subject to the NEOs continued employment on such date.
(6)The market value of PRSUs is based on the closing market price of the Company’s common stock on December 31, 2024 of $1.52 per share.

Potential Payments Upon Termination or Change in Control

The following narrative disclosure describes the additional compensation that would have become payable to certain of our NEOs in connection with an involuntary termination of their employment or a change in control of the Company pursuant to the agreements entered into with our NEOs and the terms of their outstanding equity awards.

John Sabino

If Mr. Sabino is terminated by us without Cause or if he resigns without Good Reason (as such terms are defined in his employment agreement), then, subject to his execution of a general release of claims in favor of the Company, he will be entitled to the following severance: (i) continued payment of his base salary for 18 months, (ii) an amount equal to Mr. Sabino’s target annual bonus opportunity for the year of termination, which will be prorated based on the number of days worked during the year of termination, unless the relevant termination event occurs within the three months prior to or during the 12 months following a Change in Control (in which case, the amount will not be prorated),(iii) if the prior year’s annual bonus has been earned but not yet paid at the time of termination, payout of the annual bonus amount that would have been paid in the normal course had the termination of employment not occurred, (iv) reimbursement for the differential cost of continuation of his then-current health insurance benefits for Mr. Sabino and his covered dependents under COBRA (provided Mr. Sabino timely elects COBRA) for a period of 18 months, and (v) if the relevant termination event occurs during the three months prior to or during the 12 months following a Change in Control, (A) except in limited circumstances, all time-based equity awards outstanding as of the date of termination (including the Sign-on RSUs, but excluding the Sign-on Option) will fully vest, and (B) the treatment of any performance-based equity awards will be determined in accordance with the terms of the applicable award’s grant agreement. In the case of the Sign-on Option, (x) any remaining time-based vesting conditions will be accelerated and deemed immediately satisfied for the portion of the award, if any, for which the performance-based vesting conditions were met prior to the Change in Control, (y) 50% of the performance-based vesting conditions will be deemed satisfied if the Change in Control per share transaction price is at least $8.00 per share, and any remaining time-based vesting conditions will accelerate for that portion of the Sign-on Option, and (z) 100% of the performance-based vesting conditions will be deemed satisfied if the Change in Control per share transaction price is at least $13.00 per share, and any remaining time-based vesting conditions will accelerate for that portion of the Sign-on Option. If neither of the performance-based vesting hurdles are met in the Change in Control transaction, the unvested portion of the Sign-on Option will be forfeited and cancelled for no consideration at the time of the Change in Control.

In the event of Mr. Sabino’s termination as a result of his death or, subject to execution of a general release of claims in favor of the Company, his Disability (as such term is defined in his employment agreement), the Company will pay to Mr. Sabino or his heirs, as applicable, an amount equal to the prior year’s annual bonus that had been earned but not yet paid at the time of Mr. Sabino’s death or Disability. In addition, Mr. Sabino or his heirs, as applicable, will be entitled to Company-paid health insurance continuation coverage, less the amount payable by an active employee for such coverage, for a period of 18 months. To the extent that any stock options held by Mr. Sabino are vested at the time of his death or Disability, those vested stock options will remain exercisable until the earlier of 12 months and the original expiration date of the stock option.

John D. Collins

If Mr. Collins is terminated by us without Cause (as defined in his employment agreement), subject to his execution of a general release of claims in favor of the Company, he will be entitled to the following severance: (i) continued payment of his base salary for six months, (ii) reimbursement for the differential cost of continuation of his then-current health insurance benefits under COBRA (provided Mr. Collins timely elects COBRA) for a period of six months, and (iii) any earned, but unpaid, annual bonus.

In addition, if Mr. Collins’ employment is terminated by us without Cause or by Mr. Collins for Good Reason (as defined in his employment agreement), in either case, within the three-month period immediately prior to or the 12-month period immediately following a Change of Control (as defined in his employment agreement), then, subject to his execution of a general release of claims in favor of the Company, he will be entitled to the following severance: (i) continued payment of his base salary for 12 months, (ii) reimbursement for the differential cost of continuation of his then-current health insurance benefits under COBRA (provided Mr. Collins timely elects COBRA) for a period of 12 months, (iii) a bonus payment equal to his target bonus for the prior completed fiscal year (if not yet paid), (iv) a bonus payment equal to his target bonus prorated for the number of months Mr. Collins was employed during the then-current fiscal year prior to termination, (v) immediate vesting, as of the termination date, of any outstanding unvested options and any other unvested equity awards held by Mr. Collins at the time of termination, and (vi) any vested options will remain exercisable until the earlier of 90 days following his termination and the original expiration date of the applicable option.

Monica L. Greenberg

If Ms. Greenberg’s employment is terminated by us without Cause (as defined in her employment agreement) or Ms. Greenberg’s employment is Constructively Terminated (as defined in her employment agreement), subject to her execution of a general release of claims in favor of the Company, she will be entitled to receive the following severance: (i) a lump sum severance payment equal to six months of her then-current base salary, (ii) provided that she timely elects and is eligible for COBRA, continued enrollment in any health benefits in place at the time of her termination for six months following her termination at the same cost as for active employees, (iii) all of her unvested options will immediately vest and become exercisable upon such termination, and (iv) any vested options will remain exercisable until the earlier of the one-year anniversary of her termination and the original expiration date of the applicable option.

If there is a Change of Control (as defined in her employment agreement) and Ms. Greenberg is terminated by us without Cause or Ms. Greenberg is Constructively Terminated, in either case, within one year following the Change of Control, then, subject to her execution of a general release of claims in favor of the Company, she will be entitled to receive the same severance described in the paragraph immediately above, except the lump sum severance payment will be equal to nine months of her then-current base salary.

Other Compensation Practices, Policies and Guidelines

Stock Ownership

We strongly encourage our executives and non-employee directors to hold an equity interest in our Company, and, accordingly, maintain formal executive stock ownership guidelines. Under these guidelines, each of our executive officers and non-employee directors is required to build and maintain their share ownership to the levels listed below within a period of five years from the adoption of the policy (April 2022), or the start of their service in a covered role, if later:

•CEO: 5x current base salary.
•Other NEOs: 2x current base salary.
•Non-employee directors: 5x annual cash retainer.

Shares owned outright (including shares from vested RSUs and PRSUs) count toward the ownership goals, while shares associated with unvested RSUs, PRSUs and unexercised stock options do not count toward compliance with the guidelines. Compliance with the guidelines will be measured prior to the first required measurement date in 2027.

We believe that our stock ownership policy will contribute to the retention of shares from vested RSUs and PRSUs by our executive officers and non-employee directors. In the event that the ownership goals are not achieved within the applicable five-year compliance period, the non-employee directors and executive officer would be required to hold all net shares issued upon exercise of stock options or settlement of RSUs and PRSUs (in each case, after payment of any applicable withholding tax obligations) until the guidelines are met.

Compensation Recovery Policy

We maintain an amended and restated omnibus clawback policy (the “2023 Clawback Policy”), effective as of October 2, 2023, which revised the prior clawback policy in order to comply with Exchange Act Rule 10D-1 and the applicable Nasdaq listing standards. Pursuant to the Clawback Policy, in the event of an “accounting restatement” (as defined in the Clawback Policy), our “covered executives” (as defined in the Clawback Policy), including our NEOs, must reimburse us for any “erroneously awarded compensation” (as defined in the Clawback Policy). Erroneously awarded compensation includes the amount of incentive compensation received by a covered executive during the three fiscal years preceding the date we are required to prepare an accounting restatement based on our achievement of “financial reporting measures” (as defined in the Clawback Policy) in excess of the amount that the covered executive would have received based on the restated financial reporting measures. The Compensation Committee has the authority to interpret and make all determinations under the Clawback Policy.

Prohibition Against Hedging and Certain Equity Transactions

Our Insider Trading and Disclosure Policy (the “Insider Trading Policy”) prohibits those officers subject to Section 16 reporting from engaging in hedging or derivative transactions, such as “cashless” collars, forward contracts, equity swaps or other similar or related transactions. In addition, all officers and employees of the Company and all the members of our Board are prohibited from engaging in “short” sales or other transactions involving LivePerson stock which could reasonably cause our officers to have interests adverse to our stockholders. “Short” sales, which are sales of shares of common stock by a person who does not own the shares at the time of the sale, evidence an expectation that the value of the shares will decline. We prohibit our executive officers from entering into “short” sales because such transactions signal to the market that the executive officer has no confidence in us or our short-term prospects and may reduce the officer’s incentive to improve our performance. In addition, Section 16(c) of the Exchange Act expressly prohibits executive officers and directors from engaging in short sales. Our executive officers are also prohibited from trading in LivePerson-based put and call option contracts, transacting in straddles and similar transactions without Board approval. These transactions would allow someone to continue to own the covered securities, but without the full risks and rewards of ownership. If an executive officer were to enter into such a transaction, the executive officer would no longer have the same objectives as our other stockholders. Under the Insider Trading Policy, all officers and employees of the Company, and all of the members of the Company’s Board are also prohibited from margining or pledging their common stock to secure a loan, or from purchasing Company stock “on margin” (that is, borrow funds to purchase stock, including in connection with exercising any Company stock options).

Policies and Practices Related to the Timing of Grants of Certain Equity Awards

The Compensation Committee may grant equity-based awards under the Company’s 2019 Stock Incentive Plan (or the Company’s 2018 Inducement Plan, in the case of new-hire awards) in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other equity-based awards. The Compensation Committee approves equity awards at one of its regularly scheduled meetings, or at such other times as appropriate or necessary, and generally, for annual equity awards, after the Compensation Committee has completed its annual compensation review for the CEO and other NEOs. The Compensation Committee has also delegated the authority to grant equity awards to certain non-executive officer employees to a sub-committee, which sub-committee generally meets to approve the applicable equity awards on or about the 15th day of each month. We do not schedule the grant of stock options or other equity awards in anticipation of the disclosure of material nonpublic information, and we do not schedule the disclosure of material nonpublic information based on the timing of grants of stock options or other equity awards.

Director Compensation

The following table sets forth information concerning the compensation of our non-employee directors in the 2024 Fiscal Year. Following the table is a discussion of material factors related to the information disclosed in the table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Dan Fletcher (3)(5)	5,136	68,000	73,136
Bruce Hansen(3)(4)	57,338	68,000	125,338
Kevin Lavan(6)	60,897	—	60,897
Jill Layfield (3)	111,195	68,000	179,195
James Miller (3)	49,511	68,000	117,511
Vanessa Pegueros(3)	57,255	68,000	125,255
Karin-Joyce (K.J.) Tjon (3)(5)	6,114	68,000	74,114
William G. Wesemann (3)	56,766	68,000	124,766
Yael Zheng(6)	54,130	—	54,130

(1)Non-employee directors receive their annual equity award in the form of RSUs.
(2)The amounts reported in the “Stock Awards” column represent the grant date fair value of RSU awards granted to our directors in 2024 computed in accordance with ASC Topic 718 and in accordance with SEC rules. Details and assumptions used in calculating the grant date fair value of the RSU awards may be found in Note 12 of the Company’s consolidated financial statements contained in our Annual Report on Form 10-K for the 2024 Fiscal Year, as filed with the SEC. The amounts included in this column reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the non-employee directors, and there is no assurance that these grant date fair values will ever be realized by the directors. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(3)As of December 31, 2024, the number of shares underlying outstanding and unvested RSUs for each director were 80,000 for each of Mr. Fletcher, Mr. Hansen, Ms. Layfield, Mr. Miller, Ms. Pegueros, Ms. Tjon and Mr. Wesemann. As of December 31, 2024, the number of shares underlying unexercised stock options for non-employee directors were: Ms. Layfield, 141,017 and Mr. Wesemann, 166,017.
(4)Mr. Hansen resigned from the Board effective January 31, 2025.
(5)Mr. Fletcher and Ms. Tjon were newly-elected members of the Board as of the 2024 Annual Meeting of Stockholders on November 25, 2024.

(6)Mr. Lavan and Ms. Zheng each resigned from the Board effective as of the 2024 Annual Meeting of Stockholders on November 25, 2024.

The non-employee directors are compensated in accordance with a fee schedule that is approved by the Compensation Committee, that generally operates on an annual cycle from July 1 - June 30 each year. Directors who are also our employees receive no additional compensation for their services as directors. The Compensation Committee reviews and recommends to the Board appropriate director compensation programs for service as non-employee directors including role-specific compensation for committee chair and committee members service. In order to determine the Board compensation framework, the Compensation Committee periodically reviews comparative market composite data of practices of the Company’s peers provided by Compensia.

Consistent with the Company’s compensation philosophy, non-employee director compensation is positioned competitively against companies of similar industry size and value, and is reviewed by the Compensation Committee periodically with changes, if any, generally being implemented for the next Board compensation cycle.

For his or her services in Fiscal Year 2024, each non-employee director received compensation in accordance with the following:

Annual Cash Retainer	$35,000
Annual Cash Retainer for Chair of the Board	$50,000
Annual Equity Grant	$200,000	(1)
(1) Newly appointed non-employee directors to the Board receive an initial equity grant equal to the annual equity retainer of $200,000, the value of which may, in the Compensation Committee’s discretion, be prorated based on the timing of the new director’s commencement of service.

Members of our Committees, other than the Chairpersons, receive the following additional compensation (which is paid quarterly in arrears and prorated for any partial quarters of service):

Audit Committee	$10,000
Compensation Committee	$7,500
Nominating and Corporate Governance Committee	$5,000
Operating Committee (1)	$5,000
(1) The Operating Committee was disbanded in 2024.

The Chairpersons of our Committees receive the following additional compensation (which is paid quarterly in arrears and prorated for any partial quarters of service):

Audit Committee	$20,000
Compensation Committee	$15,000
Nominating and Corporate Governance Committee	$10,000
Operating Committee (1)	$10,000
(1) The Operating Committee was disbanded in 2024.

For the 2024 Fiscal Year, non-employee directors received their annual equity award in the form of RSUs. The RSUs will “cliff” vest on the one year anniversary of the date of grant. In light of continued pressure on our stock price, we determined, and our non-employee directors agreed, to align the methodology used for conversion of target equity value awards with the methodology used for executive officer grants, which determined a number of shares to be awarded in respect of RSU awards based on a pre-established share price, which was greater than our closing price on the date of grant. This adjustment resulted in actual grant-date value for the non-employee director RSU awards being less than the $200,000 annual equity grant value as provided for under our non-employee director compensation policy.

Equity Compensation Plan Information

The following table summarizes the number of securities underlying outstanding options and RSUs granted to employees and directors, as well as the number of securities remaining available for future issuance, under LivePerson’s equity compensation awards as of December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2024(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2024 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,694,521	$23.60	6,668,222 (3)
Equity compensation plans not approved by security holders	8,822,879	$4.13	1,180,208(4)
Total	15,517,400		7,848,430

(1)Consists of options to purchase shares of our common stock, as well as RSU awards, each representing the right to acquire shares of our common stock. In respect of the plans approved by security holders, including the 2000 Stock Incentive Plan, 2009 Stock Incentive Plan and 2019 Stock Incentive Plan, the number of shares reported represents 1,830,012 shares subject to stock options and 4,864,509 RSUs. For purposes of this table, the number of RSUs includes a number in respect of PRSUs granted under the 2019 Stock Incentive Plan that could be earned during a three year performance period, which number reported is based on target performance. In respect of the plan not approved by security holders, the number of shares reported represents 298,479 shares subject to stock options, and 7,524,400 RSUs granted under the Inducement Plan (described below) and 1,000,000 shares subject to stock options granted on a stand-alone basis to Mr. Sabino based on his hiring.

(2)The weighted average exercise price is calculated based solely on the outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding RSU awards or performance stock units, which have no exercise price.

(3)Consists of 3,461,456 shares remaining available for issuance under the 2019 Stock Incentive Plan and 3,206,766 shares remaining available for issuance under the 2019 Employee Stock Purchase Plan.

(4)Represents shares under the 2018 Inducement Plan, which is intended to qualify as an “inducement plan” under Nasdaq rule 5635(c)(4).

Amended and Restated LivePerson, Inc. 2018 Inducement Plan
On January 19, 2018, the Board adopted the LivePerson, Inc. 2018 Inducement Plan (which has been subsequently amended and restated) (as amended and restated, the “Amended and Restated Inducement Plan”). The Amended and Restated Inducement Plan provides for the grants of awards of stock options, stock appreciation rights, restricted stock, RSUs and other stock and cash-based awards to persons who have not previously been an employee or director of the Company, or to an individual following a bona fide period of non-employment with the Company, as an inducement for the individual’s entering into employment with the Company. The purpose of the Amended and Restated Inducement Plan is to help the Company provide an inducement to attract and retain the employment services of new employees, to motivate those new employees whose potential contributions are important to the success of the Company to accept an offer of employment by providing them with equity ownership opportunities, and to advance the interests of the Company’s stockholders by providing incentives to those eligible individuals who are expected to make important contributions to the Company.

In the event of any stock split, reverse stock split, stock dividend, recapitalization, combination of shares, reclassification of shares, spin-off or other similar change in capitalization or event, or any dividend or distribution to holders of our common stock other than an ordinary cash dividend, the Board will make equitable adjustments to the maximum number and type of shares or other securities that may be issued under the Amended and Restated Inducement Plan, the maximum number and type of shares that may be granted to any participant in any calendar year, the number and type of shares subject to outstanding awards, the exercise price or grant price of outstanding awards and other necessary adjustments in connection with the Amended and Restated Inducement Plan.
The Amended and Restated Inducement Plan is administered by our Board. Pursuant to the terms of the Amended and Restated Inducement Plan, subject to applicable law, our Board may delegate certain authority under the Amended and Restated Inducement Plan to one or more of its committees or subcommittees or one or more of our officers, provided that the authority to grant equity awards to future employees whom will be considered to be “executive officers” and/or “officers” under Rules 3b-7 and 16a-1, respectively, of the Exchange Act may not be delegated to our officers. Subject to the provisions of the Amended and Restated Inducement Plan, the Board has the power to select the recipients of awards, to determine the number of shares subject to any award, to establish and verify the extent of satisfaction of any performance goals or other conditions applicable to awards, to determine whether, and the extent to which, adjustments are required under the Amended and Restated Inducement Plan, and to determine the terms and conditions of awards. Our Board may also modify awards granted to participants who are foreign nationals or employed outside the United States or establish subplans or procedures under the Amended and Restated Inducement Plan to recognize differences in laws, rules, regulations or customs of such foreign jurisdictions with respect to tax, securities, currency, employee benefit or other matters.
Stock Options
Our Board may grant nonqualified stock options under the Amended and Restated Inducement Plan. The number of shares covered by each stock option granted to a participant (subject to the Amended and Restated Inducement Plan’s stated limit) and all other terms and conditions will be determined by our Board. The stock option exercise price is established by our Board and must be at least 100% of the fair market value of a share on the date of grant. Consistent with applicable laws, regulations and rules, and to the extent authorized by the Board, payment of the exercise price of stock options may be made in one or more of the following: (i) cash or check, (ii) broker assisted cashless exercise, (iii) shares of our common stock, (iv) net exercise, (v) delivery to us of a promissory note, (vi) any other lawful means, or (vii) any combination of these permitted forms of payment. The Amended and Restated Inducement Plan prohibits decreasing the exercise price of an option or canceling an option and replacing it with an award with a lower exercise price.
After a termination of a participant’s services with the Company, a participant will be able to exercise the vested portion of his or her option for the period of time stated in the applicable stock option agreement. Unless otherwise provided by the Board, unvested stock options will generally expire upon termination of the participant’s employment and vested stock options will generally expire immediately following a termination for cause. In no event, however, may a stock option be exercised beyond its original expiration date. The term of a stock option will not exceed 10 years from the date of grant.
Stock Appreciation Rights
Our Board may grant stock appreciation rights under the Amended and Restated Inducement Plan. Stock appreciation rights typically provide for the right to receive the appreciation in the fair market value of our common stock between the grant date and the exercise date. Our Board may grant stock appreciation rights either alone or in tandem with a stock option granted under the Amended and Restated Inducement Plan. The number of shares of our common stock covered by each stock appreciation right (subject to the Amended and Restated Inducement Plan’s stated limit) and all other terms and conditions will be determined by our Board. Stock appreciation rights are generally subject to the same terms and limitations applicable to options or, when granted in tandem with an option, to the same terms as the option. Stock appreciation rights may be paid in cash or shares or any combination of both, as determined by the Board in its sole discretion. Unless otherwise approved by our stockholders, the Amended and

Restated Inducement Plan prohibits decreasing the exercise price of a stock appreciation right or canceling a stock appreciation right and replacing it with an award with a lower exercise price.
Restricted Stock
Our Board may award shares of restricted stock under the Amended and Restated Inducement Plan. Our Board will determine the terms of any restricted stock award, including the number of shares subject to such award (subject to the Amended and Restated Inducement Plan’s stated limit), and conditions for vesting and repurchase. Participants holding restricted stock will be entitled to all ordinary cash dividends paid with respect to such shares, which dividends shall be accrued and become payable when and if the restricted stock vests. When the restricted stock award conditions are satisfied, the shares will no longer be subject to forfeiture as the participant is vested in the shares and has complete ownership of the shares.
Restricted Stock Units
Our Board may also grant an award of RSUs under the Amended and Restated Inducement Plan. An RSU is a bookkeeping entry representing an amount equivalent to the fair market value of one share of our common stock. Participants are not required to pay us any consideration at the time of grant of an RSU award. Our Board will determine the terms of any RSU award, including the number of shares covered by such award (subject to the Amended and Restated Inducement Plan’s stated limit), and the conditions for vesting and repurchase. RSU awards may include a dividend equivalent right feature, but any dividends payable to stockholders will accrue with respect to the RSU and become payable only when and if the underlying RSU vests. When the participant satisfies the conditions of an RSU award, we will pay the participant cash or shares of our common stock to settle the vested RSUs. Our Board may permit a participant to elect to defer the settlement of his or her vested RSU award until a later date; provided that such deferral election must be made pursuant to an exemption from, or in compliance with, Section 409A of the Code.
Other Stock-Based and Cash-Based Awards
Under the Amended and Restated Inducement Plan, our Board may also grant awards of shares of our common stock or other awards denominated in cash. Our Board will determine the terms of any such stock-based or cash-based award, including the number of shares or amount of cash, as applicable, covered by such award (subject to the Amended and Restated Inducement Plan’s stated limit), and the conditions for vesting.
Performance Awards
Our Board may grant performance awards under the Amended and Restated Inducement Plan. Performance awards provide participants with the opportunity to earn a payout subject to the award only if certain performance goals or other vesting criteria are achieved. Our Board will establish the performance goals or other vesting in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of performance shares to be paid out to participants. Our Board has discretion to determine other terms of the performance award, including the number of shares or value subject to a performance award (subject to the Amended and Restated Inducement Plan’s stated limit), the period as to which performance is to be measured, any applicable forfeiture provisions and any other terms and conditions consistent with the Amended and Restated Inducement Plan. After the completion of the performance period applicable to the award, our Board will measure performance against the applicable goals and other vesting criteria and determine whether any payment will be made under the award. If the participant satisfies the conditions of the performance share award, we will pay the participant cash or shares or any combination of both to settle the award.
Performance Goals
Our Board may establish performance criteria and level of achievement versus such criteria that will determine the number of shares to be granted, retained, vested, issued or issuable under or in settlement of or the amount payable pursuant to an award, which criteria may be based on certain performance goals (as described below). The performance criteria for each such performance award will be based on one or more of the following measurable performance goals: (a) net income, (b) earnings before or after discontinued operations, interest, taxes, depreciation and/or amortization, (c) operating profit before or after discontinued operations and/or taxes, (d) sales, (e) sales growth, (f) earnings growth, (g) cash flow or cash position, (h) gross margins, (i) stock price, (j) market share, (k) return on sales, assets, equity or investment, (l) improvement of financial ratings, (m) achievement of balance sheet or income statement objectives, (n) total stockholder return, (o) introduction of new products, (p) expansion into new markets or (q) achievement of any other strategic, operational or individual performance goals as the Board may determine.
These performance goals may reflect absolute entity or business unit performance or a relative comparison to the performance of a peer group of entities or other external measure of the selected performance criteria and may be absolute in their terms or measured against or in relationship to other companies comparably, similarly or otherwise situated. Our Board may specify that such performance measures shall be adjusted to exclude any one or more of (i) extraordinary items, (ii) gains or losses on the dispositions of discontinued operations, (iii) the cumulative effects of changes in accounting principles, (iv) the write-down of any asset, and (v) charges for restructuring and rationalization programs. Such performance goals may: (i) vary by participant and may be different for different awards and (ii) be particular to a participant or the department, branch, line of business, subsidiary or other unit in which the participant works and may cover such period as may be specified by the Board.
Transferability of Awards
Awards granted under the Amended and Restated Inducement Plan generally may not be transferred other than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order. During the life of the participant, awards are exercisable only by the participant. Our Board may in its sole discretion permit and subject to certain conditions provide for the gratuitous transfer of an award to or for the benefit of any immediate family member, family trust or other entity established for the benefit of the participant and/or an immediate family member thereof to the extent permitted under Form S-8 under the Securities Act.
Reorganization Event
In the event of a reorganization event of the Company, each outstanding award will be treated as our Board determines, including, without limitation, that each award may be assumed or an equivalent option or right substituted by the successor corporation, or in the case of stock options, may be terminated after giving holders notice of such pending termination and a change to exercise the option prior to the reorganization event. In addition, the vesting of awards that are unvested at the time of a reorganization event does not automatically accelerate, but our Board may cause any vesting to accelerate or restrictions lapse in connection with the change in control event. In the case that stockholders are receiving a cash payment for each share in a reorganization event, our Board may also provide that all awards will be canceled in connection with the reorganization event in exchange for the holder of such award receiving a cash payment for each share underlying the award in the same amount as the stockholders receive, or, in the case of options, the excess, if any, between the amount a stockholder is receiving and the exercise price of the stock option. Our Board will generally not be required to treat all awards, all awards held by a participant, or all awards of the same type, similarly in the transaction. Upon the occurrence of a liquidation or dissolution of the Company, except to the extent specifically provided otherwise in the restricted stock or RSU award agreement or any other agreement between a participant and us, all restrictions and conditions on all restricted stock and RSU awards then outstanding will automatically be deemed terminated or satisfied.
Amendment and Termination
Our Board may amend, suspend or terminate the Amended and Restated Inducement Plan at any time and for any reason, provided that any amendment may not materially and adversely affect the rights of the existing participants under the Amended and Restated Inducement Plan. No award will be made that is conditioned upon stockholder approval of any amendment to the Amended and Restated Inducement Plan. The Amended and Restated Inducement Plan will terminate on January 19, 2028, unless re-adopted or extended by the stockholders prior to or on such date or unless terminated earlier by the Board.

Forfeiture Events; Clawback
Awards granted pursuant to the Amended and Restated Inducement Plan shall be subject to the terms of any clawback policy adopted by us as in effect from time to time, as well as any recoupment/forfeiture provisions required by law and applicable to us or our subsidiaries or specified in any award agreement. Please refer to the section of this Amendment titled “Compensation Recovery Policy” above for additional information on our clawback policy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Securities

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of March 31, 2025, unless otherwise indicated in the footnotes below, by:

•each person or group of affiliated persons whom we know to beneficially own more than five percent of our common stock;
•each of our named executive officers identified in the “Summary Compensation Table” included in this Amendment on page 10;
•each of our directors; and
•all of our directors and executive officers as a group.

A person is deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after March 31, 2025, including any shares of our common stock subject to an option that are exercisable or will be exercisable, or RSUs that have vested or will vest, within 60 days after March 31, 2025.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Percentage of beneficial ownership is based on 93,411,801 shares of common stock outstanding on March 31, 2025 (excluding shares held in treasury). Unless otherwise indicated, the persons named in the table directly own the shares and have sole voting and sole investment control with respect to all shares beneficially owned:

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Common Stock Outstanding (%)
5% Stockholders
Vector Capital VI, L.P. (3)	10,899,456	12%
The Vanguard Group (4)	5,338,073	6%

Executive Officers and Directors
John D. Collins (5)	164,402	*
Dan Fletcher	—	*
Monica L. Greenberg (6)	413,107	*
Jill Layfield (7)	215,852	*
James Miller	84,944	*
Vanessa Pegueros	59,993	*
John Sabino	597,803	*
Karin-Joyce (K.J.) Tjon	—	*
William G. Wesemann (8)	540,852	*
Directors and Executive Officers as a group (10 persons) (9)	2,115,178	2%
* Less than 1%.

(1)Unless noted otherwise, the business address of each beneficial owner is c/o LivePerson, Inc., 530 Seventh Avenue, Floor M1, New York, New York 10018.
(2)Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investment power with respect to the shares shown as beneficially owned.
(3)Based solely on our review of the Schedule 13D filed with the SEC on October 22, 2024 by Vector Capital VI, L.P., Vector Capital Management, L.P., Vector Capital, L.L.C. and Alexander R. Slusky (collectively, “Vector Capital”) each of whose address is 650 California St, 32nd Floor, San Francisco, CA 94108. Vector Capital has reported that it has shared voting power as to all 10,899,456 shares and shared dispositive power as to all 10,899,456 shares.
(4)Based solely on our review of the Schedule 13G/A filed with the SEC on November 12, 2024 by The Vanguard Group, whose address is 100 Vanguard Blvd., Malvern, PA 19355. The Vanguard Group reported that it has sole dispositive power as to 5,312,468 shares and shared dispositive power as to 25,605 shares.
(5)Includes 93,944 shares underlying options that are currently exercisable or that will be exercisable at or within 60 days of March 31, 2025 and 3,400 RSUs vesting within 60 days of March 31, 2025.
(6)Includes 283,620 shares underlying options that are currently exercisable or that will be exercisable at or within 60 days of March 31, 2025 and 2,675 RSUs vesting within 60 days of March 31, 2025.
(7)Includes 141,017 shares underlying options that are currently exercisable or that will be exercisable at or within 60 days of March 31, 2025.
(8)Includes 166,017 shares underlying options that are currently exercisable or that will be exercisable at or within 60 days of March 31, 2025.
(9)Includes 684,598 shares underlying options that are currently exercisable or that will be exercisable at or within 60 days of March 31, 2025 and 6,075 RSUs vesting within 60 days of March 31, 2025.

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

Since the beginning of the 2024 Fiscal Year, the Company has not been a participant in any transaction with a related person other than the agreements and transactions described below.

Indemnification Agreements with Directors and Executive Officers

The Charter provides that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. In addition, we have entered into indemnification agreements with our directors and executive officers, the form of which was filed as an exhibit to our 2011 Annual Report on Form 10-K. The form of indemnification agreement used by the Company contains provisions that require us, among other things, to indemnify our directors and executive officers against certain liabilities (other than liabilities arising from intentional or knowing and culpable violations of law) that may arise by reason of their status or service as our directors or executive officers or other entities to which they provide service at our request and to advance expenses they may incur as a result of any proceeding against them as to which they could be indemnified. We believe that these provisions and agreements are necessary to attract and retain highly qualified individuals to serve the Company. We also have obtained an insurance policy covering our directors and executive officers for claims that such directors and executive officers may otherwise be required to pay or for which we are required to indemnify them, subject to certain exclusions.

Other Relationships and Transactions

On October 20, 2024 (the “Effective Date”) we entered into a Cooperation Agreement (the “Vector Agreement”) with the Vector Group, pursuant to which we and the Vector Group agreed to collaborate regarding, among other things, board refreshment. In connection with the Vector Agreement, the Vector Group recommended Mr. Fletcher to the Company as a director candidate, and Mr. Fletcher was elected to the Board by the Company’s stockholders at the 2024 Annual Meeting. In addition, we agreed (1) to appoint to the Board one mutually agreed candidate selected from a previously mutually agreed upon pool of two potential candidates (the “Mutual Candidates”) or a mutually agreed alternate independent candidate, in the event that neither Mutual Candidate is appointed, and such candidate shall be an “Independent Director” pursuant to The Nasdaq Stock Market LLC’s listing standards, to the Board and (2) to either (A) not re-nominate or (B) accept the resignation of one director serving on the Board as of the Effective Date, to the extent that the acceptance of such resignation and matters related thereto are permissible under applicable law, including, without limitation, legal duties or obligations of directors of corporations incorporated under Delaware law. The Company further agreed, in connection with its commitment to maintaining strong corporate governance, to select a new Chair of the Board, and Mr. Miller became the Company’s Chair in January 2025.

Until the Termination Date (as defined below), subject to certain exceptions, the Vector Group agreed that it shall, and shall cause each of its controlled affiliates to, appear in person or by proxy at each stockholder meeting of the Company and vote (or execute a consent with respect to) all voting securities of the Company beneficially owned by the Vector Group as of the Effective Date (a) in favor of the nominees for director recommended by the Board and (b) in accordance with the Board’s recommendation with respect to all other proposals presented at such stockholder meeting, other than with respect to any proposal relating to (i) an Extraordinary Transaction (as defined in the Vector Agreement) or (ii) any shareholder rights plan or similar plans.

Pursuant to the terms of the Vector Agreement, the Vector Group also agreed to certain customary standstill provisions, prohibiting the Vector Group from, among other things: (a) making certain transactions involving the Company; (b) soliciting proxies; (c) advising or knowingly encouraging any person with respect to the voting or disposition of any Company securities, other than in a manner consistent with the Board’s recommendations; (d) taking actions to change or influence the Board, management or the direction of certain Company matters; and (e) exercising certain stockholder rights. The Vector Agreement also contains customary mutual non-disparagement provisions. The Vector Agreement will terminate on December 31, 2025, unless terminated earlier under certain circumstances (the “Termination Date”).

We have filed the full text of the Vector Agreement as Exhibit 10.1 to our Current Report on Form 8-K dated October 23, 2024. Please refer to that Form 8-K, including Exhibit 10.1 thereto, for additional detail on the terms of the Vector Agreement.

Director Independence

The Board has determined that the Chair of the Board, Mr. Miller, Mr. Fletcher, Ms. Layfield, Ms. Pegueros, Ms. Tjon and Mr. Wesemann, are “independent” under the Nasdaq listing requirements and the applicable rules and regulations of the SEC. As part of the Board’s process in making such determination, each such director provided confirmation that (a) the objective criteria for independence pursuant to the Nasdaq rules are satisfied and (b) each such director has no other relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Mr. Sabino, our CEO and a member of the Board, is an employee and therefore not “independent” under these requirements, rules and regulations.

Item 14. Principal Accountant Fees and Services

Fees Billed to the Company for Services Rendered during the Fiscal Years Ended December 31, 2024 and 2023

The following table presents fees for professional audit services and other services provided to LivePerson by BDO USA, P.C. for the fiscal years ended December 31, 2024 and 2023.

	2024		2023
Audit Fees	$1,200,000	(1)	$2,055,855	(2)
Audit-Related Fees	$—		$—
Tax Fees	$—		$—
All Other Fees	$—		$—
(1) “Audit Fees” for 2024 consist of fees for professional services rendered in connection with the audit of the Company’s consolidated annual financial statements, the review of the Company’s interim condensed consolidated financial statements included in quarterly reports, and procedures in connection with regulatory filings.

(2) “Audit Fees” for 2023 consist of fees for professional services rendered in connection with the audit of the Company’s consolidated annual financial statements, the review of the Company’s interim condensed consolidated financial statements included in quarterly reports, procedures in connection with regulatory filings, and the audit of the Company’s internal control over financial reporting.

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

4.12
Exchange and Purchase Agreement, dated as of May 13, 2024, by and between LivePerson, Inc. and Lynrock Lake Master Fund LP (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on May 13, 2024)

4.13
First Amendment to Exchange and Purchase Agreement, dated as of June 3, 2024, by and between LivePerson, Inc. and Lynrock Lake Master Fund LP (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on June 4, 2024)

4.14
Supplemental Indenture No. 1, dated as of August 15, 2024, by and between LivePerson, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.14 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

4.15
Supplemental Indenture No. 2, dated as of August 15, 2024, by and between LivePerson, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.15 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

4.16
Supplemental Indenture No. 3, dated as of August 15, 2024, by and between LivePerson, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.16 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

4.17
Supplemental Indenture No. 4, dated as of August 15, 2024, by and between LivePerson, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.17 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

4.18
Supplemental Indenture No. 5, dated as of August 15, 2024, by and between LivePerson, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.18 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

4.19
Supplemental Indenture No. 6, dated as of December 17, 2024, by and between LivePerson, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.19 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

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
Amendment to the Amended and Restated LivePerson, Inc. 2018 Inducement Plan (dated as of December 10, 2024) (incorporated by reference to Exhibit 99.4 to LivePerson’s Registration Statement on Form S-8 filed on December 16, 2024)

10.6*
Amended Employment Agreement between LivePerson and Robert LoCascio, dated as of December 27, 2017 (incorporated by reference to Exhibit 10.15 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018)

10.7*
Amended and Restated LivePerson, Inc. 2019 Stock Incentive Plan, effective as of November 25, 2024 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on November 26, 2024)

10.8*
Amended and Restated LivePerson, Inc. 2019 Employee Stock Purchase Plan, effective as of November 25, 2024 (incorporated by reference to Exhibit 10.2 to LivePerson’s Current Report on Form 8-K filed on November 26, 2024)

10.9
Form of Base Capped Call Transaction Confirmation relating to the 0% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K/A filed on December 10, 2020)

10.10
Form of Additional Capped Call Transaction Confirmation relating to the 0% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.2 to LivePerson’s Current Report on Form 8-K/A filed on December 10, 2020)

10.11
Agreement, dated as of July 20, 2022, by and among LivePerson, Inc. and the Starboard parties set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on July 21, 2022)

10.12*
Amended and Restated Offer Letter between LivePerson and John D. Collins, dated as of August 9, 2022 (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 8, 2022)

10.13*
Form of Restricted Stock Unit Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 16, 2023)

10.14*
Offer Letter, by and between LivePerson and Jeffrey Ford, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.5 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023)

10.15*
Letter Agreement, by and between LivePerson and Monica Greenberg, dated as of August 9, 2023 (incorporated by reference to Exhibit 10.4 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023)

10.16*
Letter Agreement, by and between LivePerson and John Collins, dated as of August 9, 2023 (incorporated by reference to Exhibit 10.3 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023)

10.17*
Employment Agreement, by and between LivePerson and John Sabino, dated as of December 27, 2023 (incorporated by reference to Exhibit 10.26 to LivePerson’s Annual Report on Form 10-K/A for the year ended December 31, 2023, filed on April 29, 2024)

10.18*
Offer Letter, by and between LivePerson and Alex Kroman, dated as of February 1, 2023 (incorporated by reference to Exhibit 10.27 to LivePerson’s Annual Report on Form 10-K/A for the year ended December 31, 2023 and filed on April 29, 2024)

10.19*
Letter Agreement, by and between LivePerson and Alex Kroman, dated as of August 9, 2023 (incorporated by reference to Exhibit 10.28 to LivePerson’s Annual Report on Form 10-K/A for the year ended December 31, 2023 and filed on April 29, 2024)

10.20*
Separation and Release of Claims Agreement, by and between LivePerson and Robert P. LoCascio, dated as of January 31, 2024 (incorporated by reference to Exhibit 10.29 to LivePerson’s Annual Report on Form 10-K/A for the year ended December 31, 2023 and filed on April 29, 2024)

10.21*
Nonstatutory Stock Option Agreement, by and between LivePerson, Inc. and John Sabino, dated as of March 25, 2024 (incorporated by reference to Exhibit 10.21 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

10.22*
Restricted Stock Unit Award Agreement (2-year), by and between LivePerson, Inc. and John Sabino, dated as of March 25, 2024 (incorporated by reference to Exhibit 10.22 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

10.23*
Restricted Stock Unit Award Agreement (4-year), by and between LivePerson, Inc, and John Sabino, dated as of March 25, 2024 (incorporated by reference to Exhibit 10.23 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

10.24*
Cooperation Agreement, by and among the Company and the persons set forth on Exhibit A thereto, dated October 20, 2024 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on October 23, 2024)

19	LivePerson, Inc. Insider Trading and Disclosure Policy (incorporated by reference to Exhibit 19 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to LivePerson’s Annual Report on Form 10-K filed on March 4, 2024)

23.1	Consent of BDO USA, P.C., an Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

24.1	Power of Attorney, pursuant to which amendments to this report may be filed (included on the signature page contained in Part IV of the Original Form 10-K)

31.1
Certification by principal executive officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

31.2
Certification by principal financial officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

31.3+	Certification by principal executive officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4 +	Certification by principal financial officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

32.2**
Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

97.1	LivePerson, Inc. Amended & Restated Omnibus Clawback Policy (incorporated by reference to Exhibit 97.1 to LivePerson’s Annual Report on Form 10-K filed on March 4, 2024)

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL)

* Management contract or compensatory plan or arrangement
+ Filed herewith.
**    The certifications furnished as Exhibit 32.1 and Exhibit 32.2 accompany the Original Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2025.

LIVEPERSON, INC.

By:	/s/ John Sabino
Name:	John Sabino

Title:	Chief Executive Officer
(Principal Executive Officer)