Form 10-Q
period 2025-03-31
LIVEPERSON INC
filed 2025-05-08
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On May 2, 2025, 93,849,817 shares of the registrant’s common stock were outstanding.

LIVEPERSON, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q about LivePerson, Inc. (“LivePerson,” the “Company,” “we,” “our” or “us”) that are not historical facts are forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about LivePerson and our industry. Our expectations, assumptions, estimates and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, assumptions, estimates and projections will be realized. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition (including statements regarding expectations for retention rates, customer attrition and revenue and other statements based on examinations of historical operating trends) and management strategies. Many of these statements are found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects” and variations of such words or similar expressions are intended to identify forward-looking statements. However, not all forward-looking statements contain these words. Forward-looking statements are subject to risks and uncertainties that could cause actual future events or results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2025 in the section entitled Part I, Item 1A., “Risk Factors” and in this Quarterly Report on Form 10-Q in the section entitled Part II, Item 1A., “Risk Factors.” It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We do not undertake any obligation to revise forward-looking statements to reflect future events or circumstances. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements

LIVEPERSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$176,254	$183,237
Accounts receivable, net of allowances of $7,682 and $8,627 as of March 31, 2025 and December 31, 2024, respectively	29,643	28,737
Prepaid expenses and other current assets (Note 1)	15,857	19,250
Total current assets	221,754	231,224
Property and equipment, net (Note 6)	98,316	100,557
Contract acquisition costs, net	32,155	33,559
Intangible assets, net (Note 5)	15,456	15,070
Goodwill, net (Note 5)	223,784	222,554
Deferred tax assets, net	4,425	4,411
Other assets	330	403
Total assets	$596,220	$607,778
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,524	$15,378
Accrued expenses and other current liabilities (Note 7)	57,283	66,582
Deferred revenue (Note 2)	61,395	57,980
Total current liabilities	134,202	139,940
Convertible senior notes (Note 8)	528,858	527,070
Deferred tax liabilities	3,622	3,542
Other liabilities	4,482	4,542
Total liabilities	671,164	675,094
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value - 200,000,000 shares authorized, 96,177,874 and 93,956,738 shares issued, 93,411,801 and 91,190,665 shares outstanding as of March 31, 2025 and December 31, 2024, respectively.	96	94
Treasury stock - 2,766,073 shares at March 31, 2025 and December 31, 2024	(3)	(3)
Additional paid-in capital	940,799	936,047
Accumulated deficit	(1,005,394)	(991,261)
Accumulated other comprehensive loss	(10,442)	(12,193)
Total stockholders’ equity	(74,944)	(67,316)
Total liabilities and stockholders’ equity	$596,220	$607,778

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2025	2024

Revenue	$64,700	$85,149
Costs, expenses and other:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	18,218	24,455
Sales and marketing	23,485	29,230
General and administrative	16,784	21,594
Product development	16,034	24,635
Depreciation and amortization expense	5,818	12,442
Impairment of goodwill	—	3,627
Impairment of intangibles and other assets	—	2,221
Restructuring costs	1,305	3,309
Total costs, expenses and other	81,644	121,513
Loss from operations	(16,944)	(36,364)
Other income, net:
Interest expense	(7,478)	(701)
Interest income	1,457	2,033
Other income (expense), net	8,487	(237)
Total other income, net	2,466	1,095
Loss before (benefit from) provision for income taxes	(14,478)	(35,269)
(Benefit from) provision for income taxes	(345)	362
Net loss	$(14,133)	$(35,631)

Net loss per share of common stock:
Basic	$(0.15)	$(0.40)
Diluted	$(0.24)	$(0.40)
Weighted-average shares used to compute net loss per share:
Basic	91,570,933	88,081,654
Diluted	95,304,938	88,081,654

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2025	2024

Net loss	$(14,133)	$(35,631)
Foreign currency translation adjustment	1,751	(1,698)
Total comprehensive loss	$(12,382)	$(37,329)
    See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2024	93,956,758	$94	(2,766,073)	$(3)	$936,047	$(991,261)	$(12,193)	$(67,316)
Common stock issued upon vesting of restricted stock units	2,221,136	2	—	—	(2)	—	—	—
Stock-based compensation	—	—	—	—	4,754	—	—	4,754
Net loss	—	—	—	—	—	(14,133)	—	(14,133)
Other comprehensive income	—	—	—	—	—	—	1,751	1,751
Balance at March 31, 2025	96,177,894	$96	(2,766,073)	$(3)	$940,799	$(1,005,394)	$(10,442)	$(74,944)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2023	90,603,519	$91	(2,766,073)	$(3)	$913,522	$(856,988)	$(8,484)	$48,138
Common stock issued upon vesting of restricted stock units	432,701	1	—	—	1	—	—	2
Stock-based compensation	—	—	—	—	8,251	—	—	8,251
Common stock issued under Employee Stock Purchase Plan (“ESPP”)	95,603	—	—	—	121	—	—	121
Net loss	—	—	—	—	—	(35,631)	—	(35,631)
Other comprehensive loss	—	—	—	—	—	—	(1,698)	(1,698)
Balance at March 31, 2024	91,131,823	$92	(2,766,073)	$(3)	$921,895	$(892,619)	$(10,182)	$19,183

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024

OPERATING ACTIVITIES:
Net loss	$(14,133)	$(35,631)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	4,709	7,558
Depreciation	5,587	8,225
Reduction of operating lease right-of-use assets	35	653
Amortization of purchased intangible assets and finance leases	231	4,217
Amortization of debt issuance costs and accretion of debt discount	1,788	610
Impairment of goodwill	—	3,627
Impairment of intangibles and other assets	—	2,221
Change in fair value of warrants	(8,824)	—
Interest expense	5,690	91
Allowance for credit losses	416	4,722
Deferred income taxes	78	75
Changes in operating assets and liabilities:
Accounts receivable	(1,205)	5,422
Prepaid expenses and other assets	3,624	5,779
Contract acquisition costs	1,662	(2,370)
Accounts payable, accrued expenses and other current liabilities	(5,944)	(15,101)
Deferred revenue	3,170	10,852
Other liabilities	20	149
Net cash (used in) provided by operating activities	(3,096)	1,099
INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(3,759)	(11,501)
Purchases of intangible assets	(386)	(1,209)
Net cash used in investing activities	(4,145)	(12,710)
FINANCING ACTIVITIES:
Payments on repurchase of convertible senior notes	—	(72,492)
Principal payments for finance leases	(26)	(327)
Proceeds from issuance of common stock in connection with the exercise of options and ESPP	—	122
Net cash used in financing activities	(26)	(72,697)
Effect of foreign exchange rate changes on cash and cash equivalents	284	400
Net decrease in cash and cash equivalents	(6,983)	(83,908)
Cash, cash equivalents and restricted cash - beginning of year	183,237	212,925
Cash, cash equivalents and restricted cash - end of period	$176,254	$129,017

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2025	2024

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$176,254	$127,057
Restricted cash	—	1,960
Total cash, cash equivalents, and restricted cash - end of period	$176,254	$129,017

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net	$330	$451
Cash paid for interest	—	292
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment and intangible assets recorded in accounts payable	$896	$50

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business and Basis of Presentation

LivePerson, Inc. (the “Company”) is a leader in digital customer conversation. Since 1998, LivePerson has enabled meaningful connections between consumers and its customers through digital and artificial intelligence (“AI”)-powered conversations. Our customers’ existing investments in Generative AI and Large Language Models (“LLMs”) are fully compatible with LivePerson’s enterprise-class digital customer conversation platform (the “LivePerson Platform”).

The LivePerson Platform powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, short messaging service, social media and third-party consumer messaging platforms. Brands can also use the LivePerson Platform to connect conversations across voice and digital channels to give customers additional options and ensure their interactions with brands are integrated no matter where they choose to reach out.

The LivePerson Platform enables what the Company calls “the tango” of humans, LivePerson bots, third-party bots and LLMs, in which humans oversee and are assisted by AI and can seamlessly step into conversations as needed. Agents become highly efficient, as they are able to leverage the AI engine (including generative AI capabilities) to surface relevant content, define next-best actions and take over repetitive transactional work so that the agent can focus on relationship building. By integrating customer engagement channels, LivePerson’s proprietary AI, and third-party bots and AI, the LivePerson Platform offers brands a comprehensive approach to scaling automations across customer conversations.

Basis of Presentation

The condensed consolidated financial statements and the financial data and other information disclosed in the notes to the condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements at that date.

Certain information and note disclosures included in the Company’s audited financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as they are not required for interim financial statements pursuant to GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2025.

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

Items subject to such estimates and assumptions include, but are not limited to:
•stock-based compensation expense;
•allowance for credit losses;

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•the period of benefit for deferred contract acquisition costs;
•valuation of goodwill;
•valuation and useful lives of long-lived assets;
•valuation of the cash-settled and share-settled warrants (together, “Warrants”);
•valuation of features embedded in the 2029 Notes (as defined below);
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

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three months ended March 31, 2025.

Prepaid expenses and other current assets

The following table presents the detail of prepaid expenses and other current assets as of the dates presented:

	March 31, 2025	December 31, 2024

	(In thousands)
Prepaid software maintenance	$8,002	$9,868
VAT receivable	2,510	2,452
Other prepaid expenses	2,091	2,910
Other current assets	3,254	4,020
Total prepaid expenses and other current assets	$15,857	$19,250

Leases

The Company has non-cancelable operating and finance leases for its corporate offices and other service agreements. As of March 31, 2025, the Company’s long-term leases are immaterial, with a remaining lease term of less than one year, with an option to extend. The Company uses the non-cancelable lease term when recognizing the right-of-use assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised. The Company’s operating lease costs were $2.4 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively.

Divestitures

In the second quarter of 2024, the Company completed the sale of 100% of the equity in WildHealth to a third party. Pursuant to Accounting Standards Codification (“ASC”) Subtopic 205-20, Presentation of Financial Statements - Discontinued Operations, the divestiture did not meet the criteria for presentation as a discontinued operation. WildHealth was part of the Business segment and was a separate reporting unit. The transaction resulted in a loss of $0.6 million which was recognized and presented separately in Loss (gain) on divestiture on the Company’s consolidated statements of operations for the year ended December 31, 2024. Subsequent to the closing, the Company does not have ongoing involvement or arrangements with WildHealth.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”) which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”) which seeks to expand disclosures about a public entity’s expenses, including more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, sales and marketing, general and administrative, and research and development). The amendments in this update are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. ASU 2024-03 should be applied retrospectively. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

Note 2. Revenue Recognition

The Company’s revenue is generated from hosted service revenues, including platform access, usage and related professional services. Revenues are recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. No single customer accounted for 10% or more of total revenue for the three months ended March 31, 2025 and 2024.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Hosted services	$55,134	$71,495
Professional services	9,566	13,654
Total revenue	$64,700	$85,149

Remaining Performance Obligation

As of March 31, 2025, the aggregate amount of the total transaction price allocated in contracts with original duration of one year or greater to the remaining performance obligations was $221.1 million. As of March 31, 2025, 95% of the Company’s remaining performance obligations are expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of less than one year. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606, Revenue from Contracts with Customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contracts with Multiple Performance Obligations

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

Revenue by Geographic Location

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s revenues attributable to operations by region for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Americas (1)	$41,552	$62,025
EMEA (2)	14,186	14,221
APAC (3)	8,962	8,903
Total revenue	$64,700	$85,149
——————————————
(1)United States, Canada, Latin America and South America (“Americas”)
(2)Europe, the Middle East and Africa (“EMEA”)
(3)Asia-Pacific (“APAC”)

Information about Contract Balances

The Company defers all incremental commission costs incurred to obtain the contract. These contract acquisition costs, which are comprised of sales commissions, have balances at March 31, 2025 and December 31, 2024 of $32.2 million and $33.6 million, respectively. The Company amortizes these costs over the related period of benefit using the customer expected life that the Company determined to be four years, which is consistent with the transfer to the customer of the services to which the asset relates. The Company classifies contract acquisition costs as long-term.

The deferred revenue balance consists of services, which have been invoiced upfront, and are recognized as revenue only when the revenue recognition criteria are met.

In some arrangements, the Company allows customers to pay for access to the LivePerson Platform over the term of the software subscription. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables, anticipated to be invoiced in the next twelve months, are included in Accounts receivable, net of allowances for credit losses on the condensed consolidated balance sheets.

The Company recognized revenue of $27.9 million and $42.5 million for the three months ended March 31, 2025 and 2024, respectively, which was included in the corresponding deferred revenue balance at the beginning of the year.

The Company’s long-term deferred revenues are included in Other liabilities on the condensed consolidated balance sheets. The opening and closing balances of the Company’s contract acquisition costs, net, and deferred revenues are as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Contract Acquisition Costs, Net (Non-current)	Deferred Revenue (Current)	Deferred Revenue (Non-current)

	(In thousands)
Balance as of December 31, 2023	$37,354	$81,858	$183
(Decrease) increase, net	(3,795)	(23,878)	140
Balance as of December 31, 2024	$33,559	$57,980	$323
(Decrease) increase, net	(1,404)	3,415	(141)
Balance as of March 31, 2025	$32,155	$61,395	$182

The changes in deferred revenue during both periods presented were primarily driven by changes in customer renewal patterns and contract structures, including the timing of renewals and shifts in service commitments. Amortization expense in connection with contract acquisition cost was approximately $4.3 million and $4.9 million for the three months ended March 31, 2025 and 2024, respectively.

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of expected credit losses in the Company’s existing accounts receivable, based on both specific and general reserves. The Company maintains general reserves on a collective basis by considering factors such as historical experience, creditworthiness, the age of the trade receivable balances, and current economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The activity in the allowance for credit losses as of the dates presented is as follows:

	March 31, 2025	December 31, 2024

	(In thousands)
Balance, beginning of year	$8,627	$9,290
Additions charged to costs and expenses	416	14,959
Deductions/write-offs	(1,361)	(15,622)
Balance, end of period	$7,682	$8,627

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, stock options, restricted stock units, 0.750% Convertible Senior Notes due 2024 (the “2024 Notes”), and 0% Convertible Senior Notes due 2026 (the “2026 Notes”) are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share when including them has an anti-dilutive effect. The Company uses the treasury stock method for stock options, restricted stock units, and share-settled warrants, and uses the if-converted method for convertible debt. As the average market price of the Company’s common stock is below the conversion price of the Company’s 2026 Notes, the impact of conversion is anti-dilutive. See Note 8 – Convertible Senior Notes, Capped Call Transactions and Warrants for additional information about the 2026 Notes and First Lien Convertible Senior Notes due 2029 (the “2029 Notes” and together with the 2024 Notes and the 2026 Notes, the “Notes”).
The following table presents shares used in calculating basic and diluted net loss per share for the three months ended March 31, 2025 and 2024, as follows:

	Three Months Ended March 31,
	2025	2024

	(In thousands, except per share amounts)
Numerator:
Net loss available to shareholders for basic net loss per share	$(14,133)	$(35,631)
Gain on change in fair value of warrants	(8,824)	—
Net loss available to shareholders for diluted net loss per share	(22,957)	(35,631)

Denominator:
Weighted average number of shares outstanding used to compute basic net loss per share	91,570,933	88,081,654
Impact of potential exercise of warrants	3,734,005	—
Weighted average number of shares outstanding used to compute diluted net loss per share	95,304,938	88,081,654

Net loss per share:
Basic	$(0.15)	$(0.40)
Diluted	$(0.24)	$(0.40)

The securities listed below were excluded from the computation of diluted net loss per share for all periods presented, as their effect would have been anti-dilutive:

	As of March 31,
	2025	2024
Shares subject to outstanding common stock options and employee stock purchase plan	2,617,261	3,251,520
Restricted stock units	10,802,694	8,052,908
2024 Notes	—	1,231,597
2026 Notes	4,801,593	6,879,283
Total	18,221,548	19,415,308

Note 4. Segment Information

The Company accounts for its segment information in accordance with the provisions of ASC 280-10, Segment Reporting. ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, evaluates performance, makes operating decisions, and allocates resources based on the financial information presented on a consolidated basis using net loss. Expenses are reviewed by the nature of the cost (Cost of revenue, Sales and marketing, General and administrative and Product development), consistent with the Company’s presentation on its condensed consolidated statements of operations. There are no segment managers who are held accountable by the CODM, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, management has determined that the Company operates as one operating and reportable segment. The Company identifies net loss as its required measure of segment operating profit or loss. Significant expenses within loss from operations, as well as within net loss are separately presented on the Company’s condensed consolidated statements of operations. Other segment items within net loss include Interest expense, Interest income, Other income (expense), net, and (Benefit from) provision for income taxes.

Geographic Information

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s long-lived assets by geographic region as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

	(In thousands)
United States	$314,349	$316,975
Germany	31,060	29,925
Australia	10,752	10,830
Netherlands	5,047	5,036
Other (1)	13,258	13,788
Total long-lived assets	$374,466	$376,554
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

The changes in the carrying amount of goodwill as of March 31, 2025 and December 31, 2024 are as follows:

Goodwill, net

(In thousands)
Balance as of December 31, 2024 (1)	$222,554
Foreign exchange adjustment	1,230
Balance as of March 31, 2025 (1)	$223,784

(1) As of March 31, 2025 and December 31, 2024, the accumulated impairment balance was $72.4 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

There were no impairments of goodwill during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company recorded a non-cash impairment charge of $3.6 million in the condensed consolidated statements of operations, to recognize a full impairment of goodwill associated with its WildHealth reporting unit, which was sold in 2024.

Intangible Assets, Net

Intangible assets, net are summarized as follows:

	March 31,	December 31,
	2025	2024

	(In thousands)
Patents:
Gross carrying amount	$18,161	$17,609
Accumulated amortization	(2,705)	(2,539)
Net carrying amount	$15,456	$15,070
Weighted average amortization period	13.8 years	12.7 years
Amortization expense is recognized over the estimated useful life of the asset. Aggregate amortization expense for intangible assets and finance leases, net was $0.2 million and $4.2 million for the three months ended March 31, 2025 and 2024, respectively.

There were no impairments of intangible assets during the three months ended March 31, 2025. As a result of the impairment test in the first quarter of 2024, the Company recognized a non-cash impairment charge of $2.2 million included in Impairment of intangibles and other assets in the condensed consolidated statements of operations, related to intangible assets associated with its WildHealth reporting unit, which was sold in 2024.

As of March 31, 2025, estimated annual amortization expense for the next five years and thereafter is as follows:

Estimated Amortization Expense
(In thousands)
Remainder of 2025	$510
2026	613
2027	580
2028	579
2029	563
Thereafter	12,611
Total	$15,456

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

	Useful life	March 31, 2025	December 31, 2024

	(In years)	(In thousands)
Computer equipment and software	3 to 5	$135,475	$134,647
Internal-use software development costs	5	180,065	176,725
Finance lease right-of-use assets	2	—	62
Furniture, equipment and building improvements	The lesser of 5 or estimated useful life	238	234
Property and equipment, at cost		315,778	311,668
Less: accumulated depreciation		(217,462)	(211,111)
Property and equipment, net		$98,316	$100,557
Depreciation and amortization expense of property and equipment was $5.6 million and $8.2 million during the three months ended March 31, 2025 and 2024, respectively. There were no impairments of property and equipment during the three months ended March 31, 2025 and 2024.

Expenditures for routine maintenance and repairs are charged to operating expense as incurred. Major renewals and improvements are capitalized and depreciated over their estimated useful lives.

Note 7. Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities as of the dates presented:

	March 31, 2025	December 31, 2024

	(In thousands)
Professional services and consulting and other vendor fees	$27,557	$30,302
Payroll and other employee-related costs	9,397	10,061
Warrants liability (Note 9)	8,674	17,498
Accrued interest	6,688	998
Restructuring (Note 12)	1,206	3,028
Non-income tax	559	644
Sales commissions	1,882	2,207
Other	1,320	1,844
Total accrued expenses and other current liabilities	$57,283	$66,582

Note 8. Convertible Senior Notes, Capped Call Transactions and Warrants

Convertible Senior Notes due 2024 and Capped Calls

In March 2019, the Company issued $230.0 million aggregate principal amount of its 2024 Notes in a private placement. Interest on the 2024 Notes was payable semi-annually in arrears on March 1 and September 1 of each year.

On March 21, 2023, the Company entered into individual privately negotiated transactions (the “Note Repurchase Agreements”) with certain holders of its 2024 Notes, pursuant to which the Company agreed to pay an aggregate of $149.7 million in cash for the repurchase of $157.5 million in aggregate principal amount of the 2024 Notes (the “Note

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Repurchases”). Upon completion of the Note Repurchases, the aggregate principal amount of the 2024 Notes was reduced by $157.5 million to $72.5 million and the carrying amount of the 2024 Notes reduced by $228.3 million to $72.0 million. A corresponding portion of the 2024 capped calls were terminated in connection following the Note Repurchases as required by their terms for minimal consideration.

The remaining 2024 Notes matured on March 1, 2024, on which date the Company repaid in full the outstanding $72.5 million in aggregate principal amount and the associated 2024 capped calls expired unexercised.

Convertible Senior Notes due 2026 and Capped Calls

In December 2020, the Company issued $517.5 million aggregate principal amount of its 2026 Notes in a private placement, of which $361.2 million aggregate principal amount was outstanding as of March 31, 2025. The 2026 Notes are senior unsecured obligations of the Company.

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

During the three months ended March 31, 2025, the conditions allowing holders of the 2026 Notes to convert were not met.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The 2026 Notes were classified as long-term liabilities in the condensed consolidated balance sheets as of March 31, 2025. As of March 31, 2025, the aggregate principal amount of the 2026 Notes was $361.2 million and the carrying amount of the 2026 Notes was $358.8 million. A corresponding portion of the 2026 capped calls were terminated in connection following the transactions as required by their terms for no consideration. The remaining term over which the 2026 Notes’ debt issuance costs will be amortized is 1.7 years at an effective interest rate of 0.40% for the three months ended March 31, 2025.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The 2029 Notes are guaranteed on a senior basis by certain of the Company’s direct and indirect domestic and foreign subsidiaries and secured by first priority security interests in substantially all of the assets of the Company and such subsidiary guarantors, subject to customary exceptions. The indenture governing the 2029 Notes contains affirmative and negative covenants and events of default customary for senior secured notes issued in connection with similar transactions. The negative covenants include limitations on asset sales, the incurrence of debt, preferred stock and liens, fundamental changes, investments, dividends and other payment restrictions affecting subsidiaries, restricted payments and transactions with affiliates. Among other things, these covenants generally prohibit the payment of cash dividends on the Company’s common stock. The indenture governing the 2029 Notes permits the Company and its subsidiaries to incur, subject to certain requirements, up to $150.0 million of debt that is junior in lien priority and subordinated in right of payment to the 2029 Notes. The indenture governing the 2029 Notes also includes a financial covenant that requires the Company at all times to maintain a minimum cash balance of $60.0 million (excluding proceeds of the 2029 Notes). Upon request of the investor, the indenture governing the 2029 Notes requires the Company to enter into a registration rights agreement with respect to the 2029 Notes containing customary terms including demand, shelf and piggyback registration rights. The Company was in compliance with its financial covenants as of March 31, 2025.

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

Holders of the 2029 Notes may convert their 2029 Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2029 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2029 Notes on each applicable trading day as determined by the Company; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the indenture governing the 2029 Notes) per $1,000 principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the product of (x) the quotient of (i) the “conversion amount” (as defined in the Indenture) in respect of $1,000 principal amount of the 2029 Notes on such trading day divided by (ii) 1,000 times (y) the conversion rate for the 2029 Notes on each such trading day; (3) with respect to any 2029 Notes that the Company calls for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (4) upon the occurrence of specified corporate events; or (5) during the period from August 17, 2026 through September 14, 2026, if the aggregate principal amount of 2026 Notes exceeds $60.0 million on August 16, 2026. On or after February 15, 2029, holders may convert all or any portion of their 2029 Notes at any time prior to the close of business on June 13, 2029, regardless of the foregoing circumstances. The 2029 Notes include certain embedded features requiring bifurcation, which did not have material values as of March 31, 2025 due to management’s estimates of the likelihood of triggering events, but that may have value in the future should those estimates change, with any change in fair value recorded in the Company’s condensed consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The 2029 Notes (including all accrued and unpaid interest) are convertible at the option of the holders at certain times into cash based on a daily conversion value calculated on a proportionate basis for each trading day in a 50 trading day observation period, initially corresponding to 13.2933 shares of the Company’s common stock per $1,000 principal amount of 2029 Notes. The Company is not required to deliver its common stock upon conversion under any circumstances. The conversion rate for the 2029 Notes is subject to adjustment if certain events occur and contains customary anti-dilution protections. During the three months ended March 31, 2025, the conditions allowing holders of the 2029 Notes to convert were not met.

The 2029 Notes, including the Delayed Draw Notes, are accounted for as a single liability, and the combined carrying amount is $170.1 million as of March 31, 2025, consisting of principal of $207.1 million, net of unamortized issuance costs of $7.1 million and debt discount of $30.0 million. The 2029 Notes were classified as long-term liabilities in the condensed consolidated balance sheets as of March 31, 2025. The remaining term over which the 2029 Notes’ debt issuance costs will be amortized is 4.2 years at an effective interest rate of 19.18% for the 2029 Notes and 13.25% for the Delayed Draw Notes as of March 31, 2025.

Unamortized debt issuance costs incurred in connection with securing the Company’s financing arrangements are presented in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. All deferred financing costs are amortized to interest expense. The net carrying amount of the liability component of the Notes as of March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025			December 31, 2024
	2026 Notes	2029 Notes	Total	2026 Notes	2029 Notes	Total
	(In thousands)			(In thousands)
Principal	$361,204	$207,125	$568,329	$361,204	$207,125	$568,329
Unamortized debt discount	—	(29,981)	(29,981)	—	(31,137)	(31,137)
Unamortized issuance costs	(2,398)	(7,092)	(9,490)	(2,757)	(7,365)	(10,122)
Total net carrying value	358,806	170,052	528,858	358,447	168,623	527,070
Long-term debt, net	$358,806	$170,052	$528,858	$358,447	$168,623	$527,070

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Contractual interest expense	$5,690	$91
Amortization of debt issuance costs	631	610
Amortization of debt discount	1,157	—
Total interest expense	$7,478	$701

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Warrants contain customary anti-dilution protections. The triggers for the anti-dilution adjustments include (a) subdivision, combination or reclassification of the outstanding shares of common stock into a greater or smaller number of shares, (b) certain below market issuances of common stock, (c) certain issuances of common stock at a price that is less than the strike price of the Warrant, (d) certain issuances of a dividend or distribution to all holders of common stock, (e) an above market tender offer or exchange offer by the Company for common stock. Pursuant to the anti-dilution terms of the Warrants, the aggregate notional amount of the Warrants increased to 13,225,212 shares as of March 31, 2025.

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

The Warrants were classified as current liabilities under ASC 480, Distinguishing Liabilities from Equity, in the Company’s condensed consolidated balance sheets and recorded at fair value of $5.3 million at the issuance date with subsequent changes in fair value recorded in the Company’s condensed consolidated statements of operations. As of March 31, 2025, the Warrants had a fair value of $8.7 million. For the three months ended March 31, 2025, a gain of $8.8 million for the change in fair value was recorded in Other income (expense), net, in the Company’s condensed consolidated statements of operations.

Note 9. Fair Value Measurements

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets and Liabilities

The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2025 and December 31, 2024, are summarized as follows:

	March 31, 2025
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets
Cash equivalents - money market funds	$99,324	$—	$—	$99,324
Total assets	$99,324	$—	$—	$99,324
Liabilities:
Warrants liability	$—	$—	$8,674	$8,674
Total liabilities	$—	$—	$8,674	$8,674

	December 31, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Cash equivalents - money market funds	$105,772	$—	$—	$105,772
Total assets	$105,772	$—	$—	$105,772
Liabilities:
Warrants liability	$—	$—	$17,498	$17,498
Total liabilities	$—	$—	$17,498	$17,498

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The estimated fair value of outstanding balances of the Notes as of the dates presented are as follows:

	Level of Hierarchy	Fair Value	Principal Balance	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Value

		(In thousands)
March 31, 2025
2026 Notes	2	$141,050	$361,204	$—	$(2,398)	$358,806
2029 Notes	3	$181,060	$207,125	$(29,981)	$(7,092)	$170,052
December 31, 2024
2026 Notes	2	$164,348	$361,204	$—	$(2,757)	$358,447
2029 Notes	3	$180,360	$207,125	$(31,137)	$(7,365)	$168,623

Management determined the fair value of 2026 Notes by using Level 2 inputs based on observable market prices for similar instruments. Management determined the fair value of the 2029 Notes and Delayed Draw Notes as of March 31, 2025 by using Level 3 inputs, including the yield of 17.00%, risk-free rate of 3.93%, and credit spread of 13.24%. A change in those inputs to a different amount might result in a significantly higher or lower fair value measurement.

Warrants
The Company recorded the fair value of the Warrants upon issuance using the Black-Scholes valuation model and is required to revalue these Warrants at each reporting date with any changes in fair value recorded on the Company’s condensed consolidated statements of operations. The valuation of the Warrants was classified as Level 3 within the fair value hierarchy and is influenced by the fair value of the underlying, or notional amount of, common stock of the Company. A summary of the Black-Scholes pricing model assumptions used to record the fair value of the Warrants as of March 31, 2025 is as follows:

Stock price	$0.80
Risk free rate	4.19%
Expected life (in years)	9.18
Expected volatility	78.00%

Any significant changes in the inputs may result in significantly higher or lower fair value measurements. Refer to Note 8 – Convertible Senior Notes, Capped Call Transactions and Warrants for additional information.

The changes in fair value of the Level 3 Warrants of the dates presented are as follows:

	March 31, 2025	December 31, 2024

Balance, beginning of year	$17,498	$—
Issuance of Warrants	—	5,266
Change in the fair value of Warrants	(8,824)	12,232
Balance, end of period	$8,674	$17,498

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Commitments and Contingencies

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company’s 401(k) policy is a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. The match is immediately vested. Salaries and related expenses include $0.7 million and $1.1 million of employer matching contributions for the three months ended March 31, 2025 and 2024, respectively.

Letters of Credit

As of March 31, 2025, the Company had letters of credit totaling $0.5 million outstanding as a security deposit for the due performance by the Company of the terms and conditions of a supply contract.

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

The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2025 and December 31, 2024.

Note 11. Stockholders’ Equity

Stock-Based Compensation

The Company’s stock-based compensation generally includes stock options, restricted stock units (“RSUs”), performance-vesting restricted stock units (“PRSUs”), and purchases under the Company’s 2019 Employee Stock Purchase Plan (the “ESPP”). Stock-based compensation expense related to RSUs is based on the market value of the underlying stock on the date of grant and the related expense is recognized ratably over the requisite service period. The stock-based compensation expense related to PRSUs is estimated at the grant date based on the expectation that performance goals will be achieved at the stated target level. The amount of compensation cost recognized depends on the relative satisfaction of the performance condition based on performance to date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Incentive Plans

The Company’s 2019 Stock Incentive Plan became effective on April 11, 2019. The 2019 Stock Incentive Plan, as amended and restated, allows the Company’s employees and directors to participate in the Company’s future performance through grants of stock-based awards of stock options and RSUs at the discretion of the board of directors. The number of shares authorized for issuance under the 2019 Stock Incentive Plan as of March 31, 2025 was 46,967,744 shares in the aggregate. Options to acquire common stock granted under the 2019 Stock Incentive Plan have ten-year terms. As of March 31, 2025, 3,679,580 shares of common stock remained available for issuance (taking into account all stock option exercises and other equity award settlements through March 31, 2025).

Employee Stock Purchase Plan

The number of shares authorized for issuance under the ESPP as of March 31, 2025, was 4,500,000 shares. As of March 31, 2025, 3,206,766 shares of common stock remained available for issuance under the ESPP (taking into account all share purchases through March 31, 2025).

Inducement Plan

There are 15,412,342 shares of common stock authorized and reserved for issuance under the Inducement Plan. As of March 31, 2025, 647,750 shares of common stock remained available for issuance under the Inducement Plan (taking into account all option exercises and other equity award settlements through March 31, 2025).

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

Stock Option Activity

The following table is a summary of the Company’s stock option activity and weighted average exercise prices for the three months ended March 31, 2025:

	Stock Option Activity		Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
	Options (In thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2024	2,663	$22.93	3.95	$7
Granted	—	—
Exercised	—	—
Cancelled or expired	(46)	19.08
Balance outstanding at March 31, 2025	2,617	14.95	5.66	2
Options vested and expected to vest	701	4.33	8.74	—
Options exercisable at March 31, 2025	1,532	$23.07	3.45	$2

The total fair value of stock options exercised during the three months ended March 31, 2025 and 2024 was immaterial. As of March 31, 2025, there was $0.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.2 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Stock Unit and Performance-Vesting Restricted Stock Unit Activity

The following table is a summary of the Company’s RSU and PRSU activity and weighted average grant date fair value for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value

	(In thousands)	(Per share)	(In thousands)
Balance outstanding at December 31, 2024	12,522	$2.03
Awarded	618	1.25
Vested	(2,221)	1.76
Forfeited	(116)	9.81
Non-vested and outstanding at March 31, 2025	10,803	1.86	8,632
Expected to vest	8,520	$2.00	$6,808
RSUs granted to employees generally vest over a one- to four-year period, or upon achievement of certain performance conditions. As of March 31, 2025, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs and PRSUs was $13.0 million and the weighted-average remaining vesting period was 1.32 years.

PRSUs granted are generally subject to both a service-based vesting condition and a performance-based vesting condition. PRSUs will vest upon the achievement of specified performance targets and subject to continued service through the applicable vesting dates. The associated compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. There were no PRSUs granted during the three months ended March 31, 2025, and PRSUs granted during the three months ended March 31, 2024 were immaterial.

Total stock-based compensation costs included in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Cost of revenue	$186	$343
Sales and marketing	1,378	2,455
General and administrative	1,773	1,798
Product development	1,372	2,962
Total	$4,709	$7,558

Note 12. Restructuring

LivePerson maintains restructuring initiatives to realign the Company’s cost structure with its current business model. In connection with the restructuring initiatives, the Company recognized restructuring costs of $1.3 million and $3.3 million during the three months ended March 31, 2025 and 2024, respectively, which is included in restructuring costs in the accompanying condensed consolidated statements of operations. Such costs primarily include severance and other compensation costs as well as IT infrastructure contract termination costs. The restructuring activities were considered to be substantially completed as of March 31, 2025.
The following table presents the detail of the liability for the Company’s restructuring charges, which is included within Accrued expenses and other current liabilities within the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2025	December 31, 2024
	(In thousands)
Balance, beginning of the year	$3,028	$2,076
IT contract termination costs	—	(1,217)
Severance and other associated costs	1,305	12,356
Cash payments	(3,127)	(10,187)
Balance, end of period	$1,206	$3,028

The following table presents the detail of expenses for the Company’s restructuring charges for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
IT contract termination costs	$—	$715
Severance and other associated costs	1,305	2,594
Total restructuring costs	$1,305	$3,309

Note 13. Legal Matters

Stockholder Litigation

In December 2023, a putative stockholder class action entitled Damri v. LivePerson, Inc., No. 1:23-cv-10517, was filed under the federal securities laws against the Company, its former Chief Executive Officer, and its Chief Financial Officer in the United States District Court for the Southern District of New York. The complaint alleges that the Company’s Form 10-Q filings and forecasts for the first, second, and third quarters of fiscal year 2022 were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, based on the Company’s later disclosures and report on Form 10-K on March 16, 2023. On May 31, 2024, the plaintiff filed an amended complaint. The Company moved to dismiss the amended complaint in August 2024. On March 19, 2025, the court granted the Company’s motion and dismissed the action with prejudice. On April 17, 2025, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The appeal remains pending. A parallel litigation on behalf of stockholders who purchased their shares on the Tel Aviv Stock Exchange, entitled Weissbrod v. LivePerson, Inc., is pending in the Tel Aviv District Court in Israel, but has been stayed pending further developments in the Damri case.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 14. Income Taxes

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

For the three months ended March 31, 2025, the Company recorded a tax benefit of $0.3 million. This consists of a tax provision on operating earnings of non-US subsidiaries, a tax benefit on an increase in tax receivables, and interest accrual on unrecognized tax benefits in Israel.

The Company had a valuation allowance on certain deferred tax assets for the year ended December 31, 2024 of $234.6 million. Inherent in the Company’s 2025 annual effective tax rate is an estimated increase in the valuation allowance of $27.1 million, all of which would be recorded as an expense. During 2024, an increase in the valuation allowance in the amount of $23.4 million was recorded as an expense.

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

Key Metrics and Current Trends

Average Annual Revenue Per Enterprise and Mid-market Customer (“ARPC”) and revenue retention are currently the key performance metrics our management uses to assess the health and trajectory of the Company. These metrics should be viewed independently of revenue, deferred revenue and remaining performance obligations. ARPC increased to approximately $640,000 for the trailing twelve months ended March 31, 2025, as compared to approximately $625,000 for the trailing twelve months ended March 31, 2024. Revenue retention for our enterprise and mid-market customers on the LivePerson Platform, which represents the trailing twelve month change in total revenue from existing customers after upsells, downsells and attrition, was approximately 80% in the first quarter of 2025, below our target range of 105% to 115% and below the comparable period in 2024.
While our expectations for retention rates continue to improve, we see heightened risk for the remainder of the current renewal cycle with customers who were likely making their renewal decisions before we installed our new customer success motion. The last set of customers we have identified in this risk category has renewal dates in the first half of 2025. As a result, we currently expect short-term attrition to continue through the first half of 2025 and revenue to decline sequentially as a consequence, with a transition toward positive net new annual recurring revenue expected in the second half of 2025.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2025, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Comparison of the Three Months Ended March 31, 2025 and March 31, 2024

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(Dollar in thousands)
Revenue	$64,700	$85,149	$(20,449)	(24)%

Revenue decreased by 24% to $64.7 million for the three months ended March 31, 2025 from $85.1 million for the comparable period in 2024. This decrease in revenue is due to a decrease in hosted services of $16.4 million primarily driven by customer cancellations and downsells and a decrease in professional services of $4.1 million. Included in hosted services is a decrease of $5.4 million in revenue that is variable based on interactions and usage for the three months ended March 31, 2025.

Cost of Revenue (exclusive of depreciation and amortization shown separately below)

Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(Dollar in thousands)
Cost of revenue	$18,218	$24,455	$(6,237)	(26)%
Percentage of total revenue	28%	29%
Headcount (at period end)	179	229		(22)%

Cost of revenue decreased by 26% to $18.2 million for the three months ended March 31, 2025 from $24.5 million for the comparable period in 2024. This decrease in expense is primarily attributable to a decrease in business services and outsourced contracted labor of $3.1 million, a decrease in salary and employee-related expenses of $2.2 million due to attrition from prior periods, and a decrease in software and hosting expenses of $0.7 million.

Sales and Marketing

Sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2025	2024	Change	% Change

	(Dollar in thousands)
Sales and marketing	$23,485	$29,230	$(5,745)	(20)%
Percentage of total revenue	36%	34%
Headcount (at period end)	229	287		(20)%

Sales and marketing expenses decreased by 20% to $23.5 million for the three months ended March 31, 2025 from $29.2 million for the comparable period in 2024. This decrease was primarily attributable to a decrease in salary and employee-related expenses of $3.6 million due to attrition from prior periods, a decrease in business services and outsourced contracted labor of $1.3 million, and a decrease in software and hosting expenses of $0.9 million.

General and Administrative

Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(Dollar in thousands)
General and administrative	$16,784	$21,594	$(4,810)	(22)%
Percentage of total revenue	26%	25%
Headcount (at period end)	137	143		(4)%

General and administrative expenses decreased by 22% to $16.8 million for the three months ended March 31, 2025 from $21.6 million for the comparable period in 2024. This decrease is primarily due to a $4.3 million reduction in bad debt expense and a divestiture-related working capital adjustment of $1.8 million in the first quarter of 2024, partially offset by an increase in legal and other consulting costs of $1.4 million.

Product Development

Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(Dollar in thousands)
Product development	$16,034	$24,635	$(8,601)	(35)%
Percentage of total revenue	25%	29%
Headcount (at period end)	351	468		(25)%

Product development costs decreased by 35% to $16.0 million for the three months ended March 31, 2025 from $24.6 million for the comparable period in 2024. This decrease is primarily attributable to a decrease in business services and outsourced contracted labor of $2.7 million, a decrease in salary and employee-related expenses of $2.3 million due to attrition from prior periods, a decrease in software and hosting expenses of $1.6 million, and a decrease in stock compensation expense of $1.6 million.

We continued to make investments in public cloud migration, and in enhancing and expanding new features of the LivePerson Platform. During the three months ended March 31, 2025 and 2024, $3.3 million and $5.7 million was capitalized, respectively.

Depreciation and Amortization Expense

Our depreciation and amortization expense relates to depreciation and amortization of our property and equipment and to amortization of our intangible assets and finance leases.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(Dollar in thousands)
Depreciation and amortization expense	$5,818	$12,442	$(6,624)	(53)%
Percentage of total revenue	9%	15%

Total depreciation and amortization expense decreased by 53% to $5.8 million for the three months ended March 31, 2025 from $12.4 million for the comparable period in 2024. The decrease was primarily driven by the lower intangible asset balance due to impairments during 2024, which drove a reduction in amortization of $4.0 million, in addition to a reduction in depreciation of $2.6 million primarily related to a lower internal-use software development balance due to impairments during 2024.

Impairment of Goodwill

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(Dollar in thousands)
Impairment of goodwill	$—	$3,627	$(3,627)	(100)%
Percentage of total revenue	—%	4%

There were no impairment charges for the three months ended March 31, 2025. The impairment charge during the comparable period was attributable to goodwill associated with our WildHealth reporting unit, which was fully divested in 2024.

Impairment of Intangibles and Other Assets

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(Dollar in thousands)
Impairment of intangibles and other assets	$—	$2,221	$(2,221)	(100)%
Percentage of total revenue	—%	3%

There were no impairment charges related to intangibles and other assets during the three months ended March 31, 2025. The impairment charge during the comparable period in 2024 was attributable to intangible assets associated with our WildHealth reporting unit, which was fully divested in 2024.

Restructuring Costs

We maintain restructuring initiatives to realign our cost structure with our current business model, in which we have flattened the organization to align to more efficient sales and service support. While the Company’s restructuring efforts are ongoing, the 2024 restructuring activities were considered to be substantially completed as of December 31, 2024.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(Dollar in thousands)
Restructuring costs	$1,305	$3,309	$(2,004)	(61)%
Percentage of total revenue	2%	4%

Restructuring costs decreased by 61% to $1.3 million for the three months ended March 31, 2025, from $3.3 million for the comparable period in 2024. This decrease is attributable to a $1.3 million decrease in severance and other associated costs due to fewer reductions in our workforce compared to the comparable period, and a $0.7 million decrease in IT infrastructure contract termination costs.

Total Other Income, net

Interest expense represents interest expense from our convertible senior notes, and amortization of debt issuance costs and debt discount. Interest income represents interest earned from cash deposits. Other income (expense), net consists primarily of fair value adjustments for our Warrants and foreign currency gains and losses.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(Dollar in thousands)
Interest expense	$(7,478)	$(701)	$(6,777)	(967)%
Interest income	1,457	2,033	(576)	(28)%
Other income (expense), net	8,487	(237)	8,724	3,681%
Total other income, net	$2,466	$1,095	$1,371	125%

Total other income, net increased by 125% to $2.5 million for the three months ended March 31, 2025 from $1.1 million for the comparable period in 2024. This increase is primarily due to a $8.8 million adjustment to the fair value of our Warrants recorded in other income (expense), net, partially offset by a $6.8 million increase in interest expense on our convertible debt. The remaining amount of total other income, net, is primarily attributable to interest income on our money market accounts, and the impact of currency rate fluctuations.

(Benefit from) Provision for Income Taxes

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(Dollar in thousands)
(Benefit from) provision for income taxes	$(345)	$362	$(707)	(195)%

Benefit from income taxes was $0.3 million for the three months ended March 31, 2025, compared to the provision for income taxes of $0.4 million for the comparable period in 2024. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate, valuation allowance recorded against losses generated in the U.S. and Germany, a tax benefit related to an increase in tax receivables, and changes to unrecognized tax benefits in Israel. The overall tax provision recorded represents tax on non-U.S. earnings in the various jurisdictions in which we operate and the provision for U.S. state and local impacts. The total tax expense associated with non-U.S. jurisdictions is relatively consistent between periods.

Liquidity and Capital Resources

The following describes the Company’s cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(3,096)	$1,099
Net cash used in investing activities	(4,145)	(12,710)
Net cash used in financing activities	$(26)	$(72,697)

As of March 31, 2025, we had approximately $176.3 million in cash and cash equivalents, a decrease of $7.0 million from December 31, 2024. The decrease is primarily attributable to various uses of cash for operating purposes, and purchases of property and equipment, including capitalized software.

Cash Flows from Operating Activities

Net cash used in operating activities was $3.1 million for the three months ended March 31, 2025. Our net loss of $14.1 million includes the effect of non-cash expenses of depreciation and amortization of $5.8 million, stock-based compensation of $4.7 million, interest expense of $5.7 million, and amortization of debt issuance costs and accretion of debt discount of $1.8 million, partially offset by a gain from the change in the fair value of our Warrants of $8.8 million. This was further driven by a decrease in accounts payable, accrued expenses and other current liabilities of $5.9 million, partially offset by a decrease in prepaid expenses and other current assets of $3.6 million, a decrease in contract acquisition costs of $1.7 million, and an increase in deferred revenue of $3.2 million.

Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2024. Our net loss of $35.6 million includes the effect of non-cash expenses related to depreciation of $8.2 million, a net expense in stock-based compensation of $7.6 million, amortization of purchased intangible assets and finance leases of $4.2 million, allowance for credit losses of $4.7 million, a goodwill impairment of $3.6 million and intangible and other assets impairment of $2.2 million. This was further driven by a decrease in accounts payable, accrued expenses and other current liabilities of $15.0 million, an increase in contract acquisition costs of $2.4 million, partially offset by a decrease in accounts receivable of $5.4 million, a decrease in prepaid expenses and other current assets of $5.9 million, an increase in other liabilities of $0.9 million, and an increase in deferred revenue of $10.9 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.1 million for the three months ended March 31, 2025, and was primarily driven by purchases of property and equipment and capitalization of internally developed software. Net cash used in investing activities was $12.7 million for the three months ended March 31, 2024, and was primarily driven by purchases of property and equipment, capitalization of internally developed software and to a lesser extent, purchases of intangible assets.

Cash Flows from Financing Activities

Net cash used in financing activities was less than $0.1 million for the three months ended March 31, 2025. Net cash used in financing activities was $72.7 million for the three months ended March 31, 2024, which was driven primarily by the full repayment of our 2024 Notes.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service and sales and marketing departments, and for the amortization of purchased intangible assets, as well as acquisition costs and non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of March 31, 2025, we had an accumulated deficit of $1,005.4 million.

Our principal sources of liquidity are the net proceeds from the issuance of our convertible senior notes, after deducting purchaser discounts as applicable and debt issuance costs paid by us, and payments received from customers using our products. We anticipate that our current cash and cash equivalents will be sufficient to satisfy our working capital and capital requirements for at least the next 12 months. However, we cannot assure you that we will not require additional funds prior to such time, and we would then seek to sell additional equity or debt securities through public financings, or seek alternative sources of financing. Further, we continue to plan to refinance the remaining balance of the 2026 Notes on or prior to their maturity. If greater than $60.0 million principal amount of 2026 Notes remains outstanding 91 days prior to their maturity date, then the 2029 Notes will immediately become due and payable. We cannot assure you that additional funding will be available on favorable terms, when needed, if at all. If we are unable to obtain any necessary financing, we may be required to further reduce the scope of our planned sales and marketing and product development efforts, which could materially adversely affect our financial condition and operating results. In addition, we may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in or acquire complementary businesses, technologies, services or products.

The indenture governing the 2029 Notes includes a financial covenant that requires the Company to maintain a minimum cash balance of $60 million (excluding the proceeds of the 2029 Notes) at all times. Proceeds of the 2029 Notes may be used only to (i) pay interest, or cash settle, the 2029 Notes, (ii) cash settle the Warrants, (iii) exchange, repurchase, redeem, replace or otherwise refinance 2026 Notes (or refund or replenish cash of the Company or any of its subsidiaries used to do so after May 13, 2024) or (iv) pay or reimburse certain fees, costs and expenses related to the foregoing and the other transactions contemplated by the Exchange and Purchase Agreement as amended or otherwise modified from time to time.

Upon conversion or exercise, the 2029 Notes and cash-settled warrants would be settled for cash. In addition, the 2026 Notes and the 2029 Notes are subject to repurchase at the option of holders if the Company undergoes a “Fundamental Change” (as defined in the indentures governing the 2026 Notes and the 2029 Notes, as applicable), and the 2026 Notes and the 2029 Notes are subject to events of default customary for notes issued in connection with similar transactions, which could result in the acceleration of amounts owed. See Note 8 – Convertible Senior Notes, Capped Call Transactions and Warrants for additional information.

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

Collection Risks

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the three months ended March 31, 2025, our allowance for credit losses decreased by $0.9 million to $7.7 million. During the three months ended March 31, 2024, our allowance for credit losses decreased by $0.1 million to $9.2 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for credit losses on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against the applicable recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for credit losses when accounts previously reserved have been collected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2025. Disclosure controls and procedures ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed and summarized within the time periods specified in the Securities and Exchange Commission’s rules and forms, and ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 13 – Legal Matters, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 14, 2025, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Other than as set forth below, there have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

Our failure to regain compliance with the continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”) could result in a delisting of our common stock.

On May 1, 2025 we received a notification from Nasdaq stating that the closing bid price of our common stock has been less than $1.00 for 30 consecutive trading days. We have 180 calendar days from such notification to regain compliance with the minimum closing bid price requirement by maintaining a closing bid price of at least $1.00 for a minimum of ten consecutive trading days.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by the issuer during the three months ended March 31, 2025.

Purchase of Equity Securities by the Issuer

There were no repurchases of equity securities by the issuer during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended March 31, 2025, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulations S-K.

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

LIVEPERSON, INC.
(Registrant)

Date:	May 8, 2025	By:	/s/ JOHN SABINO
		Name:	John Sabino

		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2025	By:	/s/ JOHN COLLINS
		Name:	John Collins

		Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)