Form 10-Q
period 2025-06-30
LIVEPERSON INC
filed 2025-08-13
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On August 1, 2025, 96,624,957 shares of the registrant’s common stock were outstanding.

LIVEPERSON, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements

LIVEPERSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$161,963	$183,237
Accounts receivable, net of allowances of $6,147 and $8,627 as of June 30, 2025 and December 31, 2024, respectively	23,505	28,737
Prepaid expenses and other current assets (Note 1)	45,331	19,250
Total current assets	230,799	231,224
Property and equipment, net (Note 6)	95,904	100,557
Contract acquisition costs, net	30,296	33,559
Intangible assets, net (Note 5)	15,547	15,070
Goodwill, net (Note 5)	226,669	222,554
Deferred tax assets, net	4,476	4,411
Other assets	523	403
Total assets	$604,214	$607,778
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,903	$15,378
Accrued expenses and other current liabilities (Note 7)	71,554	66,582
Deferred revenue (Note 2)	57,154	57,980
Total current liabilities	140,611	139,940
Convertible senior notes (Note 8)	537,866	527,070
Deferred tax liabilities	3,702	3,542
Other liabilities	4,447	4,542
Total liabilities	686,626	675,094
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value - 200,000,000 shares authorized, 99,375,467 and 93,956,738 shares issued, 96,609,394 and 91,190,665 shares outstanding as of June 30, 2025 and December 31, 2024, respectively.	99	94
Treasury stock - 2,766,073 shares at June 30, 2025 and December 31, 2024	(3)	(3)
Additional paid-in capital	945,524	936,047
Accumulated deficit	(1,021,104)	(991,261)
Accumulated other comprehensive loss	(6,928)	(12,193)
Total stockholders’ equity	(82,412)	(67,316)
Total liabilities and stockholders’ equity	$604,214	$607,778

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$59,600	$79,875	$124,300	$165,024
Costs, expenses and other:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	18,038	16,432	36,256	40,887
Sales and marketing	19,888	25,733	43,373	54,963
General and administrative	7,945	24,415	24,729	46,009
Product development	13,843	19,674	29,877	44,309
Depreciation and amortization expense	5,758	11,396	11,576	23,838
Impairment of goodwill	—	—	—	3,627
Impairment of intangibles and other assets	—	8,347	—	10,568
Loss on divestiture	—	558	—	558
Restructuring costs	561	3,119	1,866	6,428
Total costs, expenses and other	66,033	109,674	147,677	231,187
Loss from operations	(6,433)	(29,799)	(23,377)	(66,163)
Other (expense) income, net:
Interest expense	(7,866)	(2,051)	(15,344)	(2,752)
Interest income	1,493	1,214	2,950	3,247
Gain on debt extinguishment	—	73,083	—	73,083
Other (expense) income, net	(2,520)	606	5,967	369
Total other (expense) income, net	(8,893)	72,852	(6,427)	73,947
(Loss) income before provision for income taxes	(15,326)	43,053	(29,804)	7,784
Provision for income taxes	384	1,258	39	1,620
Net (loss) income	$(15,710)	$41,795	$(29,843)	$6,164

Net (loss) income per share of common stock:
Basic	$(0.17)	$0.47	$(0.32)	$0.07
Diluted	$(0.17)	$(0.33)	$(0.37)	$(0.70)
Weighted-average shares used to compute net (loss) income per share:
Basic	94,148,335	88,708,514	92,866,754	88,396,816
Diluted	94,148,335	94,978,234	95,316,548	94,973,001

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net (loss) income	$(15,710)	$41,795	$(29,843)	$6,164
Foreign currency translation adjustment	3,514	(6)	5,265	(1,704)
Total comprehensive (loss) income	$(12,196)	$41,789	$(24,578)	$4,460

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2024	93,956,738	$94	(2,766,073)	$(3)	$936,047	$(991,261)	$(12,193)	$(67,316)
Common stock issued upon vesting of restricted stock units	2,221,156	2	—	—	(2)	—	—	—
Stock-based compensation	—	—	—	—	4,754	—	—	4,754
Net loss	—	—	—	—	—	(14,133)	—	(14,133)
Other comprehensive income	—	—	—	—	—	—	1,751	1,751
Balance at March 31, 2025	96,177,894	$96	(2,766,073)	$(3)	$940,799	$(1,005,394)	$(10,442)	$(74,944)
Common stock issued upon vesting of restricted stock units	2,430,697	2	—	—	(2)	—	—	—
Stock-based compensation	—	—	—	—	4,256	—	—	4,256
Common stock issued under Employee Stock Purchase Plan (“ESPP”)	766,876	1	—	—	471	—	—	472
Net loss	—	—	—	—	—	(15,710)	—	(15,710)
Other comprehensive income	—	—	—	—	—	—	3,514	3,514
Balance at June 30, 2025	99,375,467	$99	(2,766,073)	$(3)	$945,524	$(1,021,104)	$(6,928)	$(82,412)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2023	90,603,519	$91	(2,766,073)	$(3)	$913,522	$(856,988)	$(8,484)	$48,138
Common stock issued upon vesting of restricted stock units	432,701	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	8,251	—	—	8,251
Common stock issued under ESPP	95,603	—	—	—	122	—	—	122
Net loss	—	—	—	—	—	(35,631)	—	(35,631)
Other comprehensive loss	—	—	—	—	—	—	(1,698)	(1,698)
Balance at March 31, 2024	91,131,823	$91	(2,766,073)	$(3)	$921,896	$(892,619)	$(10,182)	$19,183
Common stock issued upon vesting of restricted stock units	536,424	1	—	—	1	—	—	2
Stock-based compensation	—	—	—	—	5,762	—	—	5,762
Common stock issued under ESPP	84,273	—	—	—	55	—	—	55
Activity related to divestiture	—	—	—	—	(185)	—	—	(185)
Net income	—	—	—	—	—	41,795	—	41,795
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Balance at June 30, 2024	91,752,520	$92	(2,766,073)	$(3)	$927,529	$(850,824)	$(10,188)	$66,606

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net (loss) income	$(29,843)	$6,164
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	8,969	13,458
Depreciation	11,165	15,939
Change in operating lease right-of-use assets	(25)	3,886
Amortization of purchased intangible assets and finance leases	411	7,899
Amortization of debt issuance costs and accretion of debt discount	3,727	1,343
Impairment of goodwill	—	3,627
Impairment of intangibles and other assets	—	10,568
Gain on debt extinguishment	—	(73,083)
Change in fair value of warrants	(5,825)	—
Interest expense	7,653	1,681
Allowance for credit losses	(185)	8,928
Loss on divestiture	—	558
Deferred income taxes	165	199
Changes in operating assets and liabilities:
Accounts receivable	5,720	16,247
Prepaid expenses and other assets	(25,345)	8,720
Contract acquisition costs	4,175	7
Accounts payable, accrued expenses and other current liabilities	6,399	(36,946)
Deferred revenue	(2,136)	(2,269)
Other liabilities	203	(3,758)
Net cash used in operating activities	(14,772)	(16,832)
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software	(6,895)	(16,457)
Purchases of intangible assets	(1,052)	(1,259)
Net cash used in investing activities	(7,947)	(17,716)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of options and ESPP	471	180
Principal payments for finance leases	(27)	(353)
Proceeds from issuance of senior notes	—	50,000
Payment of debt issuance costs	—	(4,231)
Payments on repurchase of 2024 convertible senior notes	—	(72,492)
Payments on repurchase of 2026 convertible senior notes	—	(4,901)
Net cash provided by (used in) financing activities	444	(31,797)
Effect of foreign exchange rate changes on cash and cash equivalents	1,001	(623)
Net decrease in cash and cash equivalents	(21,274)	(66,968)
Cash and cash equivalents - beginning of year	183,237	212,925
Cash and cash equivalents - end of period	$161,963	$145,957

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net	$197	$1,203
Cash paid for interest	4,531	292
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment and intangible assets recorded in accounts payable	$539	$154

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

Basis of Presentation

The condensed consolidated financial statements and the financial data and other information disclosed in the notes to the condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position, results of operations, comprehensive (loss) income, and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements at that date.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements reflect the operations of LivePerson and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on previously reported net income or equity.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and six months ended June 30, 2025.

Prepaid expenses and other current assets

The following table presents the detail of prepaid expenses and other current assets as of the dates presented:

	June 30, 2025	December 31, 2024

	(In thousands)
Prepaid software maintenance	$11,726	$9,868
VAT receivable	2,813	2,452
Other prepaid expenses	1,627	2,910
Other current assets	29,165	4,020
Total prepaid expenses and other current assets	$45,331	$19,250

Leases

The Company has non-cancelable operating and finance leases for its corporate offices and other service agreements. As of June 30, 2025, the Company’s leases are immaterial, with a remaining lease term of 0.9 years with an option to extend. The Company uses the non-cancelable lease term when recognizing the right-of-use assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised. The Company’s operating lease costs were $2.5 million and $2.6 million for the three months ended June 30, 2025 and 2024, respectively. The Company’s operating lease costs were $4.9 million and $5.5 million for the six months ended June 30, 2025 and 2024, respectively.

Divestitures

In the second quarter of 2024, the Company completed the sale of 100% of the equity in WildHealth to a third party. Pursuant to Accounting Standards Codification (“ASC”) Subtopic 205-20, Presentation of Financial Statements - Discontinued Operations, the divestiture did not meet the criteria for presentation as a discontinued operation. WildHealth was part of the Business segment and was a separate reporting unit. The transaction resulted in a loss of $0.6 million which was recognized and presented separately in Loss on divestiture on the Company’s consolidated statements of operations for the year ended December 31, 2024. Subsequent to the closing, the Company does not have ongoing involvement or arrangements with WildHealth.

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

Note 2. Revenue Recognition

The Company’s revenue is generated from hosted service revenues, including platform access, usage and related professional services. Revenues are recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. No single customer accounted for 10% or more of total revenue for the three and six months ended June 30, 2025 and 2024.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30, 2025
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Hosted services	$50,321	$67,316	$105,455	$138,811
Professional services	9,279	12,559	18,845	26,213
Total revenue	$59,600	$79,875	$124,300	$165,024

Remaining Performance Obligation

As of June 30, 2025, the aggregate amount of the total transaction price allocated in contracts with original duration of one year or greater to the remaining performance obligations was $197.2 million. As of June 30, 2025, 96% of the Company’s remaining performance obligations are expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of less than one year. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606, Revenue from Contracts with Customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contracts with Multiple Performance Obligations

The Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. Judgment is required to determine the SSP for each distinct performance obligation. The Company determines SSP based on observable prices at which the performance obligations are sold separately. When not directly observable, SSP is estimated using an adjusted market assessment approach, which considers market conditions and other entity-specific factors.

Revenue by Geographic Location

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s revenues attributable to operations by region for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Americas (1)	$38,136	$56,385	$79,688	$118,410
EMEA (2)	12,466	14,559	26,652	28,780
APAC (3)	8,998	8,931	17,960	17,834
Total revenue	$59,600	$79,875	$124,300	$165,024
——————————————
(1)United States, Canada, Latin America and South America (“Americas”)
(2)Europe, the Middle East and Africa (“EMEA”)
(3)Asia-Pacific (“APAC”)

Information about Contract Balances

The Company defers all incremental commission costs incurred to obtain the contract. These contract acquisition costs, which are comprised of sales commissions, have balances at June 30, 2025 and December 31, 2024 of $30.3 million and $33.6 million, respectively. The Company amortizes these costs over the related period of benefit using the customer expected life that the Company determined to be four years, which is consistent with the transfer to the customer of the services to which the asset relates. The Company classifies contract acquisition costs as long-term.

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

The Company recognized revenue of $13.5 million and $39.8 million for the three and six months ended June 30, 2025, respectively, and $22.2 million and $64.7 million for the three and six months ended June 30, 2024, respectively, which was included in the corresponding deferred revenue balance at the beginning of the year.

The Company’s long-term deferred revenues are included in Other liabilities on the condensed consolidated balance sheets. The opening and closing balances of the Company’s contract acquisition costs, net, and deferred revenues are as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Contract Acquisition Costs, Net (Non-current)	Deferred Revenue (Current)	Deferred Revenue (Non-current)

	(In thousands)
Balance as of December 31, 2023	$37,354	$81,858	$183
(Decrease) increase, net	(3,795)	(23,878)	140
Balance as of December 31, 2024	$33,559	$57,980	$323
Decrease, net	(3,263)	(826)	(200)
Balance as of June 30, 2025	$30,296	$57,154	$123

The changes in deferred revenue during both periods presented were primarily driven by changes in customer renewal patterns and contract structures, including the timing of renewals and shifts in service commitments. Amortization expense in connection with contract acquisition cost was $3.8 million and $8.1 million for the three and six months ended June 30, 2025, respectively. Amortization expense in connection with contract acquisition cost was $4.8 million and $9.7 million for the three and six months ended June 30, 2024, respectively.

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

	June 30, 2025	December 31, 2024

	(In thousands)
Balance, beginning of year	$8,627	$9,290
(Reductions) charges to costs and expenses	(185)	14,959
Deductions/write-offs	(2,295)	(15,622)
Balance, end of period	$6,147	$8,627

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, stock options, restricted stock units, 0.750% Convertible Senior Notes due 2024 (the “2024 Notes”), 0% Convertible Senior Notes due 2026 (the “2026 Notes”), and share-settled warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share when including them has an anti-dilutive effect. The Company uses the treasury stock method for stock options, restricted stock units, and share-settled warrants, and uses the if-converted method for convertible debt. As the average market price of the Company’s common stock is below the conversion price of the Company’s 2026 Notes, the impact of conversion is anti-dilutive. See Note 8 – Convertible Senior Notes, Capped Call Transactions and Warrants for additional information about the 2026 Notes and First Lien Convertible Senior Notes due 2029 (the “2029 Notes” and together with the 2024 Notes and the 2026 Notes, the “Notes”).
The following table presents shares used in calculating basic and diluted net loss per share for the three and six months ended June 30, 2025 and 2024, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands, except share and per share amounts)
Numerator:
Net (loss) income available to shareholders for basic net (loss) income per share	$(15,710)	$41,795	$(29,843)	$6,164
Gain on extinguishment of debt	—	(73,083)	—	(73,083)
Gain on change in fair value of warrants	—	—	(5,825)	—
Net loss available to shareholders for diluted net (loss) income per share	$(15,710)	$(31,288)	$(35,668)	$(66,919)

Denominator:
Weighted average number of shares outstanding used to compute basic net (loss) income per share	94,148,335	88,708,514	92,866,754	88,396,816
Conversion option of the 2026 Notes	—	6,269,720	—	6,576,185
Impact of potential exercise of warrants	—	—	2,449,794	—
Weighted average number of shares outstanding used to compute diluted net (loss) income per share	94,148,335	94,978,234	95,316,548	94,973,001

Net (loss) income per share:
Basic	$(0.17)	$0.47	$(0.32)	$0.07
Diluted	$(0.17)	$(0.33)	$(0.37)	$(0.70)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The securities listed below were excluded from the computation of diluted net (loss) income per share for the three and six months ended June 30, 2025 and 2024 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares subject to outstanding common stock options and ESPP	2,510,733	2,880,837	2,510,733	2,880,837
Restricted stock units	11,507,406	8,907,079	11,507,406	8,907,079
Share-settled warrants	10,313,820	9,746,723	—	9,746,723
2024 Notes	—	612,396	—	612,396
2026 Notes	4,801,593	—	4,801,593	—
Total	29,133,552	22,147,035	18,819,732	22,147,035

Note 4. Segment Information

The Company accounts for its segment information in accordance with the provisions of ASC 280-10, Segment Reporting. ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, evaluates performance, makes operating decisions, and allocates resources based on the financial information presented on a consolidated basis using net (loss) income. Expenses are reviewed by the nature of the cost (Cost of revenue, Sales and marketing, General and administrative and Product development), consistent with the Company’s presentation on its condensed consolidated statements of operations. There are no segment managers who are held accountable by the CODM, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, management has determined that the Company operates as one operating and reportable segment. The Company identifies net (loss) income as its required measure of segment operating profit or loss. Significant expenses within loss from operations, as well as within net (loss) income are separately presented on the Company’s condensed consolidated statements of operations. Other segment items within net (loss) income include Interest expense, Interest income, Gain on debt extinguishment, Other (expense) income, net, and Provision for income taxes.

Geographic Information

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s long-lived assets by geographic region as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

	(In thousands)
United States	$310,942	$316,975
Germany	33,795	29,925
Australia	10,777	10,830
Netherlands	5,191	5,036
Other (1)	12,710	13,788
Total long-lived assets	$373,415	$376,554
——————————————
(1)Israel, United Kingdom, Japan, France, Italy, Spain, Canada, and Singapore

Note 5. Goodwill and Intangible Assets, Net

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment at the reporting unit level using either a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The changes in the carrying amount of goodwill as of June 30, 2025 and December 31, 2024 are as follows:

Goodwill, net

(In thousands)
Balance as of December 31, 2024 (1)	$222,554
Foreign exchange adjustment	4,115
Balance as of June 30, 2025 (1)	$226,669

(1) As of June 30, 2025 and December 31, 2024, the accumulated impairment balance was $72.4 million.

There were no impairments of goodwill during the three and six months ended June 30, 2025. During the six months ended June 30, 2024, the Company recorded a non-cash impairment charge of $3.6 million in the condensed consolidated statements of operations, to recognize a full impairment of goodwill associated with its WildHealth reporting unit, which was sold in 2024. There were no other impairments of goodwill during the three and six months ended June 30, 2024.

Intangible Assets, Net

Intangible assets, net are summarized as follows:

	June 30,	December 31,
	2025	2024

	(In thousands)
Patents:
Gross carrying amount	$18,426	$17,609
Accumulated amortization	(2,879)	(2,539)
Net carrying amount	$15,547	$15,070
Weighted average amortization period	13.6 years	12.7 years
Amortization expense is recognized over the estimated useful life of the asset. Aggregate amortization expense for intangible assets and finance leases, net was $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, and $3.7 million and $7.9 million for the three and six months ended June 30, 2024, respectively.

There were no impairments of intangible assets during the three and six months ended June 30, 2025. The Company recognized a non-cash impairment charge of $2.2 million included in Impairment of intangibles and other assets in the condensed consolidated statements of operations during the six months ended June 30, 2024, related to intangible assets associated with its WildHealth reporting unit, which was sold in 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2025, estimated annual amortization expense for the next five years and thereafter is as follows:

Estimated Amortization Expense
(In thousands)
Remainder of 2025	$340
2026	613
2027	580
2028	579
2029	563
Thereafter	12,872
Total	$15,547

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

	Useful life	June 30, 2025	December 31, 2024

	(In years)	(In thousands)
Computer equipment and software	3 to 5	$138,723	$134,647
Internal-use software	5	183,023	176,725
Finance lease right-of-use assets	2	—	62
Furniture, equipment and building improvements	The lesser of 5 or estimated useful life	243	234
Property and equipment, at cost		321,989	311,668
Less: accumulated depreciation		(226,085)	(211,111)
Property and equipment, net		$95,904	$100,557
Depreciation and amortization expense of property and equipment was $5.6 million and $11.2 million during the three and six months ended June 30, 2025, respectively, and $7.7 million and $15.9 million during the three and six months ended June 30, 2024, respectively. There were no impairments of property and equipment during the three and six months ended June 30, 2025. The Company recorded non-cash impairment charges of $8.3 million related to internal-use software during the three and six months ended June 30, 2024. The impairment charges were included in Impairment of intangibles and other assets in the condensed consolidated statements of operations for the three and six months ended June 30, 2024, and pertained to internal-use software that was discontinued and had no future economic benefit.

Expenditures for routine maintenance and repairs are charged to operating expense as incurred. Major renewals and improvements are capitalized and depreciated over their estimated useful lives.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities as of the dates presented:

	June 30, 2025	December 31, 2024

	(In thousands)
Professional services and consulting and other vendor fees	$47,098	$30,302
Payroll and other employee-related costs	7,194	10,061
Warrants liability (Note 9)	11,673	17,498
Accrued interest	1,016	998
Restructuring (Note 12)	1,267	3,028
Non-income tax	280	644
Sales commissions	1,840	2,207
Other	1,186	1,844
Total accrued expenses and other current liabilities	$71,554	$66,582

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

Convertible Senior Notes due 2026 and Capped Calls

In December 2020, the Company issued $517.5 million aggregate principal amount of its 2026 Notes in a private placement, of which $361.2 million aggregate principal amount was outstanding as of June 30, 2025. The 2026 Notes are senior unsecured obligations of the Company.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Holders of the 2026 Notes may convert their 2026 Notes at their option at any time prior to the close of business on the business day immediately preceding August 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2026 Notes on each applicable trading day as determined by the Company; (2) during the five business day period after any five consecutive trading day period (the “2026 Notes measurement period”) in which the “trading price” (as defined in the indenture governing the 2026 Notes) per $1,000 principal amount of 2026 Notes for each trading day of the 2026 Notes measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the 2026 Notes on each such trading day; (3) with respect to any 2026 Notes that the Company calls for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after August 15, 2026, holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.

During the three and six months ended June 30, 2025, the conditions allowing holders of the 2026 Notes to convert were not met.

In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions with certain counterparties (the “2026 capped calls”). The 2026 capped calls each have an initial strike price of approximately $75.23 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 capped calls have initial cap prices of $105.58 per share, subject to certain adjustment events. The 2026 capped calls cover, subject to anti-dilution adjustments, approximately 6.88 million shares of common stock. The 2026 capped calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the 2026 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The 2026 capped calls expire on December 15, 2026, subject to earlier exercise. The 2026 capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the 2026 capped calls are subject to certain specified additional disruption events that may give rise to a termination of the 2026 capped calls, including changes in law, failure to deliver, and hedging disruptions. The 2026 capped calls are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $46.1 million incurred to purchase the 2026 capped calls was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheets in fiscal 2024.

Pursuant to a privately negotiated exchange and purchase agreement (the “Exchange and Purchase Agreement”), on June 3, 2024, the Company exchanged $146.0 million principal amount of the 2026 Notes then held by an investor for $100.0 million principal amount of new 2029 Notes, and the same investor purchased an additional $50.0 million principal amount of the 2029 Notes for cash. In connection with the exchange and purchase, the Company also issued the Warrants to the investor, and the investor agreed to purchase up to $50.0 million of additional 2029 Notes upon the Company’s request and subject to certain conditions (the “Delayed Draw Notes”). As a result of the exchange and purchase transactions, during the second quarter of 2024, the Company recognized a $68.1 million gain on debt extinguishment which represented the difference between the carrying value of the 2026 Notes so exchanged and the collective fair value of the 2029 Notes and the Warrants, net of the cash payment received from the investor. The extinguishment gain was recorded in Gain on debt extinguishment in the condensed consolidated statements of operations in fiscal 2024.

On June 13, 2024, the Company repurchased $10.3 million principal amount of the 2026 Notes for $4.9 million in cash. As a result of the transaction, during the second quarter of 2024, the Company recognized a $5.0 million gain on debt extinguishment, which was recorded in Gain on debt extinguishment in the condensed consolidated statements of operations. In addition, a corresponding portion of the 2026 capped calls were terminated in connection following the transactions in 2024 as required by their terms for no consideration.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The 2026 Notes were classified as long-term liabilities in the condensed consolidated balance sheets as of June 30, 2025. As of June 30, 2025, the aggregate principal amount of the 2026 Notes was $361.2 million and the carrying amount of the 2026 Notes was $359.2 million. The remaining term over which the 2026 Notes’ debt issuance costs will be amortized is 1.4 years at an effective interest rate of 0.40% for the three months ended June 30, 2025.

On August 11, 2025, the Company entered into a privately negotiated exchange agreement (the “Exchange Agreement”) with holders (the “Noteholders”) of approximately $341.1 million aggregate principal amount of the 2026 Notes relating to the exchange (the “Exchange”) of such 2026 Notes held by the Noteholders for (i) an aggregate payment of $45.0 million in cash, (ii) $115.0 million of aggregate principal amount of the Company’s 10.0% Second Lien Senior Subordinated Secured Notes due 2029, (iii) shares of the Company’s common stock, (such shares, the “Common Equity Shares”) and (iv) shares of Series B Fixed Rate Convertible Perpetual Preferred Stock (“Series B Preferred Stock”). The aggregate number of Common Equity Shares and shares of common stock into which the Series B Preferred Stock are convertible (such shares, the “Conversion Shares”), will equal to 39% of the fully diluted Common Stock as of the closing date of the Exchange (the “Closing Date”). The total number of Common Equity Shares, shares of Series B Preferred Stock and Conversion Shares issuable to the Noteholders will be determined on or prior to the Closing Date. The Closing Date is expected to occur prior to September 30, 2025, subject to satisfaction of the closing conditions set forth in the Exchange Agreement, including the absence of a material adverse event, the absence of any default or event of default under the indentures governing the 2026 Notes and the Company’s First Lien Convertible Senior Notes due 2029, the accuracy of the Specified Representations (as defined in the Exchange Agreement) and the payment of all required fees and expenses.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and unpaid PIK interest plus (iii) all accrued and unpaid cash interest. In addition, the Make-Whole Amount will be payable in the event of an acceleration of the 2029 Notes or repurchase triggered by certain asset sales. No sinking fund is provided for the 2029 Notes.

The 2029 Notes are guaranteed on a senior basis by certain of the Company’s direct and indirect domestic and foreign subsidiaries and secured by first priority security interests in substantially all of the assets of the Company and such subsidiary guarantors, subject to customary exceptions. The indenture governing the 2029 Notes contains affirmative and negative covenants and events of default customary for senior secured notes issued in connection with similar transactions. The negative covenants include limitations on asset sales, the incurrence of debt, preferred stock and liens, fundamental changes, investments, dividends and other payment restrictions affecting subsidiaries, restricted payments and transactions with affiliates. Among other things, these covenants generally prohibit the payment of cash dividends on the Company’s common stock. The indenture governing the 2029 Notes permits the Company and its subsidiaries to incur, subject to certain requirements, up to $150.0 million of debt that is junior in lien priority and subordinated in right of payment to the 2029 Notes. The indenture governing the 2029 Notes also includes a financial covenant that requires the Company at all times to maintain a minimum cash balance of $60.0 million (excluding proceeds of the 2029 Notes). Upon request of the investor, the indenture governing the 2029 Notes requires the Company to enter into a registration rights agreement with respect to the 2029 Notes containing customary terms including demand, shelf and piggyback registration rights. The Company was in compliance with its financial covenants as of June 30, 2025.

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

Holders of the 2029 Notes may convert their 2029 Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2029 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2029 Notes on each applicable trading day as determined by the Company; (2) during the five business day period after any five consecutive trading day period (the “ 2029 Notes measurement period”) in which the “trading price” (as defined in the indenture governing the 2029 Notes) per $1,000 principal amount of 2029 Notes for each trading day of the 2029 Notes measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the product of (x) the quotient of (i) the “conversion amount” (as defined in the Indenture) in respect of $1,000 principal amount of the 2029 Notes on such trading day divided by (ii) 1,000 times (y) the conversion rate for the 2029 Notes on each such trading day; (3) with respect to any 2029 Notes that the Company calls for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (4) upon the occurrence of specified corporate events; or (5) during the period from August 17, 2026 through September 14, 2026, if the aggregate principal amount of 2026 Notes exceeds $60.0 million on August 16, 2026. On or after February 15, 2029, holders may convert all or any portion of their 2029 Notes at any time prior to the close of business on June 13, 2029, regardless of the foregoing circumstances. The 2029 Notes include certain embedded features requiring bifurcation, which did not have material values as of June 30, 2025 due to management’s estimates of the likelihood of triggering events, but that may have value in the future should those estimates change, with any change in fair value recorded in the Company’s condensed consolidated statements of operations.

The 2029 Notes (including all accrued and unpaid interest) are convertible at the option of the holders at certain times into cash based on a daily conversion value calculated on a proportionate basis for each trading day in a 50 trading day observation period, initially corresponding to 13.2933 shares of the Company’s common stock per $1,000 principal amount of 2029 Notes. The Company is not required to deliver its common stock upon conversion under any circumstances. The conversion rate for the 2029 Notes is subject to adjustment if certain events occur and contains customary anti-dilution protections. During the three and six months ended June 30, 2025, the conditions allowing holders of the 2029 Notes to convert were not met.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The 2029 Notes, including the Delayed Draw Notes, are accounted for as a single liability, and the combined carrying amount is $178.7 million as of June 30, 2025, consisting of principal of $214.4 million, net of unamortized issuance costs of $6.8 million and debt discount of $28.8 million. The 2029 Notes were classified as long-term liabilities in the condensed consolidated balance sheets as of June 30, 2025. The remaining term over which the 2029 Notes’ debt issuance costs will be amortized is 4.0 years at an effective interest rate of 19.13% for the 2029 Notes (not including the Delayed Draw Notes) and 13.28% for the Delayed Draw Notes as of June 30, 2025.

Unamortized debt issuance costs incurred in connection with securing the Company’s financing arrangements are presented in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. All deferred financing costs are amortized to interest expense. The net carrying amount of the liability component of the Notes as of June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025			December 31, 2024
	2026 Notes	2029 Notes	Total	2026 Notes	2029 Notes	Total
	(In thousands)
Principal	$361,204	$214,374	$575,578	$361,204	$207,125	$568,329
Unamortized debt discount	—	(28,848)	(28,848)	—	(31,137)	(31,137)
Unamortized issuance costs	(2,040)	(6,824)	(8,864)	(2,757)	(7,365)	(10,122)
Carrying value of long-term debt, net	$359,164	$178,702	$537,866	$358,447	$168,623	$527,070

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended June 30,		Six Months Ended
	2025	2024	2025	2024

	(In thousands)
Contractual interest expense	$5,949	$1,591	$11,617	$1,681
Amortization of debt issuance costs	656	531	1,291	1,042
Amortization of debt discount	1,261	301	2,436	301
Total interest expense	$7,866	$2,423	$15,344	$3,024

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

The Warrants contain customary anti-dilution protections. The triggers for the anti-dilution adjustments include (a) subdivision, combination or reclassification of the outstanding shares of common stock into a greater or smaller number of shares, (b) certain below market issuances of common stock, (c) certain issuances of common stock at a price that is less than the strike price of the Warrant, (d) certain issuances of a dividend or distribution to all holders of common stock, (e) an above market tender offer or exchange offer by the Company for common stock. Pursuant to the anti-dilution terms of the Warrants, the aggregate notional amount of the Warrants increased to 13,683,695 shares as of June 30, 2025.

In the event of a “Cash/Public Acquisition” (as defined therein), the Warrants may be automatically exercised, cash settled or expire, depending on the fair market value per share. The Warrants contain a beneficial ownership limitation on the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

investor’s ownership of the Company’s common stock, on a post-exercise basis (aggregating all securities convertible into or exercisable for the Company’s common stock), of 4.99%, subject to increase upon 61 days’ notice by the investor, but not to exceed 9.99%.

The Warrants were classified as current liabilities under ASC 480, Distinguishing Liabilities from Equity, in the Company’s condensed consolidated balance sheets and recorded at fair value of $5.3 million at the issuance date with subsequent changes in fair value recorded in the Company’s condensed consolidated statements of operations. There was no gain or loss recorded during the three and six months ended June 30, 2024, as the fair value of the Warrants as of June 30, 2024 approximated their fair value at the date of issuance. As of June 30, 2025, the Warrants had a fair value of $11.7 million. For the three and six months ended June 30, 2025, a loss of $3.0 million and gain of $5.8 million, respectively, for the change in fair value was recorded in Other (expense) income, net, in the Company’s condensed consolidated statements of operations.

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

Financial Assets and Liabilities

The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2025 and December 31, 2024, are summarized as follows:

	June 30, 2025
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets
Cash equivalents - money market funds	$95,830	$—	$—	$95,830
Total assets	$95,830	$—	$—	$95,830
Liabilities:
Warrants liability	$—	$—	$11,673	$11,673
Total liabilities	$—	$—	$11,673	$11,673

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Cash equivalents - money market funds	$105,772	$—	$—	$105,772
Total assets	$105,772	$—	$—	$105,772
Liabilities:
Warrants liability	$—	$—	$17,498	$17,498
Total liabilities	$—	$—	$17,498	$17,498

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

The estimated fair value of outstanding balances of the Notes as of the dates presented are as follows:

	Level of Hierarchy	Fair Value	Principal Balance	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Value

		(In thousands)
June 30, 2025
2026 Notes	2	$140,508	$361,204	$—	$(2,040)	$359,164
2029 Notes	3	$183,950	$214,374	$(28,848)	$(6,824)	$178,702
December 31, 2024
2026 Notes	2	$164,348	$361,204	$—	$(2,757)	$358,447
2029 Notes	3	$180,360	$207,125	$(31,137)	$(7,365)	$168,623

Management determined the fair value of 2026 Notes by using Level 2 inputs based on observable market prices for the instrument and similar instruments. Management determined the fair value of the 2029 Notes and Delayed Draw Notes as of June 30, 2025 by using Level 3 inputs, including the yield of 17.00%, risk-free rate of 3.73%, and credit spread of 12.82%. A change in those inputs to a different amount might result in a significantly higher or lower fair value measurement.

Warrants
The Company recorded the fair value of the Warrants upon issuance using the Black-Scholes valuation model and is required to revalue these Warrants at each reporting date with any changes in fair value recorded on the Company’s condensed consolidated statements of operations. The valuation of the Warrants was classified as Level 3 within the fair value hierarchy and is influenced by the fair value of the underlying, or notional amount of, common stock of the Company. A summary of the Black-Scholes pricing model assumptions used to record the fair value of the Warrants as of June 30, 2025 is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock price	$1.01
Risk free rate	4.15%
Expected life (in years)	8.93
Expected volatility	79.00%

Any significant changes in the inputs may result in significantly higher or lower fair value measurements. Refer to Note 8 – Convertible Senior Notes, Capped Call Transactions and Warrants for additional information.

The changes in fair value of the Level 3 Warrants of the dates presented are as follows:

	June 30, 2025	December 31, 2024

	(In thousands)
Balance, beginning of year	$17,498	$—
Issuance of Warrants	—	5,266
Change in the fair value of Warrants	(5,825)	12,232
Balance, end of period	$11,673	$17,498
Note 10. Commitments and Contingencies

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company’s 401(k) policy is a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. The match is immediately vested. Salaries and related expenses include $0.5 million and $1.2 million of employer matching contributions for the three and six months ended June 30, 2025, respectively and $0.7 million and $1.8 million of employer matching contributions for the three and six months ended June 30, 2024, respectively.

Letters of Credit

As of June 30, 2025, the Company had letters of credit totaling $0.5 million outstanding as a security deposit for the due performance by the Company of the terms and conditions of a supply contract.

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

The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2025 and December 31, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Stock Incentive Plans

The Company’s 2019 Stock Incentive Plan became effective on April 11, 2019. The 2019 Stock Incentive Plan, as amended and restated, allows the Company’s employees and directors to participate in the Company’s future performance through grants of stock-based awards of stock options and RSUs at the discretion of the board of directors. The number of shares authorized for issuance under the 2019 Stock Incentive Plan as of June 30, 2025 was 52,307,744, inclusive of 5,340,000 shares approved for issuance thereunder by stockholders of the Company at the Company’s annual meeting on June 25, 2025. Options to acquire common stock granted under the 2019 Stock Incentive Plan have ten-year terms. As of June 30, 2025, 686,322 shares of common stock remained available for issuance (taking into account all stock option exercises and other equity award settlements through June 30, 2025).

Employee Stock Purchase Plan

The number of shares authorized for issuance under the ESPP as of June 30, 2025, was 4,500,000 shares. As of June 30, 2025, 2,439,870 shares of common stock remained available for issuance under the ESPP (taking into account all share purchases through June 30, 2025).

Inducement Plan

There are 15,412,342 shares of common stock authorized and reserved for issuance under the Inducement Plan. As of June 30, 2025, 662,791 shares of common stock remained available for issuance under the Inducement Plan (taking into account all option exercises and other equity award settlements through June 30, 2025).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Option Activity

The following table is a summary of the Company’s stock option activity and weighted average exercise prices for the six months ended June 30, 2025:

	Stock Option Activity		Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
	Options (In thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2024	2,663	$22.93	3.95	$7
Cancelled or expired	(152)	16.56
Balance outstanding at June 30, 2025	2,511	14.98	5.55	3
Options vested and expected to vest	2,186	16.95	5.09	3
Options exercisable at June 30, 2025	1,462	$23.90	3.35	$3

The total fair value of stock options exercised during the six months ended June 30, 2025 and 2024 was immaterial. As of June 30, 2025, there was $0.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.1 years.

Restricted Stock Unit and Performance-Vesting Restricted Stock Unit Activity

The following table is a summary of the Company’s RSU and PRSU activity and weighted average grant date fair value for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value

	(In thousands)	(Per share)	(In thousands)
Balance outstanding at December 31, 2024	12,522	$2.03
Awarded	4,071	0.85
Vested	(4,651)	1.76
Forfeited	(435)	4.38
Non-vested and outstanding at June 30, 2025	11,507	1.54	11,622
Expected to vest	9,129	$1.70	$9,220
RSUs granted to employees generally vest over a one- to four-year period, or upon achievement of certain performance conditions. As of June 30, 2025, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs and PRSUs was $11.4 million and the weighted-average remaining vesting period was 1.2 years.

PRSUs granted are generally subject to both a service-based vesting condition and a performance-based vesting condition. PRSUs will vest upon the achievement of specified performance targets and subject to continued service through the applicable vesting dates. The associated compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. There were no PRSUs granted during the three and six months ended June 30, 2025 and 2024, respectively.

Total stock-based compensation costs included in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 are as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Cost of revenue	$203	$288	$389	$631
Sales and marketing	1,059	1,854	2,437	4,309
General and administrative	1,755	2,318	3,528	4,116
Product development	1,243	1,440	2,615	4,402
Total	$4,260	$5,900	$8,969	$13,458

Note 12. Restructuring

LivePerson maintains restructuring initiatives to realign the Company’s cost structure with its current business model. In connection with the restructuring initiatives, the Company recognized restructuring costs of $0.6 million and $1.9 million during the three and six months ended June 30, 2025, respectively, and $3.1 million and $6.4 million during the three and six months ended June 30, 2024, respectively which is included in restructuring costs in the accompanying condensed consolidated statements of operations. Such costs primarily include severance and other compensation costs as well as IT infrastructure contract termination costs. The restructuring activities were considered to be substantially completed as of December 31, 2024.
The following table presents the detail of the liability for the Company’s restructuring charges, which is included within Accrued expenses and other current liabilities within the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(In thousands)
Balance, beginning of the year	$3,028	$2,076
Severance and other associated costs	1,866	12,356
IT contract termination costs	—	(1,217)
Cash payments	(3,627)	(10,187)
Balance, end of period	$1,267	$3,028

The following table presents the detail of expenses for the Company’s restructuring charges for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Severance and other associated costs	$561	$4,403	$1,866	$6,996
IT contract termination costs	—	(1,284)	—	(568)
Total restructuring costs	$561	$3,119	$1,866	$6,428

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In February 2024, Starboard Value LP and several of its related entities and investment funds filed a lawsuit against the Company, its former Chief Executive Officer, and its Chief Financial Officer entitled Starboard Value LP v. LivePerson, Inc., No. 2024-0103, in the Court of Chancery of the State of Delaware. The complaint alleges common law fraud, fraudulent inducement and negligent misrepresentation in connection with an alleged scheme to induce Starboard to settle its 2022 proxy contest against the Company and, as stated in the complaint, involves previous Starboard allegations of misrepresentations in the Company’s public disclosures that the Company previously informed Starboard were found to be unsubstantiated following an independent investigation. Starboard sought damages for its trading losses and purported lost anticipated profits. The defendants filed an answer denying the substantive allegations of the complaint, the parties engaged in discovery, and in July 2025, the litigation was settled. The settlement did not have an impact on the Company’s condensed consolidated statements of operations, as the cost was covered by insurance.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The OBBBA has significant provisions, such as changes to the deductibility of certain business expenditures including interest expense, research and development, and depreciation. The legislation modifies the international tax framework and includes effective dates that vary between 2025 and 2027. The Company is evaluating the impacts to its consolidated financial statements.

For the three and six months ended June 30, 2025, the Company recorded a tax provision of $0.4 million and less than $0.1 million. This consists of a tax provision on operating earnings of non-US subsidiaries, a tax benefit on an increase in tax receivables, and interest accrual on unrecognized tax benefits in Israel.

The Company had a valuation allowance on certain deferred tax assets for the year ended December 31, 2024 of $234.6 million. Inherent in the Company’s 2025 annual effective tax rate is an estimated increase in the valuation allowance of $26.0 million, all of which would be recorded as an expense. During 2024, an increase in the valuation allowance in the amount of $23.4 million was recorded as an expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Key Metrics and Current Trends

Average Annual Revenue Per Enterprise and Mid-market Customer (“ARPC”) and revenue retention are currently the key performance metrics our management uses to assess the health and trajectory of the Company. These metrics should be viewed independently of revenue, deferred revenue and remaining performance obligations. ARPC increased to approximately $655,000 for the trailing twelve months ended June 30, 2025, as compared to approximately $630,000 for the trailing twelve months ended June 30, 2024. Revenue retention for our enterprise and mid-market customers on the LivePerson Platform, which represents the trailing twelve month change in total revenue from existing customers after upsells, downsells and attrition, was approximately 78% in the second quarter of 2025, below our target range of 105% to 115% and below the comparable period in 2024.
We have observed heightened renewal hesitation and slower than anticipated new business bookings, primarily driven by customer uncertainty regarding our financial stability as well as broader macroeconomic factors extending enterprise buying cycles.

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

There have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2025, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025.

Recently Issued Accounting Standards

See Note 1 – Description of Business and Basis of Presentation under Item 1 of this Quarterly Report on Form 10-Q for additional information about recent accounting guidance.

Results of Operations

We enable brands to leverage the LivePerson Platform’s sophisticated intelligence engine to connect with consumers through an integrated suite of mobile and online business messaging technologies. Our platform enables businesses to have conversations with millions of consumers as personally as they would with one consumer.

Comparison of the Three and Six Months Ended June 30, 2025 and June 30, 2024

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Revenue	$59,600	$79,875	$(20,275)	(25)%	$124,300	$165,024	$(40,724)	(25)%

Revenue decreased by 25% to $59.6 million and by 25% to $124 million for the three and six months ended June 30, 2025, respectively, from $79.9 million and $165.0 million for the comparable periods in 2024. This decrease in revenue is due to a decrease in hosted services of $17.0 million and $33.4 million primarily driven by customer cancellations and downsells and a decrease in professional services of $3.3 million and $7.4 million for the three and six months ended June 30, 2025, respectively. Included in hosted services is a decrease of $2.6 million and $8.0 million in revenue that is variable based on interactions and usage for the three and six months ended June 30, 2025, respectively.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Cost of revenue	$18,038	$16,432	$1,606	10%	$36,256	$40,887	$(4,631)	(11)%
Percentage of total revenue	30%	21%			29%	25%
Headcount (at period end)	176	202		(13)%	176	202		(13)%

Cost of revenue increased by 10% to $18.0 million for the three months ended June 30, 2025 from $16.4 million for the comparable period in 2024. This increase in expense is primarily attributable to an increase in software and hosting expenses of $3.9 million, partially offset by a decrease in salary and employee-related expenses of $1.8 million due to attrition from prior periods, and a decrease in business services and outsourced contracted labor of $0.5 million.

Cost of revenue decreased by 11% to $36.3 million for the six months ended June 30, 2025 from $40.9 million for the comparable period in 2024. This decrease in expense is primarily attributable to a decrease in salary and employee-related expenses of $4.2 million due to attrition from prior periods and a decrease in business services and outsourced contracted labor of $3.6 million, partially offset by an increase in software and hosting expenses of $3.2 million.

Sales and Marketing

Sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Sales and marketing	$19,888	$25,733	$(5,845)	(23)%	$43,373	$54,963	$(11,590)	(21)%
Percentage of total revenue	33%	32%			35%	33%
Headcount (at period end)	221	250		(12)%	221	250		(12)%

Sales and marketing expenses decreased by 23% to $19.9 million for the three months ended June 30, 2025 from $25.7 million for the comparable period in 2024. This decrease was primarily attributable to a decrease in salary and employee-related expenses of $1.9 million due to attrition from prior periods, a decrease in marketing expenses of $1.8 million, a decrease in business services and outsourced contracted labor of $1.2 million, and a decrease in software and hosting expenses of $1.0 million.

Sales and marketing expenses decreased by 21% to $43.4 million for the six months ended June 30, 2025 from $55.0 million for the comparable period in 2024. This decrease was primarily attributable to a decrease in salary and employee-related expenses of $5.4 million due to attrition from prior periods, a decrease in business services and outsourced contracted labor of $2.4 million, a decrease in software and hosting expenses of $1.9 million, and a decrease in marketing expenses of $1.8 million.

General and Administrative

Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
General and administrative	$7,945	$24,415	$(16,470)	(67)%	$24,729	$46,009	$(21,280)	(46)%
Percentage of total revenue	13%	31%			20%	28%
Headcount (at period end)	138	138		—%	138	138		—%

General and administrative expenses decreased by 67% to $7.9 million for the three months ended June 30, 2025 from $24.4 million for the comparable period in 2024. This decrease is primarily due to a decrease in legal and other consulting costs of $7.6 million, a decrease in bad debt expense of $4.8 million, a decrease in salary and employee-related expenses of $1.8 million, and a decrease in business services and outsourced contracted labor of $1.2 million.

General and administrative expenses decreased by 46% to $24.7 million for the six months ended June 30, 2025 from $46.0 million for the comparable period in 2024. This decrease is primarily due to a decrease in legal and other consulting fees of $6.2 million, a decrease in bad debt expense of $9.1 million, a divestiture-related working capital adjustment of $1.8 million in the first quarter of 2024, a decrease in salary and employee-related expenses of $1.5 million, a decrease in leadership transition costs of $1.1 million, and a decrease in business services and outsourced contracted labor of $1.1 million.

Product Development

Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Product development	$13,843	$19,674	$(5,831)	(30)%	$29,877	$44,309	$(14,432)	(33)%
Percentage of total revenue	23%	25%			24%	27%
Headcount (at period end)	358	424		(16)%	358	424		(16)%

Product development costs decreased by 30% to $13.8 million for the three months ended June 30, 2025 from $19.7 million for the comparable period in 2024. This decrease is primarily attributable to a decrease in software and hosting expenses of $2.2 million a decrease in salary and employee-related expenses of $1.5 million due to attrition from prior periods, and a decrease in business services and outsourced contracted labor of $1.2 million.

Product development costs decreased by 33% to $29.9 million for the six months ended June 30, 2025 from $44.3 million for the comparable period in 2024. This decrease is primarily attributable to a decrease in salary and employee-related expenses of $5.4 million due to attrition from prior periods, a decrease in business services and outsourced contracted labor of $3.9 million and a decrease in software and hosting expenses of $3.8 million.

We continued to make investments in public cloud migration, and in enhancing and expanding new features of the LivePerson Platform. For the three and six months ended June 30, 2025, $3.0 million and $6.3 million was capitalized for internal-use software, respectively, compared to $4.8 million and $10.5 million, respectively, for the comparable periods in 2024.

Depreciation and Amortization Expense

Our depreciation and amortization expense relates to depreciation and amortization of our property and equipment and to amortization of our intangible assets and finance leases.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Depreciation and amortization expense	$5,758	$11,396	$(5,638)	(50)%	$11,576	$23,838	$(12,262)	(51)%
Percentage of total revenue	10%	14%			9%	14%

Total depreciation and amortization expense decreased by 50% to $5.8 million for the three months ended June 30, 2025 from $11.4 million for the comparable period in 2024. The decrease was primarily driven by the lower intangible asset balance due to impairments during 2024, which drove a reduction in amortization of $3.5 million, in addition to a reduction in depreciation of $2.1 million primarily related to a lower internal-use software balance due to impairments during 2024.

Total depreciation and amortization expense decreased by 51% to $11.6 million for the six months ended June 30, 2025 from $23.8 million for the comparable period in 2024. The decrease was primarily driven by the lower intangible asset balance due to impairments during 2024, which drove a reduction in amortization of $7.5 million, in addition to a reduction in depreciation of $4.8 million primarily related to a lower internal-use software balance due to impairments during 2024.

Impairment of Goodwill

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Impairment of goodwill	$—	$—	$—	—%	$—	$3,627	$(3,627)	(100)%
Percentage of total revenue	—%	—%			—%	2%

There were no goodwill impairment charges for the three and six months ended June 30, 2025, and the three months ended June 30, 2024. The impairment charge during the six months ended June 30, 2024 was a result of our impairment test in the first quarter of 2024, attributable to the goodwill associated with our WildHealth reporting unit, which was fully divested in 2024.

Impairment of Intangibles and Other Assets

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Impairment of intangibles and other assets	$—	$8,347	$(8,347)	(100)%	$—	$10,568	$(10,568)	(100)%
Percentage of total revenue	—%	10%			—%	6%

There were no impairment charges related to intangibles and other assets during the three and six months ended June 30, 2025. For the three months ended June 30, 2024, impairment of intangibles and other assets represents a non-cash charge of $8.3 million related to the impairment of internal-use software. Impairment of intangibles and other assets for the six months ended June 30, 2024 also includes a non-cash charge of $2.2 million as a result of our impairment test in the first quarter of 2024, attributable to the intangible assets associated with our WildHealth reporting unit.
Restructuring Costs

We maintain restructuring initiatives to realign our cost structure with our current business model, in which we have flattened the organization to align to more efficient sales and service support. While the Company’s restructuring efforts are ongoing, the 2024 restructuring activities were considered to be substantially completed as of December 31, 2024.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Restructuring costs	$561	$3,119	$(2,558)	(82)%	$1,866	$6,428	$(4,562)	(71)%
Percentage of total revenue	1%	4%			2%	4%

Restructuring costs decreased by 82% to $0.6 million for the three months ended June 30, 2025, from $3.1 million for the comparable period in 2024. This decrease is attributable to a $3.8 million decrease in severance and other associated costs due to fewer reductions in our workforce compared to the comparable period, partially offset by a $1.3 million increase in IT infrastructure contract termination costs due to a reversal in the comparable period which did not recur in the current period.

Restructuring costs decreased by 71% to $1.9 million for the six months ended June 30, 2025, from $6.4 million for the comparable period in 2024. This decrease is attributable to a $5.1 million decrease in severance and other associated costs due to fewer reductions in our workforce compared to the comparable period, partially offset by a $0.6 million increase in IT infrastructure contract termination costs due to a reversal in the comparable period which did not recur in the current period.

Total Other (Expense) Income, net

Interest expense represents interest expense from our convertible senior notes, and amortization of debt issuance costs and debt discount. Interest income represents interest earned from cash deposits. Other (expense) income, net consists primarily of fair value adjustments for our Warrants and foreign currency gains and losses.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Interest expense	$(7,866)	$(2,051)	$(5,815)	(284)%	$(15,344)	$(2,752)	$(12,592)	(458)%
Interest income	1,493	1,214	279	23%	2,950	3,247	(297)	(9)%
Gain on debt extinguishment	—	73,083	(73,083)	(100)%	—	73,083	(73,083)	(100)%
Other (expense) income, net	(2,520)	606	(3,126)	(516)%	5,967	369	5,598	1,517%
Total other (expense) income, net	$(8,893)	$72,852	$(81,745)	(112)%	$(6,427)	$73,947	$(80,374)	(109)%

Total other (expense) income, net decreased by 112% to expense of $8.9 million for the three months ended June 30, 2025 from income of $72.9 million for the comparable period in 2024. This decrease is primarily due to a gain of $73.1 million on the extinguishment of the 2026 Notes during the comparable period. In addition, a $3.0 million loss in the fair value of our Warrants was recorded in other (expense) income, net during the current period. The remaining amount of total other (expense) income, net, is primarily attributable to interest income on our money market accounts, and the impact of currency rate fluctuations.

Total other (expense) income, net decreased by 109% to expense of $6.4 million for the six months ended June 30, 2025 from income of $73.9 million for the comparable period in 2024. This decrease is primarily due to a gain of $73.1 million on the extinguishment of the 2026 Notes during the comparable period. In addition, a $5.8 million gain in the fair value of our Warrants was recorded in other (expense) income, net during the current period. The remaining amount of total other (expense) income, net, is primarily attributable to interest income on our money market accounts, and the impact of currency rate fluctuations.

Provision for Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Provision for income taxes	$384	$1,258	$(874)	(70)%	$39	$1,620	$(1,581)	(98)%

Provision for income taxes was $0.4 million and a less than $0.1 million for the three and six months ended June 30, 2025, compared to $1.3 million and $1.6 million for the comparable periods in 2024. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate, valuation allowance recorded against losses generated in the U.S. and Germany, a tax benefit related to an increase in tax receivables, and changes to unrecognized tax benefits in Israel. The overall tax provision recorded represents tax on non-U.S. earnings in the various jurisdictions in which we operate and the provision for U.S. state and local impacts. The total tax expense associated with non-U.S. jurisdictions is relatively consistent between periods.

Liquidity and Capital Resources

The following describes the Company’s cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

	(In thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(14,772)	$(16,832)
Net cash used in investing activities	(7,947)	(17,716)
Net cash provided by (used in) financing activities	$444	$(31,797)

As of June 30, 2025, we had approximately $162.0 million in cash and cash equivalents, a decrease of $21.3 million from December 31, 2024. The decrease is primarily attributable to various uses of cash for operating purposes, and purchases of property and equipment.

Cash Flows from Operating Activities

Net cash used in operating activities was $14.8 million for the six months ended June 30, 2025. Our net loss of $29.8 million includes the effect of non-cash expenses of depreciation of $11.6 million, stock-based compensation of $9.0 million, interest expense of $7.7 million, and amortization of debt issuance costs and accretion of debt discount of $3.7 million, partially offset by a gain from the change in the fair value of our Warrants of $5.8 million. Net cash used in operating activities was further driven by an increase in prepaid expenses and other current assets of $25.3 million and a decrease in deferred revenue of $2.1 million, partially offset by a decrease in accounts receivable of $5.7 million, a decrease in contract acquisition costs of $4.2 million, and an increase in accounts payable, accrued expenses and other current liabilities of $6.4 million.

Net cash used in operating activities was $16.8 million for the six months ended June 30, 2024. Our net income of $6.2 million includes the effect of non-cash expenses related to depreciation of $15.9 million, stock-based compensation of $13.5 million, amortization of purchased intangible assets and finance leases of $7.9 million, allowance for credit losses of $8.9 million, intangible and other assets impairment of $10.6 million and goodwill impairment of $3.6 million, partially offset by gain on debt extinguishment of $73.1 million, in connection with the exchange of our 2026 Notes. Cash used in operating activities was further driven by a decrease in accrued expenses and other current liabilities of $36.9 million, partially offset by decreases in accounts receivable of $16.2 million and prepaid expenses and other current assets of $8.7 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $7.9 million for the six months ended June 30, 2025, and was primarily driven by purchases of property and equipment.

Net cash used in investing activities was $17.7 million for the six months ended June 30, 2024, and was primarily driven by purchases of property and equipment

Cash Flows from Financing Activities

Net cash used in financing activities was $0.4 million for the six months ended June 30, 2025, and was primarily driven by proceeds from the issuance of common stock under our ESPP.

Net cash used in financing activities was $31.8 million for the six months ended June 30, 2024, which was driven primarily by the full repayment of our 2024 Notes for $72.5 million, the repurchase of 2026 Notes for $4.9 million and payments of debt issuance costs of $4.2 million in connection with the debt exchange transaction, partially offset by proceeds of $50 million from the issuance of 2029 Notes.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service and sales and marketing departments, and for the amortization of purchased intangible assets, as well as acquisition costs and non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of June 30, 2025, we had an accumulated deficit of $1,021.1 million.

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

Collection Risks

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the six months ended June 30, 2025, our allowance for credit losses decreased by $2.5 million to $6.1 million. During the six months ended June 30, 2024, our allowance for credit losses increased by $0.1 million to $9.4 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for credit losses on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against the applicable recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for credit losses when accounts previously reserved have been collected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2025. Disclosure controls and procedures ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed and summarized within the time periods specified in the Securities and Exchange Commission’s rules and forms, and ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by the issuer during the three months ended June 30, 2025.

Purchase of Equity Securities by the Issuer

There were no repurchases of equity securities by the issuer during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended June 30, 2025, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulations S-K, except as disclosed below:

Trading Arrangement
Director/ Officer Name	Title	Date of Adoption/Termination	Rule 10b5-1	Trading Arrangement End Date	Aggregate Number of Securities to be Purchased or Sold

James Miller	Director	5/14/2025	Yes	12/16/2025	32,000 shares of common stock

ITEM 6. EXHIBITS

3.1		Fourth Amended and Restated By-Laws of LivePerson, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 11, 2025)

31.1	*	Certification by principal executive officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by principal financial officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document -- The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (formatted as Inline XBRL)
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date:	August 13, 2025	By:	/s/ JOHN SABINO
		Name:	John Sabino

		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2025	By:	/s/ JOHN COLLINS
		Name:	John Collins

		Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)