Form 10-Q
period 2025-09-30
LIVEPERSON INC
filed 2025-11-13
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On November 7, 2025, 11,857,018 shares of the registrant’s common stock were outstanding.

LIVEPERSON, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q about LivePerson, Inc. (“LivePerson,” the “Company,” “we,” “our” or “us”) that are not historical facts are forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about LivePerson and our industry. Our expectations, assumptions, estimates and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, assumptions, estimates and projections will be realized. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition (including statements regarding expectations for restructuring activities and statements based on examinations of historical operating trends) and management strategies. Many of these statements are found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects” and variations of such words or similar expressions are intended to identify forward-looking statements. However, not all forward-looking statements contain these words. Forward-looking statements are subject to risks and uncertainties that could cause actual future events or results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2025 in the section entitled Part I, Item 1A., “Risk Factors” and in this Quarterly Report on Form 10-Q in the section entitled Part II, Item 1A., “Risk Factors.” It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We do not undertake any obligation to revise forward-looking statements to reflect future events or circumstances. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements

LIVEPERSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$106,661	$183,237
Accounts receivable, net of allowances of $5,507 and $8,627 as of September 30, 2025 and December 31, 2024, respectively	19,245	28,737
Prepaid expenses and other current assets (Note 1)	17,814	19,250
Total current assets	143,720	231,224
Property and equipment, net (Note 6)	93,474	100,557
Contract acquisition costs, net	27,247	33,559
Intangible assets, net (Note 5)	15,516	15,070
Goodwill, net (Note 5)	226,516	222,554
Deferred tax assets, net	4,492	4,411
Other assets	484	403
Total assets	$511,449	$607,778
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,551	$15,378
Accrued expenses and other current liabilities (Note 7)	59,664	66,582
Deferred revenue (Note 2)	56,000	57,980
Total current liabilities	122,215	139,940
Senior notes (Note 8)	382,411	527,070
Deferred tax liabilities	3,782	3,542
Other liabilities	4,427	4,542
Total liabilities	512,835	675,094
Commitments and contingencies (Note 10)
Preferred stock, $0.001 par value - 5,000,000 shares authorized, 26,551 and none issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	20,664	—
Stockholders’ equity:
Common stock, $0.001 par value - 13,333,333 shares authorized, 10,488,063 and 6,263,782 shares issued, 10,303,659 and 6,079,378 shares outstanding as of September 30, 2025 and December 31, 2024, respectively.	155	94
Treasury stock - 184,404 shares at September 30, 2025 and December 31, 2024	(3)	(3)
Additional paid-in capital	997,483	936,047
Accumulated deficit	(1,012,393)	(991,261)
Accumulated other comprehensive loss	(7,292)	(12,193)
Total stockholders’ equity	(22,050)	(67,316)
Total liabilities and stockholders’ equity	$511,449	$607,778

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$60,154	$74,244	$184,454	$239,268
Costs, expenses and other:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	17,218	19,983	53,474	60,869
Sales and marketing	18,235	22,093	61,608	77,056
General and administrative	10,966	17,662	35,695	63,671
Product development	13,376	18,184	43,253	62,493
Depreciation and amortization	5,634	10,912	17,210	34,751
Restructuring costs	9,312	1,448	11,178	7,876
Impairment of goodwill	—	—	—	3,627
Impairment of intangibles and other assets	—	—	—	10,568
Loss on divestiture	—	—	—	558
Total costs, expenses and other	74,741	90,282	222,418	321,469
Loss from operations	(14,587)	(16,038)	(37,964)	(82,201)
Other income (expense), net:
Interest expense	(8,113)	(5,698)	(23,457)	(8,450)
Interest income	1,207	1,551	4,157	4,798
Gain on troubled debt restructuring	27,720	—	27,720	—
Gain on debt extinguishment	—	—	—	73,083
Other income (expense), net	2,878	(7,615)	8,845	(7,246)
Total other income (expense), net	23,692	(11,762)	17,265	62,185
Income (loss) before provision for income taxes	9,105	(27,800)	(20,699)	(20,016)
Provision for income taxes	394	509	433	2,129
Net income (loss)	$8,711	$(28,309)	$(21,132)	$(22,145)

Net income (loss) per share of common stock:
Basic	$0.98	$(4.74)	$(3.27)	$(3.74)
Diluted	$(2.76)	$(4.74)	$(7.16)	$(3.74)
Weighted-average shares used to compute net income (loss) per share:
Basic	7,165,708	5,967,674	6,519,546	5,918,245
Diluted	7,423,389	5,967,674	6,818,844	5,918,245

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income (loss)	$8,711	$(28,309)	$(21,132)	$(22,145)
Foreign currency translation adjustment	(364)	2,535	4,901	831
Total comprehensive income (loss)	$8,347	$(25,774)	$(16,231)	$(21,314)

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2024	—	—	6,263,782	$94	(184,404)	$(3)	$936,047	$(991,261)	$(12,193)	$(67,316)
Common stock issued upon vesting of restricted stock units	—	—	148,077	2	—	—	(2)	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,754	—	—	4,754
Net loss	—	—	—	—	—	—	—	(14,133)	—	(14,133)
Other comprehensive income	—	—	—	—	—	—	—	—	1,751	1,751
Balance at March 31, 2025	—	—	6,411,859	$96	(184,404)	$(3)	$940,799	$(1,005,394)	$(10,442)	$(74,944)
Common stock issued upon vesting of restricted stock units	—	—	162,046	2	—	—	(2)	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,256	—	—	4,256
Common stock issued under Employee Stock Purchase Plan (“ESPP”)	—	—	51,125	1	—	—	471	—	—	472
Net loss	—	—	—	—	—	—	—	(15,710)	—	(15,710)
Other comprehensive income	—	—	—	—	—	—	—	—	3,514	3,514
Balance at June 30, 2025	—	—	6,625,030	$99	(184,404)	$(3)	$945,524	$(1,021,104)	$(6,928)	$(82,412)
Preferred stock issued in connection with troubled debt restructuring	26,551	20,664	—	—	—	—	—	—	—	—
Common stock issued in connection with troubled debt restructuring	—	—	3,698,788	54	—	—	49,326	—	—	49,380
Common stock issued upon vesting of restricted stock units	—	—	164,245	2	—	—	(2)	—	—	—
Stock-based compensation	—	—	—	—	—	—	2,635	—	—	2,635
Net income	—	—	—	—	—	—	—	8,711	—	8,711
Other comprehensive loss	—	—	—	—	—	—	—	—	(364)	(364)
Balance at September 30, 2025	26,551	$20,664	10,488,063	$155	(184,404)	$(3)	$997,483	$(1,012,393)	$(7,292)	$(22,050)

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2023	6,040,234	$91	(184,404)	$(3)	$913,522	$(856,988)	$(8,484)	$48,138
Common stock issued upon vesting of restricted stock units	28,846	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	8,251	—	—	8,251
Common stock issued under ESPP	6,373	—	—	—	122	—	—	122
Net loss	—	—	—	—	—	(35,631)	—	(35,631)
Other comprehensive loss	—	—	—	—	—	—	(1,698)	(1,698)
Balance at March 31, 2024	6,075,453	$91	(184,404)	$(3)	$921,896	$(892,619)	$(10,182)	$19,183
Common stock issued upon vesting of restricted stock units	35,761	1	—	—	1	—	—	2
Stock-based compensation	—	—	—	—	5,762	—	—	5,762
Common stock issued under ESPP	5,618	—	—	—	55	—	—	55
Activity related to divestiture	—	—	—	—	(185)	—	—	(185)
Net income	—	—	—	—	—	41,795	—	41,795
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Balance at June 30, 2024	6,116,832	$92	(184,404)	$(3)	$927,529	$(850,824)	$(10,188)	$66,606
Common stock issued upon vesting of restricted stock units	83,269	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	4,981	—	—	4,981
Common stock issued under ESPP	5,026	—	—	—	93	—	—	93
Net loss	—	—	—	—	—	(28,309)	—	(28,309)
Other comprehensive income	—	—	—	—	—	—	2,535	2,535
Balance at September 30, 2024	6,205,127	$93	(184,404)	$(3)	$932,602	$(879,133)	$(7,653)	$45,906

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(21,132)	$(22,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,604	18,833
Depreciation	16,633	23,165
Change in operating lease right-of-use assets	(5)	4,130
Amortization of purchased intangible assets and finance leases	577	11,585
Amortization of debt issuance costs and accretion of debt discount	5,568	3,079
Impairment of goodwill	—	3,627
Impairment of intangibles and other assets	—	10,568
Gain on troubled debt restructuring	(42,429)	—
Gain on debt extinguishment	—	(73,083)
Change in fair value of warrants	(8,758)	7,790
Interest expense	13,750	5,637
(Reversal of) allowance for credit losses	(494)	9,642
Loss on divestiture	—	558
Deferred income taxes	228	408
Changes in operating assets and liabilities:
Accounts receivable	10,228	22,213
Prepaid expenses and other assets	1,489	6,201
Contract acquisition costs	7,070	1,535
Accounts payable, accrued expenses and other current liabilities	(12,420)	(35,624)
Deferred revenue	(2,819)	(6,112)
Other liabilities	129	(4,022)
Net cash used in operating activities	(20,781)	(12,015)
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software	(9,784)	(21,504)
Purchases of intangible assets	(1,431)	(2,001)
Net cash used in investing activities	(11,215)	(23,505)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of options and ESPP	471	270
Principal payments for finance leases	(26)	(381)
Payment on settlement of warrants	(1,297)	—
Payment in connection with troubled debt restructuring	(45,000)	—
Proceeds from issuance of senior notes	—	50,000
Payment of debt issuance costs	—	(7,359)
Payments on repurchase of 2024 convertible senior notes	—	(72,491)
Payments on repurchase of 2026 convertible senior notes	—	(4,901)
Net cash used in financing activities	(45,852)	(34,862)
Effect of foreign exchange rate changes on cash and cash equivalents	1,272	(439)
Net decrease in cash and cash equivalents	(76,576)	(70,821)
Cash and cash equivalents - beginning of year	183,237	212,925
Cash and cash equivalents - end of period	$106,661	$142,104

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net	$1,356	$1,674
Cash paid for interest	4,531	292
Supplemental disclosure of non-cash investing and financing activities:
Issuance of Second Lien Notes due 2029 in connection with troubled debt restructuring	$115,000	$—
Issuance of preferred stock in connection with troubled debt restructuring	20,664	—
Issuance of common stock in connection with troubled debt restructuring	49,380	—
Purchase of property and equipment and intangible assets recorded in accounts payable	408	171
Right-of-use assets obtained in exchange for operating lease liabilities	—	111

See accompanying notes to condensed consolidated financial statements

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

Basis of Presentation

The condensed consolidated financial statements and the financial data and other information disclosed in the notes to the condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position, results of operations, comprehensive (loss) income, and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements at that date.

In October 2025, the Company effected a 1-for-15 reverse stock split (the “Reverse Stock Split”) of its issued common stock. As a result, every 15 shares of its issued common stock were combined into one share of common stock. No fractional shares of the Company’s common stock were issued as a result of the Reverse Stock Split. Each stockholder who would otherwise have been entitled to receive a fractional share as a result of the Reverse Stock Split received a cash payment equal to the product obtained by multiplying the number of shares of common stock held by such stockholder before the Reverse Stock Split that would otherwise have been exchanged for such fractional share interest by the closing price per share of the common stock as reported on the Nasdaq Global Select Market on October 10, 2025. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of, or notional shares underlying, all outstanding warrants to purchase shares of the Company’s common stock. In addition, the number of authorized shares of common stock was proportionately reduced. Proportionate adjustments were also made to (i) the number of shares of common stock available for issuance under the Company’s equity plans, (ii) the number of shares underlying, the exercise prices of, and performance hurdles of, outstanding equity awards, as applicable, that have been previously granted under such equity plans or other arrangements, (iii) the number of shares or notional shares underlying, and the exercise prices of, the Company’s outstanding warrants, (iv) the number of shares or notional shares underlying, and the conversion prices of, the Company’s outstanding convertible notes and (v) the number of rights outstanding pursuant to the Company’s Tax Benefits Preservation Plan, in each case in accordance with their respective terms. The Reverse Stock Split did not affect the par value of the common stock or the number of shares of preferred stock that the Company is authorized to issue under its certificate of incorporation. These notes to the condensed consolidated financial statements and the accompanying condensed consolidated financial statements give retroactive effect to the Reverse Stock Split for all periods presented.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Principles of Consolidation

The unaudited condensed consolidated financial statements reflect the operations of LivePerson and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on previously reported net income (loss) or equity.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2025.

Prepaid expenses and other current assets

The following table presents the detail of prepaid expenses and other current assets as of the dates presented:

	September 30, 2025	December 31, 2024

	(In thousands)
Prepaid software maintenance	$10,245	$9,868
VAT receivable	2,657	2,452
Other prepaid expenses	3,001	2,910
Other current assets	1,911	4,020
Total prepaid expenses and other current assets	$17,814	$19,250

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Leases

The Company has non-cancelable operating and finance leases for its corporate offices and other service agreements. As of September 30, 2025, the Company’s leases are immaterial, with a remaining lease term of 0.9 years with an option to extend. The Company uses the non-cancelable lease term when recognizing the right-of-use assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised. The Company’s operating lease costs were $2.4 million and $2.3 million for the three months ended September 30, 2025 and 2024, respectively. The Company’s operating lease costs were $7.3 million and $7.8 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Recently Issued Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to project stages related to internal-use software development. An entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Top 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from certain transactions. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The guidance is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 2. Revenue Recognition

The Company’s revenue is generated from hosted service revenues, including platform access, usage and related professional services. Revenues are recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. No single customer accounted for 10% or more of total revenue for the three and nine months ended September 30, 2025 and 2024.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30, 2025
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Hosted services	$51,175	$62,655	$156,630	$201,466
Professional services	8,979	11,589	27,824	37,802
Total revenue	$60,154	$74,244	$184,454	$239,268

Remaining Performance Obligation

As of September 30, 2025, the aggregate amount of the total transaction price allocated in contracts with original duration of one year or greater to the remaining performance obligations was $182.4 million. As of September 30, 2025, 97% of the Company’s remaining performance obligations are expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of less than one year. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606, Revenue from Contracts with Customers.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue by Geographic Location

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s revenues attributable to operations by region for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Americas (1)	$38,668	$50,925	$118,356	$169,335
EMEA (2)	12,313	14,321	38,965	43,101
APAC (3)	9,173	8,998	27,133	26,832
Total revenue	$60,154	$74,244	$184,454	$239,268
——————————————
(1)United States, Canada, Latin America and South America (“Americas”)
(2)Europe, the Middle East and Africa (“EMEA”)
(3)Asia-Pacific (“APAC”)

Information about Contract Balances

The Company defers all incremental commission costs incurred to obtain the contract. These contract acquisition costs, which are comprised of sales commissions, have balances at September 30, 2025 and December 31, 2024 of $27.2 million and $33.6 million, respectively. The Company amortizes these costs over the related period of benefit using the customer expected life that the Company determined to be four years, which is consistent with the transfer to the customer of the services to which the asset relates. The Company classifies contract acquisition costs as long-term.

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

The Company recognized revenue of $3.7 million and $44.9 million for the three and nine months ended September 30, 2025, respectively, and $5.3 million and $70.0 million for the three and nine months ended September 30, 2024, respectively, which was included in the corresponding deferred revenue balance at the beginning of the year.

The Company’s long-term deferred revenues are included in Other liabilities on the condensed consolidated balance sheets. The opening and closing balances of the Company’s contract acquisition costs, net, and deferred revenues are as follows:

	Contract Acquisition Costs, Net (Non-current)	Deferred Revenue (Current)	Deferred Revenue (Non-current)

	(In thousands)
Balance as of December 31, 2023	$37,354	$81,858	$183
(Decrease) increase, net	(3,795)	(23,878)	140
Balance as of December 31, 2024	$33,559	$57,980	$323
Decrease, net	(6,312)	(1,980)	(255)
Balance as of September 30, 2025	$27,247	$56,000	$68

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in deferred revenue during both periods presented were primarily driven by changes in customer renewal patterns and contract structures, including the timing of renewals and shifts in service commitments. Amortization expense in connection with contract acquisition cost was $4.5 million and $12.6 million for the three and nine months ended September 30, 2025, respectively. Amortization expense in connection with contract acquisition cost was $4.1 million and $13.8 million for the three and nine months ended September 30, 2024, respectively.

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

	September 30, 2025	December 31, 2024

	(In thousands)
Balance, beginning of year	$8,627	$9,290
(Reductions) charges to costs and expenses	(494)	14,959
Deductions/write-offs	(2,626)	(15,622)
Balance, end of period	$5,507	$8,627

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Net Income (Loss) Per Share

In September 2025, the Company issued Series B convertible preferred stock (“Series B Preferred Stock”). The Series B Preferred Stockholders do not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common shareholders. Due to the Company’s net income for the quarter ended September 30, 2025, earnings per share (“EPS”) is calculated using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders but does not require the presentation of basic and diluted EPS for securities other than common stock. The two-class method is required because Series B Preferred Stock has the right to receive dividends or dividend equivalents should the Company have declared dividends on its common stock as if such Series B Preferred Stock had been converted to common stock. Under the two-class method, earnings for the period are allocated to the common and preferred stockholders taking into consideration the participation of holders of Series B Preferred Stock in dividends on an as-converted basis. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares.
Diluted EPS is computed in the same manner as basic EPS except that the numerator is decreased to reverse the gain on troubled debt restructuring associated with the exchange transaction of the 2026 Notes and the denominator is increased to include the number of the shares issuable upon the conversion of the 2026 Notes. For the diluted EPS calculation, the if-converted method assuming Series B Preferred Stock is converted into common shares is applied and compared to the two-class method and whichever method results in a more dilutive impact is utilized to calculate the diluted EPS. Dilutive common stock equivalents include the dilutive effect of in-the-money stock equivalents, excluding any common stock equivalents if their effect would be anti-dilutive.

The following table summarizes net income (loss) attributable to common stockholders and participating securities used in the calculation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2025 and 2024, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, except share and per share amounts)
Numerator:
Net income (loss) available to shareholders for basic net income (loss) per share	$8,711	$(28,309)	$(21,132)	$(22,145)
Less: Undeclared cumulative dividends to preferred stockholders	(207)	—	(207)	—
Less: Undistributed income allocated to participating securities	(1,511)	—	—	—
Net income (loss) attributable to common shareholders	6,993	(28,309)	(21,339)	(22,145)
Gain on troubled debt restructuring	(27,472)	—	(27,472)	—
Net loss available to shareholders for diluted net loss per share	$(20,479)	$(28,309)	$(48,811)	$(22,145)

Denominator:
Weighted average number of shares outstanding used to compute basic net loss per share	7,165,708	5,967,674	6,519,546	5,918,245
2026 Notes	257,681	—	299,298	—
Weighted average number of shares outstanding used to compute diluted net loss per share	7,423,389	5,967,674	6,818,844	5,918,245

Net income (loss) per share:
Basic	$0.98	$(4.74)	$(3.27)	$(3.74)
Diluted	$(2.76)	$(4.74)	$(7.16)	$(3.74)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The securities listed below were excluded from the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2025 and 2024 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares subject to outstanding common stock options and ESPP	187,038	185,912	187,038	185,912
Restricted stock units	191,410	672,931	191,410	672,931
Share-settled warrants	752,304	649,781	709,397	649,781
Convertible preferred stock	319,663	—	107,725	—
2024 Notes	—	27,068	—	27,068
2026 Notes	—	398,543	—	398,543
Total	1,450,415	1,934,235	1,195,570	1,934,235

Note 4. Segment Information

The Company accounts for its segment information in accordance with the provisions of ASC 280-10, Segment Reporting. ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, evaluates performance, makes operating decisions, and allocates resources based on the financial information presented on a consolidated basis using net income (loss). Expenses are reviewed by the nature of the cost (Cost of revenue, Sales and marketing, General and administrative and Product development), consistent with the Company’s presentation on its condensed consolidated statements of operations. There are no segment managers who are held accountable by the CODM, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, management has determined that the Company operates as one operating and reportable segment. The Company identifies net income (loss) as its required measure of segment operating profit or loss. Significant expenses within income (loss) from operations, as well as within net income (loss) are separately presented on the Company’s condensed consolidated statements of operations. Other segment items within net income (loss) include Interest expense, Interest income, Gain on troubled debt restructuring, Gain on debt extinguishment, Other income (expense), net, and Provision for income taxes.

Geographic Information

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s long-lived assets by geographic region as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024

	(In thousands)
United States	$307,275	$316,975
Germany	33,594	29,925
Australia	10,404	10,830
Netherlands	5,139	5,036
Other (1)	11,317	13,788
Total long-lived assets	$367,729	$376,554
——————————————
(1)Israel, United Kingdom, Japan, France, Italy, Spain, Canada, and Singapore

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Goodwill and Intangible Assets, Net

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis on October 1, and more frequently whenever events or substantive changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Assumptions used in an impairment test require significant judgment, therefore, they are subject to change based on facts and circumstances present at each date goodwill is evaluated for impairment. The Company determined there were no events or circumstances during the three and nine months ended September 30, 2025 that would more likely than not reduce the fair value of the reporting unit below its carrying value. If, in future periods, the financial performance of the reporting unit does not meet expectations, or a prolonged decline occurs in the market place of our common stock, it may cause a material change in the results of the impairment assessment and result in future impairment to goodwill.

The changes in the carrying amount of goodwill as of September 30, 2025 and December 31, 2024 are as follows:

Goodwill, net

(In thousands)
Balance as of December 31, 2024 (1)	$222,554
Foreign exchange adjustment	3,962
Balance as of September 30, 2025 (1)	$226,516
(1) As of September 30, 2025 and December 31, 2024, the accumulated impairment balance was $72.4 million.

During the nine months ended September 30, 2024, the Company recorded a non-cash impairment charge of $3.6 million in the condensed consolidated statements of operations, to recognize a full impairment of goodwill associated with its WildHealth reporting unit, which was sold in 2024. There were no other impairments of goodwill during the three and nine months ended September 30, 2024.

Intangible Assets, Net

Intangible assets, net are summarized as follows:

	September 30,	December 31,
	2025	2024

	(In thousands)
Patents:
Gross carrying amount	$18,571	$17,609
Accumulated amortization	(3,055)	(2,539)
Net carrying amount	$15,516	$15,070
Weighted average amortization period	13.5 years	12.7 years

Amortization expense is recognized over the estimated useful life of the asset. Aggregate amortization expense for intangible assets and finance leases, net was $0.2 million and $0.6 million for the three and nine months ended September 30, 2025, respectively, and $3.7 million and $11.6 million for the three and nine months ended September 30, 2024, respectively.

There were no impairments of intangible assets during the three and nine months ended September 30, 2025. The Company recognized a non-cash impairment charge of $2.2 million included in Impairment of intangibles and other assets in the condensed consolidated statements of operations during the nine months ended September 30, 2024, related to intangible assets associated with its WildHealth reporting unit, which was sold in 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2025, estimated annual amortization expense for the next five years and thereafter is as follows:

Estimated Amortization Expense
(In thousands)
Remainder of 2025	$168
2026	610
2027	578
2028	577
2029	561
Thereafter	13,022
Total	$15,516

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

	Useful life	September 30, 2025	December 31, 2024

	(In years)	(In thousands)
Computer equipment and software	3 to 5	$133,542	$134,647
Internal-use software	5	185,392	176,725
Finance lease right-of-use assets	2	—	62
Furniture, equipment and building improvements	The lesser of 5 or estimated useful life	290	234
Property and equipment, at cost		319,224	311,668
Less: accumulated depreciation		(225,750)	(211,111)
Property and equipment, net		$93,474	$100,557
Depreciation and amortization of property and equipment was $5.5 million and $16.6 million during the three and nine months ended September 30, 2025, respectively, and $7.3 million and $23.2 million during the three and nine months ended September 30, 2024, respectively. There were no impairments of property and equipment during the three and nine months ended September 30, 2025. There were no impairments related to internal-use software during the three months ended September, 2024. The Company recorded non-cash impairment charges of $8.3 million related to internal-use software during the nine months ended September 30, 2024. The impairment charges were included in Impairment of intangibles and other assets in the condensed consolidated statements of operations for the nine months ended September 30, 2024, and pertained to internal-use software that was discontinued and had no future economic benefit.

Expenditures for routine maintenance and repairs are charged to operating expense as incurred. Major renewals and improvements are capitalized and depreciated over their estimated useful lives.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities as of the dates presented:

	September 30, 2025	December 31, 2024

	(In thousands)
Professional services and consulting and other vendor fees	$26,455	$30,302
Payroll and other employee-related costs	7,741	10,061
Warrants liability (Note 9)	7,443	17,498
Accrued interest	7,112	998
Restructuring (Note 12)	7,792	3,028
Non-income tax	280	644
Sales commissions	1,908	2,207
Other	933	1,844
Total accrued expenses and other current liabilities	$59,664	$66,582

Note 8. Senior Notes, Capped Call Transactions, Warrants and Preferred Stock

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

Convertible Senior Notes due 2026 and Capped Calls

In December 2020, the Company issued $517.5 million aggregate principal amount of its 0% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private placement, of which $20.1 million aggregate principal amount was outstanding as of September 30, 2025. The 2026 Notes are senior unsecured obligations of the Company.

The 2026 Notes will mature on December 15, 2026, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the offering of the 2026 Notes, after deducting debt issuance costs, was approximately $505.3 million.

Each $1,000 in principal amount of the 2026 Notes is convertible into 0.8862 shares of the Company’s common stock, which is equivalent to a conversion price of $1,128.39 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2026 Notes in connection with such a corporate event. The 2026 Notes are not redeemable prior to the maturity date of the 2026 Notes and no sinking fund is provided for the 2026 Notes. The indenture governing the 2026 Notes contains events of default customary for convertible notes issued in connection with similar transactions. If the Company

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

undergoes a “Fundamental Change” (as defined in the indenture governing the 2026 Notes), which includes a change of control or the failure of the Company’s common stock to be listed or quoted on any of The Nasdaq Global Select Market, The Nasdaq Global Market or the New York Stock Exchange, holders may require the Company to repurchase for cash all or any portion of their 2026 Notes in principal amounts of $1,000 or a multiple thereof at a Fundamental Change repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid special interest to, but excluding, the Fundamental Change repurchase date.

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

During the three and nine months ended September 30, 2025, the conditions allowing holders of the 2026 Notes to convert were not met.

In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions with certain counterparties (the “2026 capped calls”). The 2026 capped calls each have a strike price of $1,128.39 per share, subject to certain adjustments, which corresponds to the conversion price of the 2026 Notes. The 2026 capped calls have cap prices of $1,583.70 per share, subject to certain adjustment events. The 2026 capped calls cover, subject to anti-dilution adjustments, approximately 0.11 million shares of common stock. The 2026 capped calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the 2026 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The 2026 capped calls expire on December 15, 2026, subject to earlier exercise. The 2026 capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the 2026 capped calls are subject to certain specified additional disruption events that may give rise to a termination of the 2026 capped calls, including changes in law, failure to deliver, and hedging disruptions. The 2026 capped calls are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $46.1 million incurred to purchase the 2026 capped calls was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheets in fiscal 2024.

Pursuant to a privately negotiated exchange and purchase agreement (the “Exchange and Purchase Agreement”), on June 3, 2024, the Company exchanged $146.0 million principal amount of the 2026 Notes then held by an investor for $100.0 million principal amount of new First Lien Convertible Senior Notes due 2029 (the “2029 Notes” and together with the 2024 Notes, the 2026 Notes and the Second Lien Notes, the “Notes”), and the same investor purchased an additional $50.0 million principal amount of the 2029 Notes for cash. In connection with the exchange and purchase, the Company also issued the Warrants to the investor, and the investor agreed to purchase up to $50.0 million of additional 2029 Notes upon the Company’s request and subject to certain conditions (the “Delayed Draw Notes”). As a result of the exchange and purchase transactions, during the second quarter of 2024, the Company recognized a $68.1 million gain on debt extinguishment which represented the difference between the carrying value of the 2026 Notes so exchanged and the collective fair value of the 2029 Notes and the Warrants, net of the cash payment received from the investor. The extinguishment gain was recorded in Gain on debt extinguishment in the condensed consolidated statements of operations in fiscal 2024, and a corresponding portion of capped calls were terminated following the exchange and purchase as required by their terms for minimal consideration.

On June 13, 2024, the Company repurchased $10.3 million principal amount of the 2026 Notes for $4.9 million in cash. As a result of the transaction, during the second quarter of 2024, the Company recognized a $5.0 million gain on debt

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

extinguishment, which was recorded in Gain on debt extinguishment in the condensed consolidated statements of operations. In addition, a corresponding portion of the 2026 capped calls were terminated in connection following the repurchase as required by their terms for no consideration.

September 2025 Debt Exchange

On September 12, 2025 (the “Exchange Closing Date”), the Company consummated an exchange of the $341.1 million in aggregate principal amount of 2026 Notes held by certain former holders of the Company’s outstanding 2026 Notes (the “Noteholders”) for (i) an aggregate payment of $45.0 million in cash, (ii) $115.0 million in aggregate principal amount of the Company’s 10.0% Second Lien Senior Subordinated Secured Notes due 2029 (the “Second Lien Notes”), (iii) 3,555,596 shares of common stock and (iv) 26,551 shares of Series B Fixed Rate Convertible Perpetual Preferred Stock, par value $0.001 (the “Series B Preferred Stock”). On September 25, 2025, the Company issued an additional 143,192 shares of common stock to certain of the Noteholders, which shares were issued on a deferred basis due to a beneficial ownership limitation preventing such Noteholders from owning in excess of 9.90% of the outstanding common stock of the Company. In addition, a corresponding portion of the 2026 capped calls were terminated following the exchange as required by their terms for no consideration. This September 2025 Debt Exchange was accounted for as a Troubled Debt Restructuring (“TDR”) in accordance with ASC 470-60, Troubled Debt Restructuring by Debtors. The Company recognized a TDR gain of $27.7 million, which is presented as Gain on troubled debt restructuring in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

On the Exchange Closing Date, the principal amount of the exchanged 2026 Notes was $341.1 million with a discount of $1.7 million for a net carrying value of $339.4 million. The Company recognized the Second Lien Notes at a carrying value of $182.0 million. Under the TDR accounting treatment, the carrying value of the Second Lien Notes of $182.0 million was comprised of the total future undiscounted cash flows which included principal of $115.0 million, the maximum interest of $58.7 million as well as a redemption premium of $8.3 million. The redemption premium is related to the contingent redemption feature where the lenders can redeem the Second Lien Notes immediately prior to their maturity upon the occurrence of a Fundamental Change as defined in the indenture governing the Second Lien Notes at 105% of the principal plus accrued but unpaid interest as discussed further below. The Company assumes contingent future payments will have to be paid and those amounts shall be included in the total future cash payments. If, in future periods, the contingency is resolved so that a contingent payment does not have to be made, the Company will recognize a gain in the period when the contingency has been resolved. Subsequently, no interest expense on the Second Lien Notes will be recorded, as all future interest payments will reduce the carrying value of the restructured debt.

The unexchanged 2026 Notes continue to be classified as long-term liabilities in the condensed consolidated balance sheets as of September 30, 2025. As of September 30, 2025, the aggregate principal amount of the unexchanged 2026 Notes was $20.1 million and the carrying amount of the unexchanged 2026 Notes was $20.0 million. The remaining term over which the unexchanged 2026 Notes’ debt issuance costs will be amortized is 1.17 years at an effective interest rate of 0.40% for the three months ended September 30, 2025.

Second Lien Senior Subordinated Secured Notes due 2029

On the Exchange Closing Date, the Company issued $115.0 million in aggregate principal amount of Second Lien Notes as part of the September 2025 Debt Exchange transaction. The Second Lien Notes accrue interest at a rate of 10.0% per annum. Prior to March 15, 2027, all of the interest on the Second Lien Notes is payable in-kind (“PIK”). On and after March 15, 2027 and until June 15, 2028, interest will be payable, at the Company’s option, in cash or in-kind or partially in cash and partially in-kind. On and after June 15, 2028, until the maturity of the Second Lien Notes, interest on the Second Lien Notes will be payable in cash, or at the Company’s option, up to 6.0% per annum in-kind. Unless earlier repurchased or redeemed by the Company, the Second Lien Notes will mature on December 15, 2029.

The Company may, at its option, redeem the Second Lien Notes, in whole or in part, prior to September 12, 2026 at a price equal to the sum of (i) 105% of the accrued and unpaid interest (including cash and PIK components thereof), (ii) 105% of the aggregate principal amount of the Second Lien Notes (including, without duplication of any amounts described in item (i), all increases to the principal amount as the result of previous payments of PIK interest) and (iii) the present value of the remaining future interest payments (including cash and PIK components thereof) through September 12, 2026, computed using a discount rate of T + 50 (such amount, the “Make Whole Amount”). On or after September 12, 2026, and prior to September 12, 2027, the Company may, at its option, redeem the Second Lien Notes, in whole or in part for an amount of cash equal to the sum of (i) 105% of the aggregate principal amount of the Second Lien Notes (including all increases to the principal amount as the result of previous payments of PIK interest) plus (ii) 105% of all accrued and unpaid interest (including, without duplication of any amounts described in item (i), cash and PIK components thereof). On or after September 12, 2027, and prior to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 12, 2028, the Company may, at its option, redeem the Second Lien Notes, in whole or in part for an amount of cash equal to the sum of (i) 102.5% of the aggregate principal amount of the Second Lien Notes (including all increases to the principal amount as the result of previous payments of PIK interest) plus (ii) 102.5% of all accrued and unpaid interest (including, without duplication of any amounts described in item (i), cash and PIK components thereof). From September 12, 2028 until maturity, the Company may, at its option, redeem the Second Lien Notes, in whole or in part for an amount of cash equal to the sum of (i) 100% of the aggregate principal amount of the Second Lien Notes (including all increases to the principal amount as the result of previous payments of PIK interest) plus (ii) 100% of all accrued and unpaid interest (including, without duplication of any amounts described in item (i), cash and PIK components thereof). No sinking fund is provided for the Second Lien Notes.

The Second Lien Notes are guaranteed on a senior subordinated basis by certain of the Company’s direct and indirect domestic and foreign subsidiaries and secured by second lien priority security interests in substantially all of the assets of the Company and such subsidiary guarantors, subject to customary exceptions. Pursuant to an intercreditor agreement, the Second Lien Notes are subordinated in right of payment and to collateral, in each case, to the 2029 Notes. The indenture governing the Second Lien Notes contains affirmative and negative covenants and events of default customary for senior secured notes issued in connection with similar transactions. The negative covenants include limitations on asset sales, the incurrence of debt, preferred stock and liens, fundamental changes, investments, dividends and other payment restrictions affecting subsidiaries, restricted payments and transactions with affiliates. Among other things, these covenants generally prohibit the payment of cash dividends on the Company’s common stock. In the event the Second Lien Notes are accelerated on or prior to September 12, 2028, the applicable acceleration premium set forth in the indenture governing the Second Lien Notes will become due. The indenture governing the Second Lien Notes permits the Company and its subsidiaries to incur, subject to certain requirements, up to (i) $150.0 million of debt that is junior in lien priority and subordinated in right of payment to the Second Lien Notes, and (ii) up to $20.1 million as exchange consideration for, or the proceeds of which are used to repay, the remaining $20.1 million aggregate principal amount of 2026 Notes, which debt may be in the form of additional Second Lien Notes.

If the Company undergoes a Fundamental Change as defined in the indenture governing the Second Lien Notes, which includes a change of control or the failure of the Company’s common stock to be listed or quoted on any of The Nasdaq Global Select Market, The Nasdaq Global Market or the New York Stock Exchange, holders may require the Company to repurchase all or any portion of their Second Lien Notes at a repurchase price equal to (i) to the Make Whole Amount, if such Fundamental Change occurs prior to September 12, 2026, or (ii) the sum of (A) 105% of the aggregate principal amount of the Second Lien Notes (including all increases to the principal amount as the result of previous payments of PIK interest) plus (B) 105% of all accrued and unpaid interest, if such Fundamental Change occurs on or after September 12, 2026.

Series B Preferred Stock

On the Exchange Closing Date, the Company filed a Certificate of Designation with respect to the Series B Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Delaware and issued to the Noteholders an aggregate 26,551 shares of Series B Preferred Stock. Each share of Series B Preferred Stock has an initial stated value (“Stated Value”) of $1,000 per share, subject to adjustment for (i) any splits, combinations, or similar adjustment and (ii) accrued unpaid dividends. The Series B Preferred Stock does not have a stated maturity and is not subject to mandatory redemption or any sinking fund, and will remain outstanding indefinitely unless earlier converted, repurchased or redeemed.

The holders of the Series B Preferred Stock have the following rights, preferences and privileges:

Voting

Each share of Series B Preferred Stock is entitled to a number of votes equal to the number of shares of common stock into which such share of Series B Preferred Stock is convertible (subject to the Beneficial Ownership Limitation (as defined below)), and is entitled to vote on all matters submitted for voting to the common stockholders. In addition, the consent of the holders of a majority of shares of the then-outstanding Series B Preferred Stock is required in certain circumstances. See “Protective Provisions”.

Dividends

Dividends on each share of Series B Preferred Stock (i) accrue in an amount equal to 15.0% of the Stated Value (“Regular Dividends”). In addition, holders of Series B Preferred Stock are entitled to receive, on an-as converted basis, any dividend or other distribution paid to holders of common stock (a “Participating Dividend”). Regular Dividends are paid, at the Company’s option, in cash or in-kind through the addition of such dividend amount to the Stated Value. In addition, (a) if any shares of Series B Preferred Stock remain outstanding following the Conversion (as defined below) due to a provision of the Certificate of Designation limiting the conversion of Series B Preferred Stock in a manner that would result in a holder

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder) in excess of 9.90% of the outstanding common stock (the “Beneficial Ownership Limitation”), then the Regular Dividend rate will be reduced to 0% beginning on the date of the Conversion and (b) if the Conversion has not occurred by September 12, 2026, the Regular Dividend rate will increase to 20.0%. Regular Dividends are payable on March 31, June 30, September 30 and December 31 of each year, commencing on December 31, 2025. Participating Dividends are payable as and when paid to holders of common stock. Any accrued cumulative dividends will reduce the income available to common shareholders for EPS purposes.

Redemption

The Series B Preferred Stock may be redeemed by the Company at any time at a price equal to 100% of the Stated Value, plus accrued and unpaid dividends.

Conversion

Each outstanding share of Series B Preferred Stock will automatically convert (the “Conversion”) into 58.2968 shares of common stock (the “Conversion Ratio”, and such shares of common stock, “Conversion Shares”) upon the satisfaction of all of the following conditions:

•Approval by the holders of the Company’s voting stock of an amendment to the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Stock Increase Charter Amendment”) to increase the number of authorized shares of common shares (the “Stock Increase Charter Amendment Proposal”);
•Adoption of the Stock Increase Charter Amendment Proposal by the Company’s board of directors; and
•Filing and acceptance of the Stock Increase Charter Amendment by the Secretary of State of Delaware.

Liquidation Preference

In the event of any Fundamental Transaction (as defined in the Certificate of Designation) or voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company (a “Liquidation Event”), holders of the Series B Preferred Stock shall be entitled, out of assets legally available therefor, before any distribution or payment out of the assets of the Company may be made to or set aside for the holders of any junior stock, including the common stock, and subject to the rights of the holders of any senior stock or parity stock and the rights of the Company’s existing and future creditors, to receive in full a liquidating distribution in cash and in the amount per share of Series B Preferred Stock equal to the greater of (i) the sum of 100% of the then Stated Value per share of Series B Preferred Stock plus accrued and unpaid Regular Dividends and unpaid Participating Dividends to, but excluding, the date of such Liquidation Event and (ii) the amount the holder of such share of Series B Preferred Stock would receive if such share of Series B Preferred Stock was converted into Common Stock at the Conversion Ratio on the date of such Liquidation Event. In addition, (a) if the Conversion has not occurred prior to September 12, 2026, then upon the commencement of any voluntary or involuntary case under the United States Bankruptcy Code, Title 11 of the United States Code, the liquidation preference described in clause (i) of the preceding sentence will automatically increase to 150% of the Stated Value and (b) if the Conversion has occurred but shares of Series B Preferred Stock remain outstanding due to the Beneficial Ownership Limitation, then percentage described in clause (i) of the preceding sentence will remain 100% of the Stated Value as of the date of Conversion.

Protective Provisions

The Series B Preferred Stock includes certain protective rights, such as requiring the approval of holders of a majority of then-outstanding Series B Preferred Stock before the Company may amend the Certificate of Incorporation, Bylaws, or other governing documents in a manner that would materially and adversely affect the rights or preferences of the Series B Preferred Stock. The holders of the Series B Preferred Stock also have the right to approve any changes to the powers, preferences, or rights of the Series B Preferred Stock and to restrict the payment of dividends on junior securities, including common stock, while any dividends on the Series B Preferred Stock remain unpaid.

Classification of Series B Preferred Stock

The Series B Preferred Stock should be classified outside of stockholders’ equity because it is contingently redeemable upon certain Fundamental Transactions, which are outside the Company’s control. Accordingly, the Series B Preferred Stock is presented outside of permanent equity in the mezzanine section of the consolidated balance sheets. None of the Fundamental Transactions are deemed probable to occur at any time during the periods presented, and therefore, the Series B Preferred Stock

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

was not deemed probable to become redeemable, and no subsequent remeasurement to redemption value is required for the Series B Preferred Stock.

Conversion of Series B Preferred Stock

On October 2, 2025, the stockholders of the Company approved the Stock Increase Charter Amendment Proposal to increase the authorized common stock share capital of the Company from 13,333,333 shares to 20,000,000 shares. The Stock Increase Charter Amendment was filed with the Secretary of State of the State of Delaware on October 3, 2025. As a result, all of the outstanding shares of Series B Preferred Stock automatically converted pursuant to the terms of the Series B Certificate of Designation, and on October 7, 2025, an aggregate 1,547,840 shares of common stock were issued to holders of the Series B Preferred Stock.

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

From June 3, 2024, until the date of issuance of the Delayed Draw Notes, interest on the 2029 Notes accrued at a rate of 10.83% (consisting of 4.17% cash and 6.66% PIK per annum). From the date of issuance of the Delayed Draw Notes and prior to December 15, 2026, interest on the 2029 Notes has increased and accrues at a rate of 11.375% (consisting of 4.375% cash and 7.00% PIK) per annum. On and after December 15, 2026, interest on the 2029 Notes will further increase and accrue at a rate of 13% (consisting of 5% cash and 8% PIK) per annum.

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

The 2029 Notes are guaranteed on a senior basis by certain of the Company’s direct and indirect domestic and foreign subsidiaries and secured by first priority security interests in substantially all of the assets of the Company and such subsidiary guarantors, subject to customary exceptions. The indenture governing the 2029 Notes contains affirmative and negative covenants and events of default customary for senior secured notes issued in connection with similar transactions. The negative covenants include limitations on asset sales, the incurrence of debt, preferred stock and liens, fundamental changes, investments, dividends and other payment restrictions affecting subsidiaries, restricted payments and transactions with affiliates. Among other things, these covenants generally prohibit the payment of cash dividends on the Company’s common stock. The Make-Whole Amount will be payable in the event of an acceleration of the 2029 Notes or repurchase triggered by

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

certain asset sales. The indenture governing the 2029 Notes permits the Company and its subsidiaries to incur, subject to certain requirements, up to $150.0 million of debt that is junior in lien priority and subordinated in right of payment to the 2029 Notes. The indenture governing the 2029 Notes also includes a financial covenant that requires the Company at all times to maintain a minimum cash balance of $60.0 million (excluding proceeds of the 2029 Notes). Upon request of the investor, the indenture governing the 2029 Notes requires the Company to enter into a registration rights agreement with respect to the 2029 Notes containing customary terms including demand, shelf and piggyback registration rights. The Company was in compliance with its financial covenants as of September 30, 2025.

If the Company undergoes a Fundamental Change as defined in the indenture governing the 2029 Notes, which includes a change of control or the failure of the Company’s common stock to be listed or quoted on any of The Nasdaq Global Select Market, The Nasdaq Global Market or the New York Stock Exchange, holders may require the Company to repurchase all or any portion of their 2029 Notes at a repurchase price equal to 100% of the aggregate principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest, plus an amount equal to 66% of the remaining future interest payments (including PIK interest) that would have been payable through June 15, 2029, discounted at a rate equal to the comparable treasury rate plus 50 basis points.

Holders of the 2029 Notes may convert their 2029 Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2029 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2029 Notes on each applicable trading day as determined by the Company; (2) during the five business day period after any five consecutive trading day period (the “ 2029 Notes measurement period”) in which the “trading price” (as defined in the indenture governing the 2029 Notes) per $1,000 principal amount of 2029 Notes for each trading day of the 2029 Notes measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the product of (x) the quotient of (i) the “conversion amount” (as defined in the Indenture) in respect of $1,000 principal amount of the 2029 Notes on such trading day divided by (ii) 1,000 times (y) the conversion rate for the 2029 Notes on each such trading day; (3) with respect to any 2029 Notes that the Company calls for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (4) upon the occurrence of specified corporate events; or (5) during the period from August 17, 2026 through September 14, 2026, if the aggregate principal amount of 2026 Notes exceeds $60.0 million on August 16, 2026. On or after February 15, 2029, holders may convert all or any portion of their 2029 Notes at any time prior to the close of business on June 13, 2029, regardless of the foregoing circumstances. The 2029 Notes include certain embedded features requiring bifurcation, which did not have material values as of September 30, 2025 due to management’s estimates of the likelihood of triggering events, but that may have value in the future should those estimates change, with any change in fair value recorded in the Company’s condensed consolidated statements of operations.

The 2029 Notes (including all accrued and unpaid interest) are convertible at the option of the holders at certain times into cash based on a daily conversion value calculated on a proportionate basis for each trading day in a 50 trading day observation period, corresponding to 0.8862 shares of the Company’s common stock per $1,000 principal amount of 2029 Notes. The Company is not required to deliver its common stock upon conversion under any circumstances. The conversion rate for the 2029 Notes is subject to adjustment if certain events occur and contains customary anti-dilution protections. During the three and nine months ended September 30, 2025, the conditions allowing holders of the 2029 Notes to convert were not met.

The 2029 Notes, including the Delayed Draw Notes, are accounted for as a single liability, and the combined carrying amount is $180.4 million as of September 30, 2025, consisting of principal of $214.4 million, net of unamortized issuance costs of $6.5 million and debt discount of $27.5 million. The 2029 Notes were classified as long-term liabilities in the condensed consolidated balance sheets as of September 30, 2025. The remaining term over which the 2029 Notes’ debt issuance costs will be amortized is 3.7 years at an effective interest rate of 19.13% for the 2029 Notes (not including the Delayed Draw Notes) and 13.28% for the Delayed Draw Notes as of September 30, 2025.

Unamortized debt issuance costs incurred in connection with securing the Company’s financing arrangements are presented in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the outstanding

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

borrowings, consistent with debt discounts. All deferred financing costs are amortized to interest expense. The net carrying amount of the liability component of the Notes as of September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025				December 31, 2024
	2026 Notes	2029 Notes	Second Lien Notes (1)	Total	2026 Notes	2029 Notes	Total
	(In thousands)
Principal	$20,125	$214,374	$181,952	$416,451	$361,204	$207,125	$568,329
Unamortized debt discount	—	(27,451)	—	(27,451)	—	(31,137)	(31,137)
Unamortized issuance costs	(94)	(6,495)	—	(6,589)	(2,757)	(7,365)	(10,122)
Carrying value of long-term debt, net	$20,031	$180,428	$181,952	$382,411	$358,447	$168,623	$527,070

(1) Represents $115.0 million of outstanding principal amount of Second Lien Notes, plus the maximum interest of $58.7 million as well as a redemption premium of $8.3 million.

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Contractual interest expense	$6,097	$4,061	$17,714	$5,371
Amortization of debt issuance costs	620	603	1,911	1,744
Amortization of debt discount	1,396	1,034	3,832	1,335
Total interest expense	$8,113	$5,698	$23,457	$8,450

Warrants

On June 3, 2024, pursuant to the Exchange and Purchase Agreement, the Company issued to the investor 10-year warrants with a strike price of $11.25 per share, exercisable for 649,782 shares of the Company’s common stock and 10-year warrants with a strike price of $11.25 per share, exercisable with respect to a notional amount of 156,318 shares of the Company’s common stock for cash payments equal to the excess of “fair market value” (as defined therein) per share over the strike price, fully diluted subject to certain adjustments. In August 2025, Warrants with a notional amount of 200,000 shares were settled and a gain of $1.3 million related to the fair value adjustment on settlement date was recognized in Other income (expense), net in the condensed consolidated statements of operations for the three months ended September 30, 2025.

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

The Warrants contain customary anti-dilution protections. The triggers for the anti-dilution adjustments include (a) subdivision, combination or reclassification of the outstanding shares of common stock into a greater or smaller number of shares, (b) certain below market issuances of common stock, (c) certain issuances of common stock at a price that is less than the strike price of the Warrant, (d) certain issuances of a dividend or distribution to all holders of common stock, (e) an above market tender offer or exchange offer by the Company for common stock. Pursuant to the anti-dilution terms of the Warrants, and giving effect to the settlement of warrants with respect to a notional amount of 200,000 shares, the aggregate notional amount of the Warrants was 1,016,974 shares and the strike price was $7.15 as of September 30, 2025.

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

The Warrants were classified as current liabilities under ASC 480, Distinguishing Liabilities from Equity, in the Company’s condensed consolidated balance sheets and recorded at fair value of $5.3 million at the issuance date with subsequent changes in fair value recorded in the Company’s condensed consolidated statements of operations. As of September 30, 2025, the Warrants had a fair value of $7.4 million. For the three and nine months ended September 30, 2025, gains of $2.9 million and $8.8 million, respectively, for the change in fair value were recorded in Other income (expense), net, in the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, a loss of $7.8 million for the change in fair value was recorded in Other income (expense), net, in the Company’s condensed consolidated statements of operations.

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

Financial Assets and Liabilities

The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2025 and December 31, 2024, are summarized as follows:

	September 30, 2025
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets
Cash equivalents - money market funds	$51,739	$—	$—	$51,739
Total assets	$51,739	$—	$—	$51,739
Liabilities:
Warrants liability	$—	$—	$7,443	$7,443
Total liabilities	$—	$—	$7,443	$7,443

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Cash equivalents - money market funds	$105,772	$—	$—	$105,772
Total assets	$105,772	$—	$—	$105,772
Liabilities:
Warrants liability	$—	$—	$17,498	$17,498
Total liabilities	$—	$—	$17,498	$17,498

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

The estimated fair value of outstanding balances of the Notes as of the dates presented are as follows:

	Level of Hierarchy	Fair Value	Principal Balance	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Value

		(In thousands)
September 30, 2025
2026 Notes	2	$8,553	$20,125	$—	$(94)	$20,031
2029 Notes	3	$197,913	$214,374	$(27,451)	$(6,495)	$180,428
Second Lien Notes	3	$68,122	$181,952	$—	$—	$181,952
December 31, 2024
2026 Notes	2	$164,348	$361,204	$—	$(2,757)	$358,447
2029 Notes	3	$180,360	$207,125	$(31,137)	$(7,365)	$168,623

Management determined the fair value of 2026 Notes by using Level 2 inputs based on observable market prices for the instrument and similar instruments. Management determined the fair value of the 2029 Notes as of September 30, 2025 by using Level 3 inputs, including volatility of 15.00%, yield of 16.00%, risk-free rate of 3.66%, and credit spread of 12.03%. Management determined the fair value of the Second Lien Notes as of September 30, 2025 by using Level 3 inputs, including the volatility of 15.00%, yield of 25.00%, and risk-free rate of 3.69% and credit spread of 23.10%. A change in those inputs to a different amount might result in a significantly higher or lower fair value measurement.

Warrants
The Company recorded the fair value of the Warrants upon issuance using the Black-Scholes valuation model and is required to revalue these Warrants at each reporting date with any changes in fair value recorded on the Company’s condensed consolidated statements of operations. The valuation of the Warrants was classified as Level 3 within the fair value hierarchy

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and is influenced by the fair value of the underlying, or notional amount of, common stock of the Company. A summary of the Black-Scholes pricing model assumptions used to record the fair value of the Warrants as of September 30, 2025 is as follows:

Stock price	$8.70
Risk free rate	4.06%
Expected life (in years)	8.68
Expected volatility	83.00%

Any significant changes in the inputs may result in significantly higher or lower fair value measurements. Refer to Note 8 – Senior Notes, Capped Call Transactions, Warrants and Preferred Stock for additional information.

The changes in fair value of the Level 3 Warrants of the dates presented are as follows:

	September 30, 2025	December 31, 2024

	(In thousands)
Balance, beginning of year	$17,498	$—
Issuance of Warrants	—	5,266
Settlement of Warrants	(1,297)	—
Change in the fair value	(8,758)	12,232
Balance, end of period	$7,443	$17,498
Note 10. Commitments and Contingencies

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company’s 401(k) policy is a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. The match is immediately vested. Salaries and related expenses include $0.4 million and $1.6 million of employer matching contributions for the three and nine months ended September 30, 2025, respectively and $0.5 million and $2.3 million of employer matching contributions for the three and nine months ended September 30, 2024, respectively.

Letters of Credit

As of September 30, 2025, the Company had letters of credit totaling $0.5 million outstanding as a security deposit for the due performance by the Company of the terms and conditions of a supply contract.

Contractual obligations

The Company’s purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company has purchase obligation agreements primarily relating to contracts with vendors in connection with Information Technology (“IT”) infrastructure and cloud computing services. During the three months ended September 30, 2025, the Company entered into a new three-year contract for $76.4 million in purchase commitments over a three-year term. Total purchase commitments including those under this new contract are as follows: $6.3 million for the remainder of 2025, $21.2 million for 2026, $24.6 million for 2027, and $25.5 million for 2028.

Indemnifications

The Company enters into service and license agreements in its ordinary course of business. Pursuant to some of these agreements, the Company agrees to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using the Company’s products.

The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2025 and December 31, 2024.

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

Stock Incentive Plans

The Company’s 2019 Stock Incentive Plan became effective on April 11, 2019. The 2019 Stock Incentive Plan, as amended and restated, allows the Company’s employees and directors to participate in the Company’s future performance through grants of stock-based awards of stock options and RSUs at the discretion of the board of directors. The number of shares authorized for issuance under the 2019 Stock Incentive Plan as of September 30, 2025 was 3,487,182, inclusive of 356,000 shares approved for issuance thereunder by stockholders of the Company at the Company’s annual meeting on June 25, 2025. Options to acquire common stock granted under the 2019 Stock Incentive Plan have four-year terms. As of September 30, 2025, 104,836 shares of common stock remained available for issuance (taking into account all stock option exercises and other equity award settlements through September 30, 2025).

Employee Stock Purchase Plan

The number of shares authorized for issuance under the ESPP as of September 30, 2025, was 300,000 shares. As of September 30, 2025, 162,658 shares of common stock remained available for issuance under the ESPP (taking into account all share purchases through September 30, 2025).

Inducement Plan

There are 1,027,489 shares of common stock authorized and reserved for issuance under the Inducement Plan. As of September 30, 2025, 69,364 shares of common stock remained available for issuance under the Inducement Plan (taking into account all option exercises and other equity award settlements through September 30, 2025).

CEO Inducement Award

As part of an equity compensation package negotiated to induce John Sabino, the Company’s Chief Executive Officer, to accept employment with the Company, pursuant to the terms of the employment agreement entered into between Mr. Sabino and the Company, the Company granted Mr. Sabino an option to purchase 66,666 shares of common stock (the “CEO Inducement Award”) that will vest upon the satisfaction of certain performance-based and time-based vesting conditions. On May 17, 2024, the Company’s board of directors authorized 66,666 shares for issuance under the CEO Inducement Award in compliance with and in reliance on Nasdaq Listing Rule 5635(c)(4). The CEO Inducement Award was a standalone award granted outside of the 2019 Stock Incentive Plan and 2018 Inducement Plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Option Activity

The following table is a summary of the Company’s stock option activity and weighted average exercise prices for the nine months ended September 30, 2025:

	Stock Option Activity		Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
	Options (In thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2024	178	$343.95	3.95	$7
Granted	27	16.20
Cancelled or expired	(16)	299.59
Balance outstanding at September 30, 2025	189	189.81	5.90	1
Options vested and expected to vest	160	221.32	5.33	1
Options exercisable at September 30, 2025	94	$355.85	2.94	$1

The total fair value of stock options exercised during the nine months ended September 30, 2025 and 2024 was immaterial. As of September 30, 2025, there was $0.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.3 years.

Restricted Stock Unit and Performance-Vesting Restricted Stock Unit Activity

The following table is a summary of the Company’s RSU and PRSU activity and weighted average grant date fair value for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value

	(In thousands)	(Per share)	(In thousands)
Balance outstanding at December 31, 2024	835	$30.45
Awarded	649	13.37
Vested	(474)	25.40
Forfeited	(152)	32.73
Non-vested and outstanding at September 30, 2025	858	19.00	7,508
Expected to vest	663	$18.76	$5,799
RSUs granted to employees generally vest over a one- to four-year period, or upon achievement of certain performance conditions. As of September 30, 2025, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs and PRSUs was $11.1 million and the weighted-average remaining vesting period was 1.17 years.

PRSUs granted are generally subject to both a service-based vesting condition and a performance-based vesting condition. PRSUs will vest upon the achievement of specified performance targets and subject to continued service through the applicable vesting dates. The associated compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. There were no PRSUs granted during the three and nine months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2025, the outstanding PRSUs vested but have not been distributed as of September 30, 2025.

Total stock-based compensation costs included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 are as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Cost of revenue	$77	$251	$466	$882
Sales and marketing	507	2,182	2,944	6,491
General and administrative	1,283	1,725	4,811	5,841
Product development	768	1,217	3,383	5,619
Total	$2,635	$5,375	$11,604	$18,833

Note 12. Restructuring

LivePerson has undertaken several restructuring initiatives to realign the Company’s cost structure with its current business model, a changing competitive environment and changes in the Company’s commercial performance. During the three months ended September 30, 2025, the Company initiated a new restructuring plan (the “2025 Restructuring Plan”) to reduce cash expenditures to align with the Company’s current commercial performance resulting in a charge of $9.3 million for the quarter. Such costs primarily include severance and other compensation costs and are recorded in Restructuring costs in the condensed consolidated statements of operations. The Company expects the restructuring activities to be substantially completed by the end of fiscal 2025.
The following table presents the detail of the liability for the Company’s restructuring costs, which is included in Accrued expenses and other current liabilities within the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(In thousands)
Balance, beginning of the year	$3,028	$2,076
Severance and other associated costs	11,178	12,356
IT contract termination costs	—	(1,217)
Cash payments	(6,414)	(10,187)
Balance, end of period	$7,792	$3,028

The following table presents the detail of expenses for the Company’s restructuring costs for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Severance and other associated costs	$9,312	$1,448	$11,178	$8,444
IT contract termination costs	—	—	—	(568)
Total restructuring costs	$9,312	$1,448	$11,178	$7,876

Note 13. Legal Matters

Stockholder Litigation

In December 2023, a putative stockholder class action entitled Damri v. LivePerson, Inc., No. 1:23-cv-10517, was filed under the federal securities laws against the Company, its former Chief Executive Officer, and its Chief Financial Officer in the United States District Court for the Southern District of New York. The complaint alleges that the Company’s Form 10-Q filings and forecasts for the first, second, and third quarters of fiscal year 2022 were false and misleading in violation of Section

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10(b) of the Securities Exchange Act of 1934, based on the Company’s later disclosures and report on Form 10-K on March 16, 2023. In May 2024, the plaintiff filed an amended complaint. The Company moved to dismiss the amended complaint in August 2024, and in March 2025, the court granted the Company’s motion and dismissed the action with prejudice. In April 2025, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The appeal remains pending. A parallel litigation on behalf of stockholders who purchased their shares on the Tel Aviv Stock Exchange, entitled Weissbrod v. LivePerson, Inc., is pending in the Tel Aviv District Court in Israel, but has been stayed pending further developments in the Damri case.

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

In February 2024, Starboard Value LP and several of its related entities and investment funds filed a lawsuit against the Company, its former Chief Executive Officer, and its Chief Financial Officer entitled Starboard Value LP v. LivePerson, Inc., No. 2024-0103, in the Court of Chancery of the State of Delaware. The complaint alleged common law fraud, fraudulent inducement and negligent misrepresentation in connection with an alleged scheme to induce Starboard to settle its 2022 proxy contest against the Company and, as stated in the complaint, involved previous Starboard allegations of misrepresentations in the Company’s public disclosures that the Company previously informed Starboard were found to be unsubstantiated following an independent investigation. Starboard sought damages for its trading losses and purported lost anticipated profits. The defendants filed an answer denying the substantive allegations of the complaint, the parties engaged in discovery, and in July 2025, the litigation was settled. The settlement did not have an impact on the Company’s condensed consolidated statements of operations, as the cost was covered by insurance.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The One Big Beautiful Bill was signed into law on July 4th, 2025, and makes changes to the deductibility of certain business expenditures including interest expense, research and development expenditures, and property and equipment, and makes changes to elements of U.S. cross-border taxation. The Company’s third quarter provision incorporates these changes in law including the acceleration of historical domestic research and development expenditures previously capitalized and the immediate expense of domestic research and development expenses.

For the three and nine months ended September 30, 2025, the Company recorded a tax provision of $0.4 million and $0.4 million respectively. This consists of a tax provision on operating earnings of non-U.S. subsidiaries, a tax benefit on an increase in tax receivables, and interest accrual on unrecognized tax benefits in Israel.

The Company had a valuation allowance on certain deferred tax assets for the year ended December 31, 2024 of $234.6 million. Inherent in the Company’s 2025 annual effective tax rate is an estimated decrease in the valuation allowance of $2.6 million, all of which would be recorded through the consolidated statements of operations. During 2024, an increase in the valuation allowance in the amount of $23.4 million was recorded as an expense.

Note 15. Subsequent Events

Increase in Authorized Common Shares and Conversion of Series B Preferred Stock

On October 2, 2025, the stockholders of the Company approved the Stock Increase Charter Amendment Proposal to increase the authorized common stock share capital of the Company from 13,333,333 shares to 20,000,000 shares. The Stock Increase Charter Amendment was filed with the Secretary of State of the State of Delaware on October 3, 2025. As a result of the approval of the Stock Increase Charter Amendment Proposal, all of the outstanding shares of Series B Preferred Stock automatically converted pursuant to the terms of the Series B Certificate of Designation, and on October 7, 2025, an aggregate 1,547,840 Conversion Shares were issued to holders of the Series B Preferred Stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reverse Stock Split

As disclosed in Note 1 - Description of Business and Basis of Presentation, in October 2025, the Company effected a 1-for-15 reverse stock split of its issued common stock. As a result, every 15 shares of its issued common stock were combined into one share of common stock. The effective date of the reverse stock split was October 13, 2025.

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

Key Metrics and Current Trends

Average Annual Revenue Per Enterprise and Mid-market Customer (“ARPC”) and revenue retention are currently the key performance metrics our management uses to assess the health and trajectory of the Company. These metrics should be viewed independently of revenue, deferred revenue and remaining performance obligations. ARPC is a measure of the average recurring revenue per enterprise and mid-market customer over the trailing twelve months. ARPC increased to approximately $665,000 as of September 30, 2025, as compared to approximately $630,000 as of September 30, 2024. Revenue retention for our enterprise and mid-market customers on the LivePerson Platform, which represents the trailing twelve month change in total revenue from existing customers after upsells, downsells and attrition, was approximately 80% in the third quarter of 2025, above the comparable period in 2024, but below our target range of 105% to 115%.
We continue to observe heightened renewal hesitation and slower than anticipated new business bookings, primarily driven by customer uncertainty regarding our financial stability as well as broader macroeconomic factors extending enterprise buying cycles, especially for high-value AI solutions that require additional compliance approvals, with a corresponding impact on the Company’s revenue.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis on October 1, and more frequently whenever events or substantive changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Assumptions used in an impairment test require significant judgment, therefore, they are subject to change based on facts and circumstances present at each date goodwill is evaluated for impairment. We determined there were no events or circumstances during the three and nine months ended September 30, 2025 that would more likely than not reduce the fair value of the reporting unit below its carrying value. If, in future periods, the financial performance of the reporting unit does not meet expectations, or a prolonged decline occurs in the market place of our common stock, it may cause a material change in the results of the impairment assessment and result in future impairment to goodwill.

There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2025, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025.

Recently Issued Accounting Standards

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Comparison of the Three and Nine Months Ended September 30, 2025 and September 30, 2024

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Revenue	$60,154	$74,244	$(14,090)	(19)%	$184,454	$239,268	$(54,814)	(23)%

Revenue decreased by 19% to $60.2 million and by 23% to $184.5 million for the three and nine months ended September 30, 2025, respectively, from $74.2 million and $239.3 million for the comparable periods in 2024. This decrease in revenue is due to a decrease in hosted services of $11.5 million and $44.8 million primarily driven by customer cancellations and downsells and a decrease in professional services of $2.6 million and $10.0 million for the three and nine months ended September 30, 2025, respectively. Included in hosted services is a decrease of $3.2 million and $11.2 million in revenue that is variable based on interactions and usage for the three and nine months ended September 30, 2025, respectively.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Cost of revenue	$17,218	$19,983	$(2,765)	(14)%	$53,474	$60,869	$(7,395)	(12)%
Percentage of total revenue	29%	27%			29%	25%
Headcount (at period end)	158	184		(14)%	158	184		(14)%

Cost of revenue decreased by 14% to $17.2 million for the three months ended September 30, 2025 from $20.0 million for the comparable period in 2024. This decrease in expense is primarily attributable to a decrease in salary and employee-related expenses of $1.1 million due to attrition from prior periods, a decrease in business services and outsourced contracted labor of $1.1 million, and a decrease in software and hosting expenses of $0.4 million.

Cost of revenue decreased by 12% to $53.5 million for the nine months ended September 30, 2025 from $60.9 million for the comparable period in 2024. This decrease in expense is primarily attributable to a decrease in salary and employee-related expenses of $5.0 million due to attrition from prior periods and a decrease in business services and outsourced contracted labor of $4.7 million, partially offset by an increase in software and hosting expenses of $2.7 million.

Sales and Marketing

Sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Sales and marketing	$18,235	$22,093	$(3,858)	(17)%	$61,608	$77,056	$(15,448)	(20)%
Percentage of total revenue	30%	30%			33%	32%
Headcount (at period end)	150	249		(40)%	150	249		(40)%

Sales and marketing expenses decreased by 17% to $18.2 million for the three months ended September 30, 2025 from $22.1 million for the comparable period in 2024. This decrease was primarily attributable to a decrease in salary and employee-related expenses of $2.9 million due to attrition from prior periods, a decrease in marketing expenses of $0.6 million, and a decrease in software and hosting expenses of $0.5 million.

Sales and marketing expenses decreased by 20% to $61.6 million for the nine months ended September 30, 2025 from $77.1 million for the comparable period in 2024. This decrease was primarily attributable to a decrease in salary and employee-related expenses of $8.3 million due to attrition from prior periods, a decrease in software and hosting expenses of $2.4 million, a decrease in marketing expenses of $2.4 million, and a decrease in business services and outsourced contracted labor of $2.3 million.

General and Administrative

Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
General and administrative	$10,966	$17,662	$(6,696)	(38)%	$35,695	$63,671	$(27,976)	(44)%
Percentage of total revenue	18%	24%			19%	27%
Headcount (at period end)	121	138		(12)%	121	138		(12)%

General and administrative expenses decreased by 38% to $11.0 million for the three months ended September 30, 2025 from $17.7 million for the comparable period in 2024. This decrease is primarily due to a decrease in legal and insurance costs of $3.2 million, a decrease in salary and employee-related expenses of $1.3 million due to attrition from prior periods, a decrease in bad debt expense of $1.0 million due to a lower receivable balance and improved collection efforts, and a decrease in stock based compensation of $0.5 million.

General and administrative expenses decreased by 44% to $35.7 million for the nine months ended September 30, 2025 from $63.7 million for the comparable period in 2024. This decrease is primarily due to a decrease in bad debt expense of $10.1 million, a decrease in legal and other consulting fees of $9.4 million, a decrease in salary and employee-related expenses of $2.8 million, a divestiture-related working capital adjustment of $1.8 million in the first quarter of 2024, a decrease in leadership transition costs of $1.1 million, and a decrease in business services and outsourced contracted labor of $1.1 million.

Product Development

Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Product development	$13,376	$18,184	$(4,808)	(26)%	$43,253	$62,493	$(19,240)	(31)%
Percentage of total revenue	22%	24%			23%	26%
Headcount (at period end)	315	430		(27)%	315	430		(27)%

Product development costs decreased by 26% to $13.4 million for the three months ended September 30, 2025 from $18.2 million for the comparable period in 2024. This decrease is primarily attributable to a decrease in salary and employee-related expenses of $1.6 million due to attrition from prior periods, a decrease in software and hosting expenses of $1.5 million, a decrease in business services and outsourced contracted labor of $1.0 million, and a decrease in stock compensation expense of $0.4 million.

Product development costs decreased by 31% to $43.3 million for the nine months ended September 30, 2025 from $62.5 million for the comparable period in 2024. This decrease is primarily attributable to a decrease in salary and employee-related expenses of $5.2 million due to attrition from prior periods, a decrease in software and hosting expenses of $5.4 million, a decrease in business services and outsourced contracted labor of $4.9 million, and a decrease in stock-based compensation expense of $2.2 million.

We continued to make investments in public cloud migration, and in the LivePerson Platform. While innovation remains a core component of our strategy, we are operating in a competitive environment characterized by aggressive investment in artificial intelligence and other technological innovation by competitors with significant resources and investment capital. For the three and nine months ended September 30, 2025, $3.0 million and $9.3 million was capitalized for internal-use software, respectively, compared to $4.7 million and $15.2 million, respectively, for the comparable periods in 2024.

Depreciation and Amortization

Our depreciation and amortization relates to depreciation and amortization of our property and equipment and to amortization of our intangible assets and finance leases.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Depreciation and amortization	$5,634	$10,912	$(5,278)	(48)%	$17,210	$34,751	$(17,541)	(50)%
Percentage of total revenue	9%	15%			9%	15%

Total depreciation and amortization decreased by 48% to $5.6 million for the three months ended September 30, 2025 from $10.9 million for the comparable period in 2024. The decrease was primarily driven by the lower intangible asset balance due to impairments during 2024, which drove a reduction in amortization of $3.5 million, in addition to a reduction in depreciation of $1.8 million primarily related to a lower internal-use software balance due to impairments during 2024.

Total depreciation and amortization decreased by 50% to $17.2 million for the nine months ended September 30, 2025 from $34.8 million for the comparable period in 2024. The decrease was primarily driven by the lower intangible asset balance due to impairments during 2024, which drove a reduction in amortization of $11.0 million, in addition to a reduction in depreciation of $6.5 million primarily related to a lower internal-use software balance due to impairments during 2024.

Restructuring Costs

We maintain restructuring initiatives to realign our cost structure with our current business model, in which we have flattened the Company’s organizational structure to align to more efficient sales and service support. While the Company’s restructuring efforts are ongoing, the 2024 restructuring activities were substantially completed by December 31, 2024, and the Company expects the 2025 restructuring activities to be substantially completed by December 31, 2025.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Restructuring costs	$9,312	$1,448	$7,864	543%	$11,178	$7,876	$3,302	42%
Percentage of total revenue	15%	2%			6%	3%

Restructuring costs increased by 543% to $9.3 million for the three months ended September 30, 2025, from $1.4 million for the comparable period in 2024. This increase is attributable to an increase in severance and other associated costs due to the 2025 Restructuring Plan during the third quarter of 2025.

Restructuring costs increased by 42% to $11.2 million for the nine months ended September 30, 2025, from $7.9 million for the comparable period in 2024. This increase is attributable to a $2.8 million increase in severance and other associated costs due to the 2025 Restructuring Plan during the third quarter of 2025, and a $0.6 million reversal of IT infrastructure contract termination costs in the comparable period.

Impairment of Goodwill

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Impairment of goodwill	$—	$—	$—	—%	$—	$3,627	$(3,627)	(100)%
Percentage of total revenue	—%	—%			—%	2%

There were no goodwill impairment charges for the three and nine months ended September 30, 2025, and the three months ended September 30, 2024. Goodwill impairment of $3.6 million during the nine months ended September 30, 2024 was a result of our impairment test in the first quarter of 2024, attributable to the goodwill associated with our WildHealth reporting unit, which was fully divested in 2024.

Impairment of Intangibles and Other Assets

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Impairment of intangibles and other assets	$—	$—	$—	—%	$—	$10,568	$(10,568)	(100)%
Percentage of total revenue	—%	—%			—%	4%

There were no impairment charges related to intangibles and other assets during the three and nine months ended September 30, 2025, and the three months ended September 30, 2024. The impairment charge of $10.6 million during the nine months ended September 30, 2024 represents a non-cash charge of $8.3 million related to the impairment of internal-use software, and a non-cash charge of $2.2 million related to our WildHealth reporting unit.

Total Other Income (Expense), net

Interest expense represents interest expense from our senior notes, and amortization of debt issuance costs and debt discount. Interest income represents interest earned from cash deposits. Other income (expense), net consists primarily of fair value adjustments for our Warrants and foreign currency gains and losses.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Interest expense	$(8,113)	$(5,698)	$(2,415)	(42)%	$(23,457)	$(8,450)	$(15,007)	(178)%
Interest income	1,207	1,551	(344)	(22)%	4,157	4,798	(641)	(13)%
Gain on troubled debt restructuring	27,720	—	27,720	—%	27,720	—	27,720	—%
Gain on debt extinguishment	—	—	—	—%	—	73,083	(73,083)	(100)%
Other income (expense), net	2,878	(7,615)	10,493	138%	8,845	(7,246)	16,091	222%
Total other income (expense), net	$23,692	$(11,762)	$35,454	301%	$17,265	$62,185	$(44,920)	(72)%

Total other income (expense), net increased by 301% to income of $23.7 million for the three months ended September 30, 2025 from expense of $11.8 million for the comparable period in 2024. This increase is primarily due to a gain of $27.7 million on the troubled debt restructuring. In addition, a $2.9 million gain in the fair value of our Warrants was recorded in other income (expense), net during the current period, compared to a $7.8 million loss in the comparable period. The remaining amount of total other income (expense), net, is attributable to interest expense on our Notes, partially offset by interest income on our money market accounts, and the impact of currency rate fluctuations.

Total other income (expense), net decreased by 72% to income of $17.3 million for the nine months ended September 30, 2025 from income of $62.2 million for the comparable period in 2024. This decrease is primarily due to a gain of $27.7 million on the troubled debt restructuring, compared to a gain of $73.1 million on the extinguishment of the 2026 Notes during the comparable period. The decrease was partially offset by a $8.8 million gain in the fair value of our Warrants recorded in other income (expense), net during the current period, compared to a $7.8 million loss in the comparable period. The remaining amount of total other income (expense), net, is attributable to interest expense on our Notes, partially offset by interest income on our money market accounts, and the impact of currency rate fluctuations.

Provision for Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Provision for income taxes	$394	$509	$(115)	(23)%	$433	$2,129	$(1,696)	(80)%

Provision for income taxes was $0.4 million and $0.4 million for the three and nine months ended September 30, 2025, compared to $0.5 million and $2.1 million for the comparable periods in 2024. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate, valuation allowance recorded against losses generated in the U.S. and Germany, a tax benefit related to an increase in tax receivables, and changes to unrecognized tax benefits in Israel. The overall tax provision recorded represents tax on non-U.S. earnings in the various jurisdictions in which we operate and the provision for U.S. state and local impacts. The total tax expense associated with non-U.S. jurisdictions is relatively consistent between periods.

Liquidity and Capital Resources

The following describes the Company’s cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(20,781)	$(12,015)
Net cash used in investing activities	(11,215)	(23,505)
Net cash used in financing activities	$(45,852)	$(34,862)

As of September 30, 2025, we had $106.7 million in cash and cash equivalents, a decrease of $76.6 million from December 31, 2024. The decrease is primarily attributable to cash paid of $45.0 million related to the troubled debt restructuring, various uses of cash for operating purposes, and purchases of property and equipment.

Cash Flows from Operating Activities

Net cash used in operating activities was $20.8 million for the nine months ended September 30, 2025. Our net loss of $21.1 million includes the effect of non-cash expenses of depreciation of $16.6 million, stock-based compensation of $11.6 million, interest expense of $13.8 million, and amortization of debt issuance costs and accretion of debt discount of $5.6 million, partially offset by a gain on troubled debt restructuring of $42.4 million, and a gain from the change in the fair value of our Warrants of $8.8 million. Net cash used in operating activities was further driven by a decrease in accounts payable, accrued expenses and other current liabilities of $12.4 million, and a decrease in deferred revenue of $2.8 million, partially offset by decreases in accounts receivable of $10.2 million, contract acquisition costs of $7.1 million, and prepaid expenses and other current assets of $1.5 million.

Net cash used in operating activities was $12.0 million for the nine months ended September 30, 2024. Our net loss of $22.1 million includes the effect of non-cash expenses related to depreciation of $23.2 million, stock-based compensation of $18.8 million, amortization of purchased intangible assets and finance leases of $11.6 million, allowance for credit losses of $9.6 million, change in fair value of Warrants of $7.8 million, intangible and other assets impairment of $10.6 million and goodwill impairment of $3.6 million, partially offset by gain on debt extinguishment of $73.1 million, in connection with the exchange of our 2026 Notes. Cash used in operating activities was further driven by a decrease in accrued expenses and other current liabilities of $35.6 million and deferred revenue of $6.1 million, partially offset by decreases in accounts receivable of $22.2 million, and prepaid expenses and other current assets of $6.2 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $11.2 million for the nine months ended September 30, 2025, and was primarily driven by purchases of property and equipment.

Net cash used in investing activities was $23.5 million for the nine months ended September 30, 2024, and was primarily driven by purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $45.9 million for the nine months ended September 30, 2025, and was primarily driven by payments to lenders of $45.0 million related to the troubled debt restructuring.

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

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service and sales and marketing departments, and for the amortization of purchased intangible assets, as well as acquisition costs and non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of September 30, 2025, we had an accumulated deficit of $1,012.4 million.

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

The indenture governing the 2029 Notes includes a financial covenant that requires the Company to maintain a minimum cash balance of $60.0 million (excluding the proceeds of the 2029 Notes) at all times. Proceeds of the 2029 Notes may be used only to (i) pay interest, or cash settle, the 2029 Notes, (ii) cash settle the Warrants, (iii) exchange, repurchase, redeem, replace or otherwise refinance 2026 Notes (or refund or replenish cash of the Company or any of its subsidiaries used to do so after May 13, 2024) or (iv) pay or reimburse certain fees, costs and expenses related to the foregoing and the other transactions contemplated by the Exchange and Purchase Agreement as amended or otherwise modified from time to time.

Upon conversion or exercise, the 2029 Notes and cash-settled warrants would be settled for cash. In addition, the 2026 Notes, the 2029 Notes and the Second Lien Notes are subject to repurchase at the option of holders if the Company undergoes a “Fundamental Change” (as defined in the indentures governing the 2026 Notes, the 2029 Notes and the Second Lien Notes, as applicable), and the 2026 Notes, the 2029 Notes and the Second Lien Notes are subject to events of default customary for notes issued in connection with similar transactions, which could result in the acceleration of amounts owed. See Note 8 – Senior Notes, Capped Call Transactions, Warrants and Preferred Stock for additional information.

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

Collection Risks

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the nine months ended September 30, 2025, our allowance for credit losses decreased by $3.1 million to $5.5 million. During the nine months ended September 30, 2024, our allowance for credit losses increased by $0.2 million to $9.5 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for credit losses on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written off and charged against the applicable recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for credit losses when accounts previously reserved have been collected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025. Disclosure controls and procedures ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed and summarized within the time periods specified in the Securities and Exchange Commission’s rules and forms, and ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our failure to comply with the continued listing requirements of the Nasdaq Global Select Market could result in a delisting of our common stock.

Our common stock currently is listed on the Nasdaq Global Select Market. We are required to meet specified financial requirements in order to maintain such listing, including a closing bid price of at least $1.00. On October 13, 2025, we effected a 1-for-15 reverse stock split of our common stock in order to regain compliance with the minimum bid price requirement.

We can provide no assurance that we will be able to prevent future non-compliance with the listing requirements, or that any actions taken by us in an effort to restore our compliance, including the reverse stock split, will stabilize the market price of our common stock, improve the liquidity of our common stock, prevent our common stock from again dropping below the minimum bid price requirement, prevent other future non-compliance with the listing requirements or allow our common stock to remain listed. If we fail to satisfy the minimum bid price requirement again at any time before or on October 13, 2026, we will not be eligible for a 180-day compliance period to regain compliance with the minimum bid price requirement and Nasdaq will take steps to delist our common stock. In addition to satisfying the minimum bid price requirement, we must satisfy minimum financial and other continued listing requirements and standards to maintain a listing with Nasdaq, including certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, the failure of our common stock to be listed or quoted on any of The Nasdaq Global Select Market, The Nasdaq Global Market or The New York Stock Exchange would constitute a “fundamental change” under the indentures governing the 2026 Notes, the 2029 Notes and the Second Lien Notes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by the issuer during the three months ended September 30, 2025.

Purchase of Equity Securities by the Issuer

There were no repurchases of equity securities by the issuer during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended September 30, 2025, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulations S-K.

ITEM 6. EXHIBITS

3.1
Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2000 and filed March 30, 2001)

3.2
Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation effective as of November 12, 2019 (incorporated by reference to Exhibit 4.2 to LivePerson’s Registration Statement on Form S-8 filed on November 13, 2019)

3.3
Certificate of Amendment No. 2 to the Fourth Amended and Restated Certificate of Incorporation effective as of October 3, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 7, 2025.)

3.4		Certificate of Amendment No. 3 to the Company’s Fourth Amended and Restated Certificate of Incorporation, as amended.

3.3		Fourth Amended and Restated By-Laws of LivePerson, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 11, 2025)

4.1
Indenture, dated as of September 12, 2025, by and among LivePerson, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 15, 2025).

4.2		Form of Senior Secured Convertible Note due 2029 (included within the Indenture filed as Exhibit 4.1 hereto).

4.3		Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 15, 2025).

4.4		Notice from Lynrock Lake Master Fund LP, dated September 12, 2025 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 15, 2025).

10.1
Exchange Agreement, dated August 11, 2025, by and between LivePerson, Inc. and the Noteholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2025)

10.2
Amendment No. 1 to the Exchange Agreement, dated August 11, 2025, by and between LivePerson, Inc. and the Noteholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on

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

LIVEPERSON, INC.
(Registrant)

Date:	November 12, 2025	By:	/s/ JOHN SABINO
		Name:	John Sabino

		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2025	By:	/s/ JOHN COLLINS
		Name:	John Collins

		Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)