Form 10-K
period 2025-12-31
LIVEPERSON INC
filed 2026-03-16
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $84,994,598 (computed by reference to the last reported sale price on The Nasdaq Global Select Market on that date). The registrant does not have any non-voting common stock outstanding.

On March 6, 2026, 12,053,603 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III will be incorporated by reference from the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, or will be included in an amendment to this Form 10-K.

LIVEPERSON, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

ii

PART I
Item 1. Business

Overview

LivePerson, Inc. (“LivePerson”, the “Company”, “we”, “our” or “us”) is a leader in digital customer conversation. Over the past two decades, consumers have made digital conversations their primary mode of communication with others. Since 1998, we have enabled meaningful connections between consumers and our customers through our platform and currently power nearly one billion conversational interactions each month. These digital and artificial intelligence (“AI”)-powered conversations decrease costs and increase revenue for our brands, resulting in more convenient, personalized and content-rich journeys across the entire consumer lifecycle, and across consumer channels. Our customers’ existing investments in Generative AI and Large Language Models (“LLMs”) are fully compatible with LivePerson’s enterprise-class digital customer conversation platform (the “LivePerson Platform”).

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

The world’s leading brands use our award-winning LivePerson Platform to connect with millions of consumers. We power nearly one billion conversational interactions every month providing uniquely rich data analytics and safety tools to unlock the power of conversational AI for better business outcomes.

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

LivePerson believes that AI and automation are the foundation for transforming the conversational experience, disrupting how agents operate and how brands engage with consumers. With AI at the center of the solution and by harnessing data from all primary channels, including voice, messaging, chat, and human agents, LivePerson is in a unique position to provide the best conversational experiences for consumers. In addition, our deep integrations with customer relationship management, service, and IT systems allows us to deliver a unified agent experience through a single pane of glass.

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

•Intent Manager, a real-time intent recognition and classification engine that analyzes consumer intentions at every turn of the conversation. Intent Manager is powered by LivePerson’s proprietary natural language understanding (“NLU”) capabilities and machine learning algorithms, which are informed by over 20+ years of conversational data and nearly one billion interactions across a variety of industries. Intent Manager is currently being used by top brands to gain real-time insights and take action to improve customer service, marketing, and sales automation.

Syntrix. Syntrix, introduced in November 2025, is our simulation and evaluation platform that allows brands to launch customer-facing AI agents with confidence and validate human agent readiness at scale. Conversation Simulator, the first capability within the Syntrix platform, enables enterprises to test, evaluate, and validate AI behavior by identifying drift and failures before they reach real customers.

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

Customers

Our solutions benefit organizations of all sizes conducting business or communicating with consumers through messaging and chat. Our customers include Fortune 500 companies, dedicated internet businesses, a broad range of online merchants, automotive dealers, educational institutions, the public sector and not-for-profit organizations. We plan to continue to focus on key target markets: telecommunications, financial services, travel/hospitality, technology, healthcare, automotive, and consumer/retail within the United States of America (“United States” or “U.S.”) and Canada, Latin America, Europe, and the Asia-Pacific (“APAC”) region.

No single customer accounted for or exceeded 10% of our total revenue for 2025, 2024, or 2023.

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

We believe this focus on technological innovation, expertise and enterprise-class capabilities is positioning LivePerson as a leader in digital customer conversation.

We have current and potential competition from providers of messaging and digital engagement solutions that enable companies to engage and connect with their consumer customers, as well as technology providers that offer customer relationship management and contact center solutions. We have current and potential competitors in many different industries, including:

•technology or service providers offering or powering competing digital engagement, contact center, communications, or customer relationship management solutions such as eGain, Genesys, Oracle, Salesforce.com, and Twilio;

• AI-native companies and emerging startups that leverage generative AI and LLMs as the core foundation of their architecture, offering highly specialized, autonomous, or automated solutions that may bypass traditional business process workflows or displace established user interfaces;

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

•We support our customers through a secure, scalable server infrastructure hosted in secure, top-tier, third-party server centers located in the United States, the United Kingdom (“U.K.”) and Australia. Utilizing scalable network infrastructure and protocols, our network, hardware and software are designed to accommodate our customers’ demand for secure, high-quality 24/7 service, including during peak times such as the holiday shopping season. We are progressing the process of migrating our technology infrastructure to the public cloud. Components of our platform are currently hosted on various hyperscalers, and we intend to continue to shift our footprint to the public cloud over the coming years.

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

Intellectual Property and Proprietary Rights

We own a portfolio of patents and patent applications in the United States and internationally and regularly file patent applications to protect intellectual property that we believe is important to our business. As of December 31, 2025, we have 443 patents issued in the U.S. and abroad, and 309 patents pending. Our patents cover Conversational AI and insights, messaging across various consumer channels, behavioral analytics and personalization, and agent effectiveness and call center operations.

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

As of December 31, 2025, we had 615 full-time employees worldwide, located in 19 countries. Of these, 218 were located in the Americas, 260 in Europe, the Middle East, and Africa (“EMEA”), and 137 in APAC. Although we have statutory employee representation obligations in certain countries, our U.S. employees are not covered by collective bargaining arrangements. We believe we have good relations with our employees. For 2025, our key human capital management efforts focused on the following:

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

Website Access to Reports

We make available on our website (ir.liveperson.com), our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the Securities and Exchange Commission (the “SEC”). The Company’s website address provided above is not intended to function as a hyperlink, and the information on the Company’s website is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference herein. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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
•There can be no assurance that further restructuring activities will not be necessary or that we will realize the intended operational efficiencies and cost savings from our restructuring initiatives.
•Our expansion into new products, services, and technologies could subject us to additional risks.
•If we do not successfully integrate past or potential future acquisitions, we may not realize the expected business or financial benefits and our business could be adversely impacted.
•If we do not effectively implement our plans to migrate our technology infrastructure to the public cloud, our operations could be significantly disrupted.
•Capital requirements to execute our business strategy or refinance our existing indebtedness could increase substantially, and there is a significant risk that we may not be able to secure necessary financing on commercially reasonable terms, or at all.
•Our sales cycles can be lengthy, and the timing of sales can cause our operating results to vary significantly.
•Delays in our implementation cycles could have an adverse effect on our results of operations.
•Our quarterly revenue and operating results may fluctuate significantly, which may cause a substantial decline in the trading price of our securities.
•In the past we have experienced losses, we had an accumulated deficit of $1,058.5 million as of December 31, 2025 and we may incur losses in the future.
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
•If we are unable to develop and maintain successful relationships with technology partners, strategic partners, social media, and other third-party consumer messaging platforms and endpoints, our business, results of operations, and financial condition could be adversely affected.
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
•The terms of our First Lien Convertible Senior Notes due 2029 and 10.0% Second Lien Senior Subordinated Secured Notes require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
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
•Our failure to comply with the continued listing requirements of The Nasdaq Global Select Market could result in a delisting of our common stock.
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

Our customers typically subscribe for our services for a twelve-month term and have no obligation to renew their subscription after expiration of the twelve-month term. In some cases, our agreements are terminable or may terminate upon 30 to 90 days’ notice without penalty. Factors including dissatisfaction with the nature or quality of our services, or customer uncertainty regarding our financial stability, as well as reductions in our customers’ spending levels, or declines in customer activity as a result of general economic conditions or uncertainty in financial markets, could lead customers to terminate our service. If a significant number of our customers, or any one customer to whom we provide a significant amount of services, were to terminate services, reduce the amount of services purchased, or fail to purchase additional services, our results of operations may be negatively and materially affected.

We depend on monthly fees and interaction-based fees from our services for substantially all of our revenue. As part of our strategy, we offer customers subscriptions with interaction-based fees. While this interaction-based fee model has demonstrated success in our business to date, it could potentially produce greater variability in our revenue as revenue in this model is impacted by the number of interactions that our customers generate through use of our products.

Because of the small amount of services historically sold in initial orders, we depend significantly on the growth of our customer base, sales to new customers and sales of additional services to our existing customers. If we are unable to obtain additional customers or if existing customers decline to purchase additional services, our revenues will be adversely affected.

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

In the technology industry, there is substantial competition for key personnel, including skilled engineers (particularly with backgrounds in AI and machine learning), sales executives and operations personnel. We may not be able to successfully recruit, integrate and retain qualified personnel in the future, which could impact our ability to innovate and deliver new or updated products to our customers, which could harm our business. If our retention and recruitment efforts are ineffective, employee turnover could increase and our ability to provide services to our customers would be materially and adversely affected.

Following the onset of the global novel coronavirus disease (“COVID-19”) pandemic, we vacated most of our physical offices around the world, and transitioned to a work-from-anywhere model. While we have been able to operate effectively from remote locations, the long-term impact of such work arrangements remains unknown. For example, such remote work arrangements may present workplace culture challenges. In addition, AI technologies, which are integrated into our operations, may disrupt workforce needs and could adversely affect our operations if not appropriately managed.

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

There can be no assurance that further restructuring activities will not be necessary or that we will realize the intended operational efficiencies and cost savings from our restructuring initiatives.

We have undertaken several restructuring initiatives to realign our cost structure with our current business model, a changing competitive environment and changes in our commercial performance. We have flattened the Company’s organizational structure to align to more efficient sales and service support, and continue to reduce cash expenditures. However, there can be no assurance that we will realize the intended operational efficiencies and cost savings from these restructuring initiatives. Our restructuring initiatives may yield unintended consequences, such as loss of institutional knowledge and expertise of departing employees; strain on our workforce; difficulty in recruiting, integrating and retaining qualified personnel; reduced ability to pursue innovation or otherwise to operate or grow our business; loss of customers or partners, and other adverse effects on our business. Furthermore, in the short term, some of the anticipated savings have been or are expected to be partially offset by severance and other related costs.

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

We are progressing the process of migrating our technology infrastructure to the public cloud. This initiative is a major undertaking as we migrate and reconfigure our system processes, transactions, data and controls to a new cloud-based platform. It could have a significant impact on our business processes, financial reporting, information systems and internal controls.

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

Capital requirements to execute our business strategy or refinance our existing indebtedness could increase substantially, and there is a significant risk that we may not be able to secure necessary financing on commercially reasonable terms, or at all.

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

In the past we have experienced losses, we had an accumulated deficit of $1,058.5 million as of December 31, 2025 and we may incur losses in the future.

We have in the past experienced, and we may in the future experience, losses and negative cash flow, either or both of which may be significant. We recorded a net loss of $67.2 million for the year ended December 31, 2025, and as of December 31, 2025, our accumulated deficit was $1,058.5 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect the market price of our securities.

The non-payment or late payment of amounts due to us from a significant number of customers may negatively impact our financial condition or make it difficult to forecast our revenues accurately.

For the years ended December 31, 2025, 2024 and 2023, our allowance for credit losses was $4.5 million, $8.6 million and $9.3 million, respectively. We base our allowance for credit losses on specifically identified credit risks of customers, historical trends, and other information that we believe to be reasonable. A large proportion of receivables is due from larger corporate customers that typically have longer payment cycles. We adjust our allowance for credit losses when accounts previously reserved have been collected. As a result of increasingly long payment cycles, we have experienced unanticipated fluctuations in our revenues from period to period. Any failure to achieve anticipated revenues in a period could cause the market price of our securities to decline.

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

We review our goodwill for impairment at least annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or long-lived assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. As discussed in Note 5 – Goodwill and Intangible Assets, Net in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K, we have experienced impairments in the current year and in the past, and from time to time, we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or long-lived assets is determined, resulting in a negative impact on our results of operations.

Risks Related to Industry Dynamics and Competition

If we are unable to develop and maintain successful relationships with technology partners, strategic partners, social media, and other third-party consumer messaging platforms and endpoints, our business, results of operations, and financial condition could be adversely affected.

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

We are progressing the process of migrating our technology infrastructure to the public cloud and may in the future be unable to secure additional cloud hosting capacity on commercially reasonable terms or at all. If any of our public cloud providers increases pricing terms, terminates or seeks to terminate our contractual relationship, establishes more favorable relationships with our competitors, or changes or interprets their terms of service or policies in a manner that is unfavorable to us, we may be required to transfer to another provider and may incur significant costs and experience service interruptions.

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

We have current and potential competition from providers of messaging and digital engagement solutions that enable companies to engage and connect with their consumer customers, as well as technology providers that offer customer relationship management and contact center solutions. We have current and potential competitors in many different industries, including:
•technology or service providers offering or powering competing digital engagement, contact center, communications, or customer relationship management solutions, such as eGain, Genesys, Oracle, Salesforce.com and Twilio;
•AI-native companies and emerging startups that leverage generative AI and LLMs as the core foundation of their architecture, offering highly specialized, autonomous, or automated solutions that may bypass traditional business process workflows or displace established user interfaces;

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

The U.S. and other global economies have experienced in the past and could in the future experience economic downturn that affects all sectors of the economy, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Further, there is increased uncertainty regarding social, political, immigration and trade policies in the U.S. (including implementation of tariffs on U.S. imports and retaliatory tariffs), which could impact our global operations and our business. Additionally, the increasing conflicts in the Middle East, including the conflict between the United States and Israel and Iran, could result in additional disruptions in the commodities markets, supply chain and the global and U.S. economy. Global credit and financial markets have in the past experienced extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business has been affected by these conditions in the past and could be similarly impacted in the future by any downturn in global economic conditions.

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

While we continue to take measures to enhance our information security program and safeguard our products and services, cybersecurity threats and vulnerabilities in desktop computers, mobile phones, smartphones and handheld devices, as well as cyber-attacks, cybersecurity threats, malicious actors and other security incidents continue to evolve in sophistication (including through the use of artificial intelligence by threat actors) and frequency industry-wide, and there can be no assurance that we can prevent all security risks. Furthermore, while the Company has designed an information security program to protect our information systems from cybersecurity threats, and to ensure the confidentiality, integrity and availability of systems and information used, owned or managed by the Company related to our employees, our customers and their users, implementation of the supporting controls has coverage gaps and weaknesses and potential for human error that could provide threat actors a window of time to exploit such weaknesses before they are identified and/or addressed. The goal of the information security program is to manage risks in a prioritized fashion; however, control gaps and/or effectiveness, resource constraints, and execution failure can pose cybersecurity risk to LivePerson. In addition, although we work to continuously improve our internal controls and procedures on cybersecurity incident management, prevention, detection, mitigation, response, and recovery, we may be unsuccessful in detecting, reporting or responding to these events in a timely manner, accurately assessing the severity of an event, or sufficiently preventing, limiting, or containing harm arising out of an event.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly evolving in sophisticated ways to avoid detection and often are not recognized until launched against a target, it may be difficult or impossible for us to anticipate or identify these techniques or to implement adequate preventative measures. And while technological advancements enable more data and processes, such as AI, mobile computing and mobile payments, they also increase the risk that cyber-attacks and other security incidents will occur. Additionally, the global threat of cyber-attacks has increased in response to the Russia-Ukraine war and conflicts in the Middle East involving Hamas, Israel, Iran, other nation-states and related state-sponsored actors. An advanced threat actor of high sophistication, such as a nation state, with essentially unlimited resources, poses a significant risk to LivePerson and arguably all similarly situated firms with LivePerson’s size and resources. A significant cyber-attack, or a security incident of any magnitude that is profiled in the media, involving our, our third-party service providers’ or our customers’ systems, could result in material harm to our brand and reputation, and our ability to deliver our services or retain customers, and expose us to lawsuits, regulatory investigations, and significant damages, fines or penalties.

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

Furthermore, certain software and services that we use to operate our business are hosted and/or operated by third parties or integrated with our systems. As we expand our use of cloud-based services, we will increasingly rely on third-party cloud providers to maintain appropriate safeguards to protect confidential or personal data we receive. While we have conducted initial due diligence on these cloud providers with respect to their security and business controls, we may not have the visibility to effectively monitor the implementation, configuration, and efficacy of these controls. If third-party services do not have adequate security measures in place, experience service interruptions, or have their security breached, our business operations could be similarly disrupted and we could be exposed to liability and costly investigations or litigation. The risk of circumvention of our security measures or those of third parties on which we rely has been heightened by advances in computer and software capabilities and the increasingly complex techniques employed by bad actors. In particular, supply-chain attacks have increased in frequency and severity, and there can be no assurance that third parties’ infrastructure in our supply chain or our third-party service providers’ supply chains have not been compromised.

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

Laws and practices regarding handling and use of personal and other information by companies have come under increased public scrutiny, and governmental entities, consumer agencies and consumer advocacy groups have called for, and in many instances, enacted increased regulation and changes in industry practices. For example, we are subject to the European Union (“E.U.”) General Data Protection Regulation (“GDPR”), which imposes significantly greater compliance burdens on companies that control or process personal data of users primarily located in the E.U. and, for noncompliance, provides for considerable fines up to the higher of 20 million Euros or 4% of global annual revenue. Additionally, following the United Kingdom’s withdrawal from the E.U., we also are subject to the U.K. General Data Protection Regulation (“U.K. GDPR”), a version of the GDPR as implemented into the laws of the U.K. In recent years, the UK government has introduced proposed legislation intended to create a more business-friendly regime in the UK through changes to data protection legislation. On June 19, 2025, the UK government enacted the U.K. Data (Use and Access) Act 2025 (phasing in between June 2025 and June 2026), which includes targeted amendments to the U.K. GDPR that cause it to expressly deviate from the GDPR in certain respects. This may lead to additional compliance costs and could increase overall risk exposure as we may no longer be able to take a unified approach across the E.U. and the U.K. and may need to amend our processes and procedures to align with the new framework. In November 2025, the European Commission proposed the “digital omnibus” initiative, which aims to simplify and partially relax the GDPR and related digital laws and reduce administrative burden, although it is unclear what changes will be made, and if or when the proposed digital omnibus initiative may become law. These developments increase uncertainty with regard to data protection regulation in the E.U. and U.K., and could expose businesses to divergent parallel regimes that may be subject to potentially different interpretations and enforcement actions for certain violations and related uncertainty. The GDPR and U.K. GDPR also impose certain technological requirements that may, from time to time, require us to make changes to our services to enable LivePerson and/or our customers to meet legal requirements and may impact how data protection is addressed in our customer and vendor agreements. E.U. and U.K. regulators have issued numerous fines pursuant to the GDPR and U.K. GDPR, respectively. Ensuring compliance with the GDPR and U.K. GDPR is an ongoing commitment that involves substantial costs, and it is possible that despite our efforts, governmental authorities or third parties will assert that our services or business practices fail to comply. We also must require vendors that process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient, we could be subject to enforcement actions or investigations by Data Protection Authorities (including in the E.U. and U.K.) or lawsuits by private parties, and our business could be negatively impacted.

We are also subject to evolving and uncertain privacy laws on cookies, tracking technologies and e-marketing. For example, in February 2025, the E.U. withdrew a proposed Regulation on Privacy and Electronic Communications (“e-Privacy Regulation”) which would have replaced the E.U.’s Privacy and Electronic Communications Directive (“e-Privacy Directive”) to, among other things, better align with the GDPR, to amend the current e-Privacy Directive’s rules on the use of cookies and other tracking technologies, and to harmonize across current E.U. member state e-privacy data protection laws. Compliance with changes in laws and regulations related to privacy may require significant cost, limit the use and adoption of our services, and require material changes in our business practices that result in reduced revenue. Noncompliance could result in material fines and penalties, litigation, regulatory investigation and/or governmental orders requiring us to change our data practices, which could damage our reputation and harm our business.

Additionally, complexity and regulatory compliance uncertainty under the GDPR regarding certain transfers of personal information from the European Economic Area (the “EEA”) to the United States and certain other third countries remains. For example, on October 7, 2022, President Biden signed an Executive Order on “Enhancing Safeguards for United States Intelligence Activities,” which introduced new redress mechanisms and binding safeguards to address concerns raised in 2020 by the Court of Justice of the European Union in relation to data transfers from the EEA to the United States and which formed the basis of the new E.U.-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as an E.U. GDPR transfer mechanism to U.S. entities self-certified under the DPF. On October 12, 2023, the U.K. Extension to the DPF came into effect (as approved by the U.K. Government), as a U.K. GDPR data transfer mechanism to U.S. entities self-certified under the U.K. Extension to the DPF. We currently rely on the DPF and on a similar Swiss-US Data Privacy Framework to transfer certain personal data from the EEA and Switzerland, respectively to the United States and on the U.K. Extension to the DPF to transfer certain personal data from the U.K. to the United States. We also currently rely on the E.U. standard contractual clauses and the U.K. Addendum to the E.U. standard contractual clauses and the U.K. International Data Transfer Agreement as relevant to transfer personal data outside the EEA and the U.K. with respect to both intragroup and third-party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, the DPF Adequacy Decision is being challenged in the European Court of Justice and we expect international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators.

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

There continues to be an increased focus on laws and regulations related to AI. For example, states, regions and supranational bodies, including the European Union and the United States, have passed or proposed new rules and regulations related to the development and use of AI technology, which cover, among other things, consumer protection, algorithmic accountability, privacy and transparency. In the United States, there is uncertainty at the federal level regarding applicable regulations that will apply to the development and use of AI. In January 2025, the Trump administration rescinded an Executive Order implemented by the Biden administration in 2023 aimed at establishing new standards for AI safety and security, privacy, consumer and employee protection and innovation and competition associated with the use of AI. The Trump administration then issued a new Executive Order that, among other things, directed the heads of various federal governmental bodies to review actions taken under the Biden Executive Order and develop a new action plan with respect to AI-related matters. In December 2025, the Trump administration issued another Executive Order, which, among other things, established an AI Litigation Task Force to challenge state AI laws, and directed the heads of various federal governmental bodies to conduct a comprehensive review of existing state AI laws and draft legislative recommendations for a uniform federal AI framework to preempt conflicting state laws. In Europe, the EU AI Act, enacted on August 1, 2024, began to apply in February 2025, with the remaining requirements to become effective on a staggered basis through August 2027. The EU AI Act establishes, among other things, a risk-based governance framework for regulating AI systems operating in the EU. This framework categorizes AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. The EU AI Act prohibits certain uses of AI systems and places numerous obligations on providers and deployers of permitted AI systems, with heightened requirements based on AI systems that are considered high risk. The EU AI Act establishes requirements for the provision and use of products that leverage AI, machine learning, and similar technologies, including chatbots, with potential fines reaching up to the greater of €35 million and 7% of global income. We may not be able to anticipate how to respond to these rapidly evolving frameworks, which could impact our ability to develop and deploy AI-powered features in a timely manner. Compliance with evolving regulatory requirements may increase our operational costs, and we may need to expend additional resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. This could include requirements to retrain our algorithms, disclose or provide greater transparency regarding the nature of our AI systems and the data we have employed to train them, or prevent or limit our use of AI. Any failure to comply with these regulations or delays in adapting to new requirements could result in penalties, loss of market access, competitive disadvantages, or reputational harm. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI. Additionally, other countries have proposed legal frameworks on AI, which is a trend that is expected to increase, and existing laws and regulations may be interpreted in ways that may affect our use of AI. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business. Our competitors may be developing their own AI products and technologies, which may be superior in features, functionality, compliance readiness, or cost efficiency compared to our offerings, potentially impacting our competitive position. Any of these factors could adversely affect our business, reputation, or operating results.

Further, various federal, state and foreign government bodies and agencies are highly focused on consumer protection initiatives, particularly in light of the increase in new technologies and services that incorporate or use bots, AI and/or machine learning. For example, the California Bolstering Online Transparency Act requires that companies using bots on platforms with more than ten million unique monthly visitors from the U.S. use clear and conspicuous disclosure to inform consumers that they are not speaking to a human, and a similar law went into effect in Maine in June 2025. Similar laws have been enacted in other states or have been proposed from time to time at the state and federal level in recent years. Further, the use of certain AI and machine learning may be subject to laws and evolving regulations, controlling for, among other things, data bias and antidiscrimination. For example, the Federal Trade Commission (“FTC”) enforces consumer protection laws such as Section 5 of the FTC Act, which prohibits unfair and deceptive practices, including use of biased algorithms in AI. The European Commission’s EU AI Act imposes additional restrictions and obligations on providers of AI systems, including increasing transparency so consumers know they are interacting with an AI system, requiring human oversight in AI, and prohibiting certain practices of AI that could lead to physical or psychological harm. Given the increased focus by the FTC and other regulators on the use of AI, it is likely that additional laws, regulations, and standards related to AI may be introduced in the future. Regulation in this area could impact how businesses use our products and services to interact with consumers and how we provide our services to our customers. As regulatory scrutiny of AI continues to grow, we may need to modify or restrict certain AI-driven functionalities in our products or services, which could impact their adoption or effectiveness.

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

Government agencies and regulators have reviewed, are reviewing and will continue to review, the personal data handling practices of companies doing business online, including privacy and security policies and practices. This review may result in new laws or the promulgation of new regulations or guidelines that may apply to our products and services. For example, the State of California and other states have passed laws relating to disclosure of companies’ practices with regard to global opt-

out signals from internet browsers, the ability to delete information of minors, age appropriate design obligations for companies that offer online services, products or features “likely to be accessed” by children, and new data breach notification requirements. Washington State in 2023 enacted the “My Health, My Data Act,” which broadly protects the privacy of certain personal health information and generally requires consent for the collection, use, or sharing of any such information. Similarly, outside the E.U. and the U.S., a number of countries have adopted or are considering privacy laws and regulations that may result in significant greater compliance burdens. Existing and proposed laws and regulations regarding cybersecurity and monitoring of online behavioral data, such as proposed “Do Not Track” regulations, regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices, new and existing tools that allow consumers to block online advertising and other content, and other proposed online privacy legislation could potentially apply to some of our current or planned products and services. Existing and proposed laws and regulations related to email and other categories of electronic spam could impact the delivery of commercial email and other electronic communications by us or on behalf of customers using our services.

The FTC in particular has aggressively investigated and brought enforcement actions against companies that fail to comply with their privacy or data security commitments to consumers, or fail to comply with regulations or statutes such as the Children’s Online Privacy Protection Act (“COPPA”). The FTC adopted amendments to COPPA rules earlier this year to reflect changes in technology that have occurred since the COPPA rules were last updated in 2013. Any investigation or review of our practices may require us to make changes to our products and policies, which could harm our business. Currently there are many proposals by lawmakers and industry groups in this area, both in the United States and overseas, which address the collection, maintenance and use of personal information, web browsing and geolocation data, and establish data security and breach notification requirements. Further, regulators and industry groups have also released self-regulatory principles and guidelines for various data privacy and security practices. Given that this is an evolving and unsettled area of regulation, the imposition of any new significant restrictions or technological requirements could have a negative impact on our business.

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

We are actively involved in a variety of litigation and other legal matters and may be subject to additional legal, administrative, governmental and/or regulatory proceedings, inquiries and investigations as well as actual or threatened litigation, claims and/or demands, which we refer to collectively as Actions. Refer to Note 13 - Legal Matters in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information regarding material ongoing Actions.

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

The continued growth and development of the market for online services may prompt calls for more stringent consumer protection laws or laws that will inhibit the use of internet-based or mobile-based communications or the information contained in these communications or the ways in which information may be collected, stored, used and transferred in the course of providing services. For example, in the United States, the CAN-SPAM Act regulates the transmission and content of commercial emails, and, among other things, obligates the sending of such emails to provide recipients with the ability to opt-out or unsubscribe and other requirements; and COPPA regulates the ability of certain online services to collect or use certain categories of information from children under age 13 absent parental consent. Additionally, several states are considering or have passed social media age design laws that require age verifications and implement additional protections for children. Some of these laws have been halted by courts as violations of the First Amendment, both in regard to age verification and the requirement to disclose documents to the government creating overbroad speech restrictions. The adoption of any additional laws or regulations, or changes to existing laws or regulations or their interpretation or application, may increase our costs of doing business, decrease the expansion of the internet or smartphone usage and, in turn, unfavorably affect demand for our services.

Climate change and environmental and other sustainability regulations or requirements could adversely impact our business.

Climate change has the potential to negatively affect our business and results of operations, cash flows and prospects. The adverse physical impacts of climate change include increased frequency and severity of natural disasters and extreme weather events such as hurricanes, tornados, wildfires (exacerbated by drought), flooding, and extreme heat, which could pose physical risks to the facilities of our global data providers and other suppliers. Such risks include losses incurred as a result of physical damage to facilities, and business interruption caused by such natural disasters and extreme weather events. These risks could disrupt our operations and our supply chain, which may result in increased costs. In addition, our server infrastructure consumes significant energy resources, including those generated by the burning of fossil fuels. Increased energy consumption, including as a result of AI-related growth, climate-change events, energy market volatility and power grid disruptions, may increase costs across our value chain. We also face climate change risks associated with the process of transitioning to a low-carbon economy.

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

We have built, and expect to continue to build, AI into many of our product offerings and we expect this element of our business to grow. We envision a future in which AI operating in our devices, applications and the cloud helps our customers be more productive in their business activities and interactions with consumers. As with many disruptive innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms and models may be flawed, including in ways that may be difficult to anticipate, detect or control. Datasets may be insufficient or contain biased information. Content generated by AI systems may be offensive, illegal, or harmful. Inappropriate or controversial data practices by us or others could impair the acceptance of AI solutions. These deficiencies could undermine the decisions, predictions, or analysis AI applications produce. As a result of these and other challenges associated with innovative technologies, our use of AI systems could subject us to competitive harm, regulatory action, legal liability, including under current and proposed legislation regulating AI in jurisdictions such as the E.U., applications of existing data protection, privacy, intellectual property, and other laws, and brand or reputational harm. Social and ethical issues relating to new and evolving uses of AI that we may offer may result in reputational harm and liability and may cause us to incur additional research and development (“R&D”) costs to resolve such issues.

These risks may be heightened as AI applications are integrated into a broader range of our products and services. The regulatory landscape regarding AI is evolving globally. Potential government regulation related to AI use and ethics may also increase the burden and cost of operations and R&D efforts in this area, and the risk of regulatory compliance issues or other liabilities. Failure to properly remediate AI usage, legal or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our offerings. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact. Inadequate or ineffective AI development, testing, deployment, content labeling, governance, monitoring or oversight, whether by us or others, could result in our solutions not operating as intended or with reduced functionality, reduced acceptance of our products and services or diminished confidence in the decisions, predictions, analysis or other content that our AI applications produce. If we enable or offer AI solutions that have unintended consequences, unintended usage, or are controversial because of their impact on human rights, privacy, employment, intellectual property, or other social issues, we may experience a material adverse effect on our business, results of operations and cash flows.

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

In addition to our operations in the U.S., we have operations in Australia, Bulgaria, Canada, France, Germany, Israel, India, Italy, Japan, Mexico, the Netherlands, Singapore, Spain, and the U.K. We have also invested in global messaging initiatives and in acquisitions. Our ability to expand into international markets is subject to risks, including the possibility that returns on such investments will not be achieved in the near future, or ever, and the difficulty of competing in markets with which we are unfamiliar.

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

In addition, we rely in part on third-party service providers with international operations. If the third party’s operations were disrupted or discontinued due to local instability or political, economic or military conditions or cyber-attacks, including in connection with the Israel-Hamas war, the Russia-Ukraine war or the conflict between the United States and Israel and Iran, then our ability to provide services to some of our customers and the development of new products or enhancement of existing products could be delayed, and our results of operations could be adversely affected.

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

As of December 31, 2025, we had federal net operating loss carryforwards (“NOLs”) of $646.0 million which are available to offset future federal taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Under Section 382 of the Code, our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code, or as a result of a corresponding provision of state law. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. The use of NOLs from acquired businesses may also be limited under Section 382. Federal NOLs generated in taxable years ending on or before December 31, 2017, are eligible to be carried forward for up to 20 tax years (and carried back up to two tax years) following their incurrence. Federal NOLs generated in taxable years ending after December 31, 2017, are eligible to be carried forward indefinitely, but generally may only offset up to 80% of federal taxable income earned in a taxable year. As of December 31, 2025, $67.7 million of our $646.0 million of federal NOLs were generated in taxable years ending on or before December 31, 2017. If our ability to utilize federal NOLs were limited by Section 382 of the Code, it could result in NOLs generated on or before December 31, 2017, expiring unused. Our ability to utilize our NOLs is conditioned upon our maintaining profitability in the future and generating U.S. federal taxable income.

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

A substantial portion of our product development staff, help desk and online sales support operations are located in Israel. As of December 31, 2025, we had 39 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, Hamas, Hezbollah and other armed groups, including the Israel-Hamas war and the ongoing conflict between the United States and Israel and Iran. Furthermore, Iran may be developing nuclear weapons.

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

We have outstanding $20.1 million in aggregate principal amount of 0% Convertible Notes due in December 2026 (“2026 Notes”), $221.9 million in aggregate principal amount of First Lien Convertible Senior Notes due 2029 (“2029 Notes”) and $182.0 million in aggregate principal amount of Second Lien Senior Subordinated Notes due 2029 (the “Second Lien Notes”). The 2029 Notes bear cash interest depending on time- and event-based conditions at a rate ranging from 4.375% to 5%, and paid-in-kind interest at a rate ranging from 7% to 8%. The Second Lien Notes accrue interest at a rate of 10.0% per annum. Prior to March 15, 2027, all of the interest on the Second Lien Notes is payable in-kind. On and after March 15, 2027 and until June 15, 2028, interest will be payable, at our option, in cash or in-kind or partially in cash and partially in-kind. On and after June 15, 2028, until the maturity of the Second Lien Notes, interest on the Second Lien Notes will be payable in cash, or at our option, up to 6.0% per annum in-kind.

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

The terms of our First Lien Convertible Senior Notes due 2029 and 10.0% Second Lien Senior Subordinated Secured Notes require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

The 2029 Notes and Second Lien Notes are guaranteed on a senior basis by certain of our direct and indirect domestic and foreign subsidiaries and secured by first priority security interests in substantially all of the assets of the Company and the subsidiary guarantors, subject to customary exceptions.

The indentures governing the 2029 Notes and Second Lien Notes restrict our ability to, among other things, pursue certain dispositions, mergers or acquisitions, encumber our intellectual property, incur debt, preferred stock or liens, pay dividends or make other payments in respect of our capital stock, or make investments and engage in certain business transactions. The indenture governing the 2029 Notes also includes a financial covenant that requires us at all times to maintain a minimum cash balance of $60.0 million (excluding proceeds of the 2029 Notes). Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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

Holders of our outstanding Notes have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change before the maturity date at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, (including cash and PIK components thereof in the case of the 2029 Notes), if any, plus, in the case of the 2029 Notes, an amount equal to 66% of the remaining future interest payments (including cash and PIK components thereof) that would have been payable through June 15, 2029, discounted at a rate equal to the comparable treasury rate plus 50 basis points. In addition, upon conversion of the 2026 Notes or the 2029 Notes, we are required to make cash payments in respect of the Notes being converted (except, in the case of the 2026 Notes, if we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share)). Further, upon the exercise of the cash-settled warrants, we are required to make cash payments in respect of the cash-settled warrants being exercised (except to the extent that, following payment, we would have “available cash” (as defined therein) of less than $100.0 million, in which case we may defer payment of the settlement amount at an annualized interest rate of 6.0%, compounded monthly).

However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor, to pay cash with respect to the Notes being converted or to pay cash with respect to the cash-settled warrants being exercised. In addition, our ability to repurchase Notes, to pay cash upon conversions of Notes or to pay cash upon exercises of cash-settled warrants may be limited by law, regulatory authority, or agreements governing our indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the governing indenture or to pay any cash upon conversions of Notes as required by the governing indenture would constitute a default under the governing indenture. A default under the governing indenture or the fundamental change itself could also lead to a default under the indenture governing the other series of Notes or agreements governing any future indebtedness. If the payment of any Series of Notes were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds available to repay the Notes, to repurchase the Notes or to pay cash upon conversions of the Notes.

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
•pandemics, epidemics or similar widespread public health concerns; and
•general economic, political and market conditions, such as recessions, political unrest or terrorist attacks, or in the specific locations where we operate, such as the United States and Israel.
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

Our common stock currently is listed on The Nasdaq Global Select Market. We are required to meet specified financial requirements in order to maintain such listing, including a closing bid price of at least $1.00 and a minimum required market value of our publicly-held shares of $15 million. On October 13, 2025, we effected a 1-for-15 reverse stock split of our common stock in order to regain compliance with the minimum bid price requirement.

We can provide no assurance that we will be able to prevent future non-compliance with the listing requirements or that any actions taken by us in an effort to maintain or restore our compliance, including the reverse stock split, will stabilize the market price of our common stock, improve the liquidity of our common stock, prevent our common stock from again dropping below the minimum bid price requirement, prevent future non-compliance with the listing requirements or allow our common stock to remain listed. If we fail to satisfy the minimum bid price requirement again at any time before or on October 13, 2026, we will not be eligible for a 180-day compliance period to regain compliance with the minimum bid price requirement and Nasdaq will take steps to delist our common stock. In addition to satisfying the minimum bid price requirement, we must satisfy minimum financial and other continued listing requirements and standards to maintain a listing with Nasdaq, including those regarding minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, the failure of our common stock to be listed or quoted on any of The Nasdaq Global Select Market, The Nasdaq Global Market or The New York Stock Exchange would constitute a “fundamental change” under the indentures governing the 2026 Notes, the 2029 Notes and the Second Lien Notes which could accelerate the payment of such notes.

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

Risk management and strategy

Our cybersecurity program is designed to protect our information systems from cyber threats and to ensure the confidentiality, integrity and availability of systems and information used, owned or managed by the Company related to our employees, our customers and their users. This involves an ongoing effort to protect against, detect and respond to cybersecurity threats and vulnerabilities. LivePerson maintains a security risk management program that is tasked with determining the cybersecurity threats that pose the greatest risk to the Company. This program is managed by the Security Risk Committee, chaired by the Head of Security (“HOS”), as well as representative members from security, operations, and internal audit leadership. The committee meets at least twice annually. A resultant risk assessment produced by the committee is leveraged to inform senior leadership and our Board of Directors on top areas of risk, as well as to shape the security and technology team’s roadmap.
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

We experience cyber-attacks of varying degrees on a regular basis in the ordinary course of our business. As of the date of this report and for the time period of January 1, 2025, through December 31, 2025, the Company is not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. However, there can be no assurance that we will not be materially affected by such risks in the future. For information on the cybersecurity threats and risks we face and the potential impacts on the business related thereto, see Item 1A. Risk Factors – Risks Related to Security Vulnerabilities and Service Reliability.

Governance

Our information security team is led by our HOS. Mr. Tinwala has over 15 years of information security experience at organizations across multiple industries, including financial services, and holds industry security certifications including Certified Information Systems Security Professional (“CISSP”) and Certified Information Systems Auditor (“CISA”). Many members of the information security team also hold CISSP, CISA and other security related certifications. The information security team is made aware of security risks and incidents through a number of channels and activities:

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

Our Board of Directors takes an active role in overseeing the management of cybersecurity risks to the Company. The information security team provides periodic reports to the Board, the Company’s Chief Executive Officer and other members of senior management, as appropriate. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen its information security systems, assessments of the cybersecurity program and the emerging threat landscape. The cybersecurity program is periodically evaluated by internal and external experts with the results of those reviews reported to senior management and the Board of Directors.

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

As of December 31, 2025, we utilize third-party data centers in the United States, Australia and Europe. We believe that our current facilities properties are in good condition and provide adequate capacity to meet our current needs. If required, we believe that we will be able to obtain suitable additional space on commercially reasonable terms.

Item 3. Legal Proceedings

The material set forth in Note 13 – Legal Matters in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

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

Holders. As of March 6, 2026, there were approximately 127 holders of record of our common stock.

Dividends. We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities. There were no repurchases of the Company’s equity securities during the three months ended December 31, 2025.

Stock Performance Graph. The graph depicted below compares the annual percentage changes in LivePerson’s cumulative total stockholder return with the cumulative total return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Information Technology Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among LivePerson, Inc., the S&P SmallCap 600 Index
and the S&P 500 Information Technology Index

$300
$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
LivePerson, Inc.
S&P SmallCap 600
S&P 500 Information Technology

___________________________

(1)The graph covers the period from December 31, 2020 to December 31, 2025.
(2)The graph assumes that $100 was invested at the market close on December 31, 2020 in LivePerson’s Common Stock, in the Standard & Poor’s SmallCap 600 Index and in the Standard & Poor’s Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared on LivePerson’s Common Stock.
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

This section of this Form 10-K generally discusses 2025 and 2024 items and year over year comparisons between 2025 and 2024. Discussions of 2023 items and the year over year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Key Metrics and Current Trends

Average Annual Revenue Per Enterprise and Mid-market Customer (“ARPC”) and revenue retention are currently the key performance metrics our management uses to assess the health and trajectory of the Company. These metrics should be viewed independently of revenue, deferred revenue and remaining performance obligations. ARPC is a measure of the average recurring revenue per enterprise and mid-market customer over the trailing twelve months. ARPC increased to $680,000 in 2025, as compared to $625,000 in 2024. Revenue retention for our enterprise and mid-market customers on the LivePerson Platform, which represents the trailing-twelve-month change in total revenue from existing customers after upsells, downsells and attrition, was 78%, below our long-range target of 105% to 115%, a decline from the 82% retention rate in 2024.
We continue to observe slower than anticipated renewals and new business bookings, primarily driven by customer uncertainty regarding our financial stability as well as broader macroeconomic and industry factors extending enterprise buying cycles, including for high-value AI solutions, which can require additional approvals related to compliance reviews and other factors, with a corresponding impact on the Company’s revenue.

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

The critical accounting policies, estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

The majority of our revenue is generated from hosted service revenues, including platform access, usage and related professional services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

Hosted Services Revenue

Hosted services revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consists of fees that provide customers access to the LivePerson Platform. We have determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. We recognize this revenue over time on a ratable basis over the contract term, beginning on the date that access to the LivePerson Platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by our performance. Subscription contracts are generally one year or longer in length, billed monthly, quarterly or annually in advance.

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

Goodwill and Long-lived Assets Impairments

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis on October 1, and more frequently whenever events or substantive changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. In performing the goodwill impairment test, we first assess qualitative factors to determine the existence of impairment. If the qualitative factors indicate that the carrying value of a reporting unit more likely than not exceeds its fair value, we proceed to a quantitative test to measure the existence and amount, if any, of goodwill impairment. We may also choose to bypass the qualitative assessment and proceed directly to the quantitative test. In performing the quantitative test, impairment loss is recorded to the extent that the carrying value of the reporting unit exceeds its assessed fair value. In connection with the annual impairment test performed as of October 1, 2025 and the interim test performed as of December 31, 2025 using the quantitative “Step 1” assessment, we determined the fair value of our reporting unit, using both an income approach and a market approach. The fair value determination using an income approach requires management to make significant estimates and assumptions related to forecasts of future revenues, EBITDA and the discount rate. The fair value determination using a market approach requires management to make significant assumptions related to marketplace multiples from within a peer public company group.

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

Senior Notes and Warrants

Convertible Senior Notes due 2029

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

The 2029 Notes issued during 2024 were accounted for as a liability. The transaction was accounted for as a debt extinguishment and a gain on extinguishment was recorded. The Company paid third party fees in connection with the transaction, which were capitalized as debt issuance costs. Unamortized debt issuance costs incurred in connection with securing the Company’s financing arrangements are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. All deferred financing costs are amortized to interest expense. The 2029 Notes include certain embedded features requiring bifurcation. The Company estimates the fair value of these features on a quarterly basis by assessing the likelihood of triggering events. The features do not have material values as of December 31, 2025, but they may have value in the future, should the estimates change, with any change in fair value recorded in the Company’s consolidated statements of operations.

Second Lien Senior Subordinated Secured Notes due 2029

We issued Second Lien Notes as part of our troubled debt restructuring in 2025. They are accounted for as a liability and a troubled debt restructuring gain was recorded in other income (expense), net. The Company paid third party fees in connection with the transaction, which reduced the gain recorded.

Warrants

The cash-settled and share-settled warrants (together, “Warrants”) issued by the Company are classified as current liabilities in the consolidated balance sheets and recorded at their fair value. Changes in fair value are recorded in Other income (expense), net in the Company’s consolidated statements of operations.

See Note 8 – Senior Notes, Capped Call Transactions, Warrants and Preferred Stock and Note 9 - Fair Value Measurements in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information.

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

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(Dollars in thousands)
Revenue	$243,742	$312,474	$(68,732)	(22)%

Revenue decreased by 22% to $243.7 million for the year ended December 31, 2025, from $312.5 million for the year ended December 31, 2024. Hosted services decreased by $54.1 million, primarily driven by customer cancellations and a decrease in customer commitments upon renewal of existing contracts. Included in hosted services is a decrease of $12.0 million in revenue that is variable based on interactions and usage for the year ended December 31, 2025. In addition, Professional Services decreased by $14.7 million for the year ended December 31, 2025. Refer to Key Metrics and Current Trends within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of revenue trends.

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

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(Dollars in thousands)
Cost of revenue	$69,392	$77,395	$(8,003)	(10)%
Percentage of total revenue	28%	25%
Headcount (at period end)	146	187		(22)%

Cost of revenue decreased by 10% to $69.4 million for the year ended December 31, 2025, from $77.4 million for the year ended December 31, 2024. This decrease in expense is primarily attributable to a decrease in salary, stock-based compensation and employee-related expenses of $6.7 million due to restructuring activities, and a decrease in business services and outsourced expenses of $5.1 million, partially offset by an increase in software and hosting expenses of $5.3 million.

Sales and Marketing

Sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(Dollars in thousands)
Sales and marketing	$75,800	$97,337	$(21,537)	(22)%
Percentage of total revenue	31%	31%
Headcount (at period end)	129	224		(42)%

Sales and marketing expenses decreased by 22% to $75.8 million for the year ended December 31, 2025, from $97.3 million for the year ended December 31, 2024. This decrease was primarily attributable to a decrease in salary, stock-based compensation expense and employee-related expenses of $13.0 million due to restructuring activities, a decrease in marketing expenses of $3.3 million, a decrease in software and hosting expenses of $3.0 million, and a decrease in business services and outsourced expenses of $2.2 million.

General and Administrative

Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(Dollars in thousands)
General and administrative	$44,441	$79,761	$(35,320)	(44)%
Percentage of total revenue	18%	26%
Headcount (at period end)	101	132		(23)%

General and administrative expenses decreased by 44% to $44.4 million for the year ended December 31, 2025, from $79.8 million for the year ended December 31, 2024. This is primarily attributable to a decrease in bad debt expense of $14.1 million, a decrease in legal and insurance costs of $12.1 million, a decrease in salary, stock-based compensation expense and employee-related expenses of $4.8 million due to restructuring activities, a decrease in leadership transition costs of $3.0 million, and a decrease in business services and outsourced expenses of $1.0 million, partially offset by an increase in software expenses of $0.5 million. In addition, the Company recognized $1.8 million of post-closing adjustments related to the Kasamba divestiture in 2024 that did not recur in 2025.

Product Development

Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Year Ended December 31,
	2025	2024	% Change	% Change

	(Dollars in thousands)
Product development	$54,706	$79,784	$(25,078)	(31)%
Percentage of total revenue	22%	26%
Headcount (at period end)	239	405		(41)%

Product development costs decreased by 31% to $54.7 million for the year ended December 31, 2025, from $79.8 million for the year ended December 31, 2024. This decrease is primarily related to a decrease in salary, stock-based compensation expense and employee-related expenses of $11.5 million due to restructuring activities, a decrease in software and hosting expenses of $6.8 million, and a decrease in business services and outsourced expenses of $5.5 million.

We continued to make investments in public cloud migration, and in the LivePerson Platform. While innovation remains a core component of our strategy, we are operating in a competitive environment characterized by aggressive investment in artificial intelligence and other technological innovation by competitors with significant resources and investment capital. During the years ended December 31, 2025 and 2024, $11.3 million and $19.3 million was capitalized, respectively.

Depreciation and Amortization

Our depreciation and amortization relates to depreciation and amortization of our property and equipment and to amortization of our intangible assets and finance leases.

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(Dollars in thousands)
Depreciation and amortization	$22,732	$42,272	$(19,540)	(46)%
Percentage of total revenue	9%	14%

Depreciation and amortization costs decreased by 46% to $22.7 million for the year ended December 31, 2025, from $42.3 million for the year ended December 31, 2024. This decrease is primarily related to the reduction in asset balances due to impairments in 2024 of $37.4 million related to intangible assets and $9.5 million related to internal-use software development costs. Refer to Note 5 - Goodwill and Intangible Assets, Net and Note 6 - Property and Equipment, Net for additional information on the impairment charges.

Restructuring Costs

We maintain restructuring initiatives to realign our cost structure with our current business model, in which we have flattened the Company’s organizational structure to align to more efficient sales and service support. While the Company’s restructuring efforts are ongoing, the 2024 restructuring activities were substantially completed by December 31, 2024, and the 2025 restructuring activities were substantially completed by December 31, 2025.

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(Dollars in thousands)
Restructuring costs	$11,667	$11,139	$528	5%
Percentage of total revenue	5%	4%

Restructuring costs increased by 5% to $11.7 million for the year ended December 31, 2025, from $11.1 million for the year ended December 31, 2024. This increase is attributable to a reversal of IT contract termination costs of $1.2 million in the comparable year which did not recur in the current year, partially offset by a decrease in severance and other associated costs of $0.7 million due to fewer reductions in our workforce compared to the year ended December 31, 2024. Refer to Note 12 – Restructuring for additional information about the restructuring initiative.

Impairment of Goodwill

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(Dollars in thousands)
Impairment of goodwill	$41,595	$60,551	$(18,956)	(31)%
Percentage of total revenue	17%	19%

Goodwill impairment was $41.6 million for the year ended December 31, 2025, as a result of our interim impairment test during the fourth quarter of fiscal 2025. Goodwill impairment was $60.6 million for the year ended December 31, 2024, primarily related to goodwill impairment of $56.9 million as a result of our impairment test on October 1, 2024, and to a lesser extent, goodwill impairment of $3.6 million related to the WildHealth business, which was sold during the second quarter of 2024. Refer to Note 5 - Goodwill and Intangible Assets, Net, for additional information about the impairments.

Impairment of Intangibles and Other Assets

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(Dollars in thousands)
Impairment of intangibles and other assets	$2,108	$46,872	$(44,764)	(96)%
Percentage of total revenue	1%	15%

Impairment of intangibles and other assets was $2.1 million for the year ended December 31, 2025, related to pending patents. Impairment of intangibles and other assets was $46.9 million and consisted of non-cash charges of $23.7 million related to developed technology, $11.0 million related to customer relationships, $0.5 million related to trademarks, $9.5 million related to property and equipment - internal-use software development costs, and $2.2 million attributable to the intangible assets associated with our WildHealth reporting unit, which was fully divested during 2024. Refer to Note 5 - Goodwill and Intangible Assets, net, for additional information about the impairments.

Total Other Income, net

Interest expense represents interest expense from our senior notes, and amortization of debt issuance costs and debt discount. Interest income represents interest earned from cash deposits. Other income (expense), net consists primarily of fair value adjustments for our Warrants and foreign currency gains and losses.

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(Dollars in thousands)
Interest expense	$(31,530)	$(14,486)	$(17,044)	(118)%
Interest income	4,751	5,860	(1,109)	(19)%
Gain on troubled debt restructuring	27,720	—	27,720	—%
Gain on debt extinguishment	—	73,083	(73,083)	(100)%
Other income (expense), net	13,977	(12,800)	26,777	209%
Total other income, net	$14,918	$51,657	$(36,739)	(71)%

Total other income, net decreased by $36.7 million to $14.9 million for the year ended December 31, 2025 from $51.7 million for the year ended December 31, 2024. The decrease is primarily due to a gain of $27.7 million on the troubled debt restructuring in the current period compared to a gain on debt extinguishment of $73.1 million in the comparable period. In addition, interest expense was higher in the current period by $17.0 million, primarily related to the issuance of the 2029 Notes in June 2024 and Delayed Draw Notes in December 2024. These were partially offset by a $13.2 million favorable adjustment to the fair value of our Warrants in the current period, compared to an unfavorable adjustment of $12.2 million in the comparable period. The remaining amount of total other income, net, is attributable to interest income on our money market accounts, and the impact of currency rate fluctuations.

Provision For Income Taxes

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(Dollars in thousands)
Provision for income taxes	$3,452	$2,735	$717	26%

We had a provision for income taxes of $3.5 million and $2.7 million for the years ended December 31, 2025 and 2024, respectively. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate, valuation allowance recorded against losses generated in the U.S. and Germany, a tax benefit related to an increase in tax receivables, and changes to unrecognized tax benefits in Israel. The overall tax provision recorded represents tax on non-U.S. earnings in the various jurisdictions in which we operate and the provision for U.S. state and local impacts. The total tax expense associated with non-U.S. jurisdictions is relatively consistent between periods.

Liquidity and Capital Resources

The following describes the Company’s cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

	(In thousands)
Net cash used in operating activities	$(30,435)	$(15,130)
Net cash used in investing activities	(13,727)	(28,216)
Net cash (used in) provided by financing activities	(45,503)	14,972

As of December 31, 2025, we had $95.0 million in cash and cash equivalents, a decrease of $88.2 million from December 31, 2024. The decrease is primarily attributable to cash paid of $45.0 million related to the troubled debt restructuring, various uses of cash for operating purposes, and purchases of property and equipment and capitalization of internal-use software development costs of $12.1 million.

Cash Flows from Operating Activities

Net cash used in operating activities was $30.4 million in the year ended December 31, 2025. Our net loss was $67.2 million, which includes the effect of non-cash expenses related to goodwill impairment of $41.6 million, depreciation and amortization of $22.0 million, non-cash interest expense of $15.3 million, stock-based compensation of $14.3 million, and amortization of debt issuance costs and accretion of discount of $7.6 million. These items were partially offset by a gain on troubled debt restructuring of $42.4 million and a gain on change in fair value of Warrants of $13.2 million. Net cash used in operating activities was further driven by a decrease in accounts payable, accrued expenses and other current liabilities of $19.8 million, a decrease in deferred revenue of $4.3 million, and a decrease in other liabilities of $3.7 million, partially offset by a decrease in contract acquisition costs of $10.4 million and a decrease in prepaid expenses and other current assets of $3.6 million.

Net cash used in operating activities was $15.1 million in the year ended December 31, 2024. Our net loss was $134.3 million, which includes the effect of non-cash expenses related to depreciation and amortization of $30.3 million, amortization of intangible assets and finance leases of $12.0 million, change in the fair value of Warrants of $12.2 million, non-cash interest expense of $5.8 million, amortization of debt issuance costs and accretion of discount of $4.5 million, allowance for credit losses of $15.0 million, and stock-based compensation of $22.0 million. In addition, we recorded a goodwill impairment of $60.6 million, and intangible and other assets impairments of $46.9 million primarily related to our developed technology and customer relationships, and to a lesser extent, related to our WildHealth reporting unit and internal-use software development costs. These items were partially offset by a gain on repurchase of convertible notes of $73.1 million. Net cash used in operating activities was further driven by a decrease in accounts payable, accrued expenses and other current liabilities of $44.5 million and a decrease in deferred revenue of $23.1 million, partially offset by a decrease in accounts receivable of $37.5 million, a decrease in prepaid expenses and other current assets of $7.3 million, and a decrease in contract acquisition costs of $3.3 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $13.7 million in the year ended December 31, 2025 which was primarily driven by purchases of property and equipment and capitalization of internal-use software development costs.

Net cash used in investing activities was $28.2 million in the year ended December 31, 2024 which was primarily driven by purchases of property and equipment and capitalization of internal-use software development costs.

Cash Flows from Financing Activities

Net cash used in financing activities was $45.5 million in the year ended December 31, 2025 which was primarily driven by payments to lenders of $45.0 million related to the troubled debt restructuring.

Net cash provided by financing activities was $15.0 million in the year ended December 31, 2024, which was primarily driven by proceeds from issuance of 2029 Notes of $50.0 million, and proceeds from the Delayed Draw Notes of $50.0 million. These proceeds were partially offset by full repayment of the 0.750% Convertible Senior Notes due 2024 (the “2024 Notes”) of $72.5 million, repurchases of the 2026 Notes of $4.9 million, and payment of debt issuance costs of $7.6 million.

We have incurred significant expenses to develop our technology and services and to hire employees in our customer service and sales and marketing departments, as well as acquisition costs and non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of December 31, 2025, we had an accumulated deficit of $1,058.5 million.

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

The indenture governing the 2029 Notes includes a financial covenant that requires the Company to maintain a minimum cash balance of $60.0 million (excluding the proceeds of the 2029 Notes) at all times. Proceeds of the 2029 Notes may be used only to (i) pay interest, or cash settle, the 2029 Notes, (ii) cash settle the Warrants, (iii) exchange, repurchase, redeem, replace or otherwise refinance 2026 Notes (or refund or replenish cash of the Company or any of its subsidiaries used to do so), or (iv) pay or reimburse certain fees, costs and expenses related to the foregoing and the other transactions contemplated by the Exchange and Purchase Agreement as amended or otherwise modified from time to time.

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
Capital Expenditures

Total capital expenditures in 2025 were $12.1 million, primarily related to internal-use software development costs. We anticipate that our current cash and cash equivalents and cash from operations will be sufficient to fund our capital expenditures for at least the next 12 months.

Indemnifications

We enter into service and license agreements in the ordinary course of business. Pursuant to some of these agreements, we agree to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using our products.

We also have agreements whereby certain of our officers and our directors are indemnified for certain events or occurrences. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid subject to customary deductibles. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Currently, we have no liabilities recorded for these agreements as of December 31, 2025.

Contractual Obligations

Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2025, the value of our non-cancelable unconditional purchase obligations was $74.4 million, primarily relating to contracts with vendors in connection with IT infrastructure. See Note 10 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information regarding our purchase obligations.

We also lease certain facilities under non-cancelable operating lease arrangements that expire at various dates through 2027. See Note 1 – Description of Business and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information regarding our lease obligations.

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

Collection Risks

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During 2025, we reduced our allowance for credit losses from $8.6 million to $4.5 million. During 2024, we reduced our allowance for credit losses from $9.3 million to $8.6 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for credit losses on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written off and charged against the applicable recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for credit losses when accounts previously reserved have been collected.

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

To the Board of Directors and Stockholders
LivePerson, Inc.
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LivePerson, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2026 expressed an unqualified opinion thereon.

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

Evaluation of Embedded Features in Second Lien Notes
As described in Notes 1 and 8 to the consolidated financial statements, on the Exchange Closing Date, the Company issued $115.0 million in aggregate principal amount of Second Lien Notes as part of the September 2025 Debt Exchange transaction.

The Company evaluates convertible debt instruments and related transactions at inception to determine if those contracts include embedded features that should be bifurcated as an embedded derivative.

The terms of the Second Lien Notes provide for redemption at the option of the Company or the Holder in certain circumstances.

No embedded features were bifurcated from the Second Lien Notes as the September 2025 Debt Exchange was accounted for as a troubled debt restructuring and the Company recognized a gain in connection with the issuance of the Second Lien Notes.

We identified the evaluation of whether the embedded redemption features included in the Second Lien Notes should be bifurcated as embedded derivatives as a critical audit matter. Determining whether the embedded features included in the Second Lien Notes should be bifurcated and accounted for separately as derivatives involved the use of significant judgment in the application of highly complex accounting standards. Auditing these elements involved especially complex auditor judgment due to the nature and extent of audit effort required to evaluate management’s application of complex accounting standards.

The primary procedures we performed to address this critical audit matter included:
•Reading and analyzing the relevant agreements to identify relevant terms and conditions that affect whether the embedded redemption features in the Second Lien Notes should be bifurcated.

•With the assistance of professionals in our firm having expertise in the relevant technical accounting, we evaluated the Company’s conclusions regarding whether the embedded features should be bifurcated and accounted for as derivatives under accounting principles generally accepted in the United States of America.

Impairment Testing of Goodwill
As described in Note 5 to the consolidated financial statements, the Company’s consolidated goodwill, net balance as of December 31, 2025 was $184.9 million. In connection with the annual impairment test completed as of October 1, 2025 and the interim impairment test performed at December 31, 2025, the Company determined the fair value of its reporting unit using both an income approach and a market approach. The fair value determination using an income approach requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and the discount rate. The discount rate used in the income approach model in connection with the interim impairment testing included a risk premium. As a result of the annual impairment test, no impairment was identified, as the fair value of the Company’s reporting unit exceeded its carrying value. As a result of the interim impairment test, the Company recorded a non-cash impairment charge of $41.6 million in the consolidated statements of operations during the year ended December 31, 2025, to recognize the impairment of goodwill in the Company’s one reporting unit.

We identified the annual impairment test and interim impairment test as critical audit matters. Determining the fair value of the reporting unit for the annual impairment test and interim impairment test using an income approach required significant judgment due to the subjectivity and uncertainty involved in making significant assumptions related to (i) forecasts of future revenues for certain years used in the annual impairment test and the (ii) discount rates used in both the annual and December 31, 2025 interim impairment tests. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address these critical audit matters included:
•Evaluating the reasonableness of the assumptions regarding forecasts of future revenues for certain years used in the annual impairment test by evaluating the assumptions for consistency with: (i) historical results and recent experience, taking into account changes in conditions and events affecting the Company and (ii) the Company’s objectives and strategies and by recomputing forecasted revenue.

•Testing the accuracy and completeness of expiring customer contracts on a sample basis by agreeing the information to the customer contracts used by management to determine the forecasts of future revenues for certain years used in the annual impairment test.

•Utilizing personnel with specialized knowledge and skills in valuation to evaluate the reasonableness of the discount rates utilized in the income approach in connection with the annual impairment testing and interim impairment testing by (i) using certain market information to develop an expectation of the discount rate for comparison to management’s selected discount rate, and (ii) assessing the risk premium based on qualitative facts and circumstances.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2005.
New York, New York
March 13, 2026

LIVEPERSON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$95,004	$183,237
Accounts receivable, net of allowances of $4,451 and $8,627 as of December 31, 2025 and 2024, respectively	27,014	28,737
Prepaid expenses and other current assets (Note 1)	15,100	19,250
Total current assets	137,118	231,224
Property and equipment, net (Note 6)	90,389	100,557
Contract acquisition costs, net (Note 2)	23,951	33,559
Intangible assets, net (Note 5)	13,409	15,070
Goodwill, net (Note 5)	184,902	222,554
Deferred tax assets, net (Note 14)	4,511	4,411
Other assets	387	403
Total assets	$454,667	$607,778
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,522	$15,378
Accrued expenses and other current liabilities (Note 7)	38,700	66,582
Deferred revenue (Note 2)	54,295	57,980
Current portion of long-term debt (Note 8)	20,052	—
Total current liabilities	122,569	139,940
Senior notes, net of current portion (Note 8)	371,732	527,070
Deferred tax liabilities (Note 14)	4,196	3,542
Other liabilities	665	4,542
Total liabilities	499,162	675,094
Commitments and contingencies (Notes 10 and 13)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value - 5,000,000 shares authorized; none issued and outstanding as of both December 31, 2025 and 2024	—	—
Common stock, $0.001 par value - 20,000,000 and 13,333,333 shares authorized; 12,223,729 and 6,263,782 shares issued, and 12,039,325 and 6,079,378 shares outstanding as of December 31, 2025 and 2024, respectively	173	94
Treasury stock, at cost; 184,404 shares as of December 31, 2025 and 2024	(3)	(3)
Additional paid-in capital	1,021,076	936,047
Accumulated deficit	(1,058,494)	(991,261)
Accumulated other comprehensive loss	(7,247)	(12,193)
Total stockholders’ equity (deficit)	(44,495)	(67,316)
Total liabilities and stockholders’ equity (deficit)	$454,667	$607,778

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023

Revenue	$243,742	$312,474	$401,983
Costs, expenses and other:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	69,392	77,395	116,060
Sales and marketing	75,800	97,337	122,574
General and administrative	44,441	79,761	91,166
Product development	54,706	79,784	103,863
Depreciation and amortization	22,732	42,272	54,753
Restructuring costs	11,667	11,139	22,664
Impairment of goodwill	41,595	60,551	11,895
Impairment of intangibles and other assets	2,108	46,872	7,974
Loss (gain) on divestiture	—	558	(17,591)
Total costs, expenses and other	322,441	495,669	513,358
Loss from operations	(78,699)	(183,195)	(111,375)
Other income, net:
Interest expense	(31,530)	(14,486)	(4,882)
Interest income	4,751	5,860	9,551
Gain on troubled debt restructuring	27,720	—	—
Gain on debt extinguishment	—	73,083	7,200
Other income (expense), net	13,977	(12,800)	3,234
Total other income, net	14,918	51,657	15,103
Loss before provision for income taxes	(63,781)	(131,538)	(96,272)
Provision for income taxes	3,452	2,735	4,163
Net loss	$(67,233)	$(134,273)	$(100,435)

Net loss per share of common stock:
Basic	$(8.57)	$(22.70)	$(19.17)
Diluted	$(12.39)	$(22.70)	$(19.17)
Weighted-average shares used to compute net loss per share:
Basic	7,843,700	5,914,344	5,239,552
Diluted	8,640,730	5,914,344	5,239,552

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2025	2024	2023

Net loss	$(67,233)	$(134,273)	$(100,435)
Foreign currency translation adjustment	4,946	(3,709)	2,193
Total comprehensive loss	$(62,287)	$(137,982)	$(98,242)

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at December 31, 2022	5,223,399	$78	(184,404)	$(3)	$771,052	$(692,362)	$(10,677)	$68,088
Common stock issued upon exercise of stock options	4,449	—	—	—	175	—	—	175
Common stock issued upon vesting of restricted stock units	102,214	2	—	—	(2)	—	—	—
Stock-based compensation	—	—	—	—	35,483	—	—	35,483
Issuance of common stock in connection with acquisitions	686,492	10	—	—	38,418	—	—	38,428
Common stock issued under Employee Stock Purchase Plan (“ESPP”)	23,680	1	—	—	1,715	—	—	1,716
Activity related to divestiture	—	—	—	—	66,681	(64,191)	57	2,547
Net loss	—	—	—	—	—	(100,435)	—	(100,435)
Other comprehensive income	—	—	—	—	—	—	2,136	2,136
Balance at December 31, 2023	6,040,234	$91	(184,404)	$(3)	$913,522	$(856,988)	$(8,484)	$48,138
Common stock issued upon exercise of stock options	1	—	—	—	—	—	—	—
Common stock issued upon vesting of restricted stock units	201,232	3	—	—	(3)	—	—	—
Stock-based compensation	—	—	—	—	21,989	—	—	21,989
Common stock issued under ESPP	22,315	—	—	—	419	—	—	419
Other	—	—	—	—	120	—	—	120
Net loss	—	—	—	—	—	(134,273)	—	(134,273)
Other comprehensive loss	—	—	—	—	—	—	(3,709)	(3,709)
Balance at December 31, 2024	6,263,782	$94	(184,404)	$(3)	$936,047	$(991,261)	$(12,193)	$(67,316)
Common stock issued in connection with debt transaction	3,698,788	56	—	—	49,325	—	—	49,381
Conversion of preferred stock to common stock	1,547,840	15	—	—	20,648	—	—	20,663
Common stock issued upon vesting of restricted stock units	592,507	7	—	—	(7)	—	—	—
Stock-based compensation	—	—	—	—	14,105	—	—	14,105
Common stock issued under ESPP	120,812	1	—	—	958	—	—	959
Net loss	—	—	—	—	—	(67,233)	—	(67,233)
Other comprehensive income	—	—	—	—	—	—	4,946	4,946
Balance at December 31, 2025	12,223,729	$173	(184,404)	$(3)	$1,021,076	$(1,058,494)	$(7,247)	$(44,495)
See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023

OPERATING ACTIVITIES:
Net loss	$(67,233)	$(134,273)	$(100,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,256	21,989	11,854
Depreciation and amortization	21,975	30,310	32,557
Reduction of operating lease right-of-use assets	17	4,059	—
Amortization of purchased intangible assets and finance leases	757	11,962	22,196
Amortization of debt issuance costs and accretion of debt discount	7,614	4,513	4,043
Impairment of goodwill	41,595	60,551	11,895
Impairment of intangibles and other assets	2,108	46,872	7,974
Change in fair value of Warrants	(13,202)	12,232	—
Change in fair value of contingent consideration	—	—	4,629
Gain on troubled debt restructuring	(42,429)	—	—
Gain on debt extinguishment	—	(73,083)	(7,200)
Non-cash interest expense	15,263	5,810	—
Allowance for credit losses	866	14,959	3,319
Loss (gain) on divestiture	—	558	(17,591)
Deferred income taxes	622	623	1,046
Equity loss in joint venture	—	—	2,264
Changes in operating assets and liabilities:
Accounts receivable	1,160	37,548	1,457
Prepaid expenses and other current assets	3,591	7,300	(3,411)
Contract acquisition costs	10,383	3,331	4,992
Other assets	34	652	1,361
Accounts payable, accrued expenses and other current liabilities	(19,823)	(44,518)	10,773
Deferred revenue	(4,315)	(23,058)	(3,169)
Operating lease liabilities	(14)	(4,868)	(523)
Other liabilities	(3,660)	1,401	(7,796)
Net cash used in operating activities	(30,435)	(15,130)	(19,765)
INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized internal-use software development costs	(12,088)	(25,142)	(28,657)
Proceeds from divestiture	—	—	13,819
Purchases of intangible assets	(1,639)	(3,074)	(4,004)
Net cash used in investing activities	(13,727)	(28,216)	(18,842)
FINANCING ACTIVITIES:
Payment on settlement of warrants	(1,297)	—	—
Payment in connection with troubled debt restructuring	(45,000)	—	—
Proceeds from issuance of 2029 convertible senior notes	—	100,000	—
Payment for repurchase of 2024 convertible senior notes	—	(72,492)	(149,702)
Payment for repurchase of 2026 convertible senior notes	—	(4,901)	—
Payment of debt issuance costs	—	(7,584)	—
Principal payments for finance leases	(26)	(401)	(3,330)

	Year Ended December 31,
	2025	2024	2023

Proceeds from issuance of common stock in connection with the exercise of options and ESPP	820	350	1,890
Net cash (used in) provided by financing activities	(45,503)	14,972	(151,142)
Effect of foreign exchange rate changes on cash and cash equivalents	1,432	(1,314)	465
Net decrease in cash, cash equivalents, and restricted cash	(88,233)	(29,688)	(189,284)
Cash classified within current assets held for sale	—	—	10,011
Cash, cash equivalents, and restricted cash - beginning of year	183,237	212,925	392,198
Cash, cash equivalents, and restricted cash - end of year	$95,004	$183,237	$212,925

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$95,004	$183,237	$210,782
Restricted cash	—	—	2,143
Total cash, cash equivalents, and restricted cash	$95,004	$183,237	$212,925

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net	$1,207	$1,886	$1,858
Cash paid for interest	9,220	3,710	1,235

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Second Lien Notes due 2029 in connection with troubled debt restructuring	$115,000	$—	$—
Issuance of preferred stock in connection with troubled debt restructuring	20,664	—	—
Issuance of common stock in connection with troubled debt restructuring	49,380	—	—
Purchase of property and equipment and intangible assets in accounts payable	264	1,093	2,088
Right-of-use assets obtained in exchange for operating lease liabilities	—	100	5,198
Right-of-use assets obtained in exchange for finance lease liabilities	—	—	3,693

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

Basis of Presentation

In October 2025, the Company effected a 1-for-15 reverse stock split (the “Reverse Stock Split”) of its issued common stock. As a result, every 15 shares of its issued common stock were combined into one share of common stock. No fractional shares of the Company’s common stock were issued as a result of the Reverse Stock Split. Each stockholder who would otherwise have been entitled to receive a fractional share as a result of the Reverse Stock Split received a cash payment equal to the product obtained by multiplying the number of shares of common stock held by such stockholder before the Reverse Stock Split that would otherwise have been exchanged for such fractional share interest by the closing price per share of the common stock as reported on the Nasdaq Global Select Market on October 10, 2025. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of, or notional shares underlying, all outstanding warrants to purchase shares of the Company’s common stock. In addition, the number of authorized shares of common stock was proportionately reduced. Proportionate adjustments were also made to (i) the number of shares of common stock available for issuance under the Company’s equity plans, (ii) the number of shares underlying, and the exercise prices of, outstanding equity awards, as applicable, that have been previously granted under such equity plans or other arrangements, (iii) the number of shares or notional shares underlying, and the exercise prices of, the Company’s outstanding warrants, (iv) the number of shares or notional shares underlying, and the conversion prices of, the Company’s outstanding convertible notes and (v) the number of rights outstanding pursuant to the Company’s Tax Benefits Preservation Plan, in each case in accordance with their respective terms. The Reverse Stock Split did not affect the par value of the common stock or the number of shares of preferred stock that the Company is authorized to issue under its certificate of incorporation. These notes to the consolidated financial statements and the accompanying consolidated financial statements give retroactive effect to the Reverse Stock Split for all periods presented.

Principles of Consolidation

The consolidated financial statements reflect the operations of LivePerson and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on previously reported net loss or equity.

Related Parties
Related parties include entities related to the Company’s directors or main stockholders as well as, in the past, equity method affiliates. During the year ended December 31, 2023, the Company provided services to Claire Holdings, Inc. (“Claire”), an equity method affiliate, in exchange for fees through certain commercial arrangements. These arrangements facilitated Claire’s build out and operations.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the joint venture agreement relating to the formation of Claire, the Company entered into commercial agreements with Claire, under which the Company agreed to provide custom software development and managed services in exchange for fees governed by the terms and conditions set forth therein. In accordance with guidance under ASC 606, Claire was considered a customer of the Company. No services were provided to Claire for the years ended December 31, 2025 or 2024, compared to revenues of $3.8 million for the year ended December 31, 2023.

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

Foreign Currency Translation
The Company’s operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the United States of America (“U.S.”) dollar (the reporting currency) for inclusion in the Company’s consolidated financial statements. Income, expenses, and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders’ equity (deficit). Foreign exchange transaction gains or losses are included in Other income (expense), net in the accompanying consolidated statements of operations, and were not material for the years ended December 31, 2025, 2024 and 2023.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents, which primarily consist of money market funds, are recorded at cost, which approximates fair value. Restricted cash primarily related to funds held in connection with the divestiture of Kasamba. Risks associated with cash and cash equivalents are mitigated by banking with creditworthy institutions. Such balances with any one institution may, at times, be in excess of federally insured amounts.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Prepaid Expenses and Other Current Assets

The following table presents the detail of prepaid expenses and other current assets as of the dates presented:

	December 31,
	2025	2024

	(In thousands)
Prepaid software maintenance	$8,788	$9,868
VAT receivable	3,279	2,452
Other prepaid expenses	1,550	2,910
Other current assets	1,483	4,020
Total prepaid expenses and other current assets	$15,100	$19,250

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis on October 1, and more frequently whenever events or substantive changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value in accordance with ASC 820, Fair Value Measurement. In performing the goodwill impairment test, the Company first assesses qualitative factors to determine the existence of impairment. If the qualitative factors indicate that the carrying value of a reporting unit more likely than not exceeds its fair value, the Company proceeds to a quantitative test to measure the existence and amount, if any, of goodwill impairment. The Company may also choose to bypass the qualitative assessment and proceed directly to the quantitative test. In performing the quantitative test, impairment loss is recorded to the extent that the carrying value of the reporting unit exceeds its assessed fair value.

In connection with the annual impairment test performed as of October 1, 2025 and the interim test performed as of December 31, 2025 using the quantitative “Step 1” assessment, the Company determined the fair value of its reporting unit, using both an income approach and a market approach. The income approach uses a discounted cash flow model that reflects our assumptions regarding revenue growth rates, operating margins, risk-adjusted discount rate, economic and market trends and other expectations about the anticipated operating results of the reporting unit. Under the market approach, we estimate the fair value based on market multiples of revenues derived from comparable publicly traded companies with operating characteristics similar to the reporting unit. See Note 5 – Goodwill and Intangible Assets, Net for additional information.

Long-lived Assets

Intangible assets

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360-10-35, Accounting for Impairment or Disposal of Long-Lived Assets. The Company’s capitalized patents are stated at cost, which approximates fair value at inception, and are amortized on a straight-line basis over their estimated economic lives, which is approximately 11 years on a weighted average basis. See Note 5 – Goodwill and Intangible Assets, Net for additional information.

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Long-lived assets, such as property and equipment including internal-use software development costs, right of use assets and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized at the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.

Senior Notes and Warrants

Second Lien Senior Subordinated Secured Notes due 2029

The Company issued Second Lien Notes as part of the troubled debt restructuring in 2025. They are accounted for as a liability and a troubled debt restructuring gain was recorded in other income (expense), net. The Company paid third party fees in connection with the transaction, which reduced the gain recorded.

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

The First Lien Convertible Senior Notes due 2029 (the “2029 Notes”) issued during 2024 were accounted for as a liability. The transaction was accounted for as a debt extinguishment and a gain on extinguishment was recorded. The Company paid third party fees in connection with the transaction, which were capitalized as debt issuance costs. Unamortized debt issuance costs incurred in connection with securing the Company’s financing arrangements are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. All deferred financing costs are amortized to interest expense. The 2029 Notes include certain embedded features requiring bifurcation. The Company estimates the fair value of these features on a quarterly basis by assessing the likelihood of triggering events. The features do not have material values as of December 31, 2025 and 2024, but they may have value in the future, should the estimates change, with any change in fair value recorded in the Company’s consolidated statements of operations.

Warrants

The Company accounts for warrants as either stock-settled or cash-settled instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in Financial Accounting Standards Board ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Contracts in Entity’s Own Equity. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815-40, including whether the warrants are indexed to the Company’s own stock and whether the events where holders of the warrants could potentially require net cash settlement are within the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance. Warrants that meet all of the criteria for equity classification are recorded as a component of additional paid-in capital at the time of issuance and are not remeasured. Warrants that do not meet the required criteria for equity classification are classified as liabilities. The Company adjusts such warrants to fair value at each reporting period until the warrants are exercised or expire.

The Warrants issued by the Company are classified as current liabilities in the consolidated balance sheets and recorded at their fair value. Changes in fair value are recorded in the Company’s consolidated statements of operations.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
See Note 8 – Senior Notes, Capped Call Transactions, Warrants and Preferred Stock and Note 9 – Fair Value Measurements for additional information.

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

Fiscal 2024 Divestiture

In the second quarter of 2024, the Company completed the sale to a third party of 100% of the equity in its WildHealth reporting unit (“WildHealth”), which was created by the acquisition of WildHealth, Inc. in 2022. Pursuant to ASC Subtopic 205-20, Presentation of Financial Statements - Discontinued Operations, the divestiture did not meet the criteria for presentation as a discontinued operation. WildHealth was part of the Business segment and was a separate reporting unit. The transaction resulted in a loss of $0.6 million which was recognized and presented separately in Loss (gain) on divestiture on the Company’s consolidated statements of operations for the year ended December 31, 2024. Subsequent to the closing, the Company does not have ongoing involvement or arrangements with WildHealth.

Fiscal 2023 Divestiture

In the first quarter of 2023, the Company completed the sale of Kasamba, Inc. and Kasamba LTD (together, “Kasamba”) to Ingenio, LLC, for $16.9 million which was received in cash upon closing; and $2.6 million deferred payment to be received within a year of the close transaction date. Cash of $2.0 million was classified as Cash and cash equivalents on the consolidated balance sheet as of December 31, 2024 and was released in June 2024. The transaction resulted in a gain of $17.6 million, which was presented separately in Loss (gain) on divestiture on the Company’s consolidated statements of operations during the year ended December 31, 2023. During the year ended December 31, 2024, the Company recognized $1.8 million of post-closing adjustments pertaining to the final agreement amount which is recorded in General and administrative expenses in the consolidated statements of operations.

Advertising

The Company expenses the cost of advertising and promoting its services as incurred in Sales and marketing expense on the consolidated statements of operations. Such costs totaled $1.8 million, $5.1 million, and $10.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In accordance with ASC 718-10, Compensation - Stock Compensation, the Company measures stock-based awards at fair value and recognizes compensation expense for all stock-based payment awards made to its employees and directors, including employee stock options. See Note 11 – Stockholders’ Equity for additional information.

Leases

The Company has non-cancelable operating and finance leases for its corporate offices and other service agreements. Its leases have remaining lease terms of approximately 1 year, some of which include options to extend. The Company uses the non-cancelable lease term when recognizing the right-of-use (“ROU”) assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised.

Lease costs were $9.4 million, $10.6 million and $15.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Weighted average remaining lease terms for operating leases were 1.1 years and 0.3 years as of December 31, 2025 and 2024, respectively, and for finance leases were 0.0 years and 0.8 years as of December 31, 2025 and 2024, respectively. The weighted average discount rates were 7% for operating and finance leases as of both December 31, 2025 and 2024.

Operating and finance ROU assets, and operating and finance lease liabilities were not material as of December 31, 2025 and 2024, and future minimum lease payments under non-cancelable operating and finance leases are not material.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. The Company adopted this guidance in the fourth quarter of 2025 on a prospective basis, with disclosures related to the current year presented in accordance with the new standard. Adoption of the guidance did not have a material impact on the Company’s consolidated financial statements; however the disclosures in Note 14 - Income Taxes have been expanded.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which seeks to make incremental improvements to GAAP on a broad range of topics arising from technical corrections, unintended application of guidance, clarifications and other minor improvements. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026, with early adoption permitted, and can be applied on an issue-by-issue basis, prospectively or retrospectively. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements which improves the navigability of the required interim disclosures and clarifies when that guidance is applicable. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and can be applied prospectively or retrospectively. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to project stages related to internal-use software development. An entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which seeks to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this update are effective for annual periods beginning after December 15, 2025, and early adoption is permitted. ASU 2024-04 can be applied prospectively or retrospectively. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which seeks to expand disclosures about a public entity’s expenses, including more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, sales and marketing, general and administrative, and research and development). The amendments in this update are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. ASU 2024-03 should be applied retrospectively. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

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

Total revenue of $243.7 million, $312.5 million, and $402.0 million was recognized during the years ended December 31, 2025, 2024, and 2023, respectively. No single customer accounted for 10% or more of total revenue for the years ended December 31, 2025, 2024 and 2023.

None of the Company’s contracts contain a significant financing component.

Hosted Services Revenue

Hosted services revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consists of fees that provide customers access to the LivePerson Platform, the Company’s enterprise-class digital customer conversation platform. The Company has determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. The Company recognizes this revenue over time on a ratable basis over the contract term, beginning on the date that access to the LivePerson Platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by the Company’s performance. Subscription contracts are generally one year or longer in length, billed monthly, quarterly or annually in advance.

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

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Revenue:
Hosted services (1)	$207,603	$261,682	$332,971
Professional services	36,139	50,792	69,012
Total revenue	$243,742	$312,474	$401,983

(1) On March 20, 2023, the Company completed the sale of Kasamba and therefore ceased recognizing revenue related to Kasamba effective on the transaction close date. This sale eliminated the entire Consumer segment, as a result of which revenue is presented within a single consolidated segment. Hosted services included $7.1 million for the year ended December 31, 2023 relating to Kasamba.

Remaining Performance Obligation

As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $175.6 million. Approximately 98% of the Company’s remaining performance obligations are expected to be recognized

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
during the next 24 months, with the balance recognized thereafter. The disclosed amount represents contracted revenue that has not yet been recognized and does not include contract amounts that are cancelable by the customer, amounts associated with optional renewal periods, and amounts related to performance obligations that are billed and recognized as performed.

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

Revenue by Geographic Location

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s revenues attributable to operations by region for the periods presented:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Americas (1)	$134,431	$219,288	$286,924
EMEA (2)	70,068	57,698	62,613
APAC (3)	39,243	35,488	52,446
Total revenue	$243,742	$312,474	$401,983
——————————————
(1)United States, Canada, Latin America and South America (“Americas”).
(2)Europe, the Middle East and Africa (“EMEA”).
(3)Asia-Pacific (“APAC”).

Information about Contract Balances

The Company defers all incremental commission costs incurred to obtain the contract. These contract acquisition costs, which are comprised of sales commissions, have balances at December 31, 2025 and 2024 of $24.0 million and $33.6 million, respectively. The Company amortizes these costs over the related period of benefit using the customer expected life that the Company determined to be four years, which is consistent with the transfer to the customer of the services to which the asset relates. Commissions earned for renewal contracts are amortized over the contractual term of the renewals. The Company classifies contract acquisition costs as long-term.

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

The Company recognized revenue of $57.9 million, $81.4 million and $86.8 million for the fiscal years ended December 31, 2025, 2024 and 2023, respectively, which was included in the corresponding deferred revenue balance at the beginning of the year.

The Company’s long-term deferred revenues are included in Other liabilities on the consolidated balance sheets. The opening and closing balances of the Company’s contract acquisition costs, net, and deferred revenues are as follows:

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Contract Acquisition Costs (Non-current)	Deferred Revenue (Current)	Deferred Revenue (Non-current)

	(In thousands)
Balance as of December 31, 2023	$37,354	$81,858	$183
(Decrease) increase, net	(3,795)	(23,878)	140
Balance as of December 31, 2024	$33,559	$57,980	$323
Decrease, net	(9,608)	(3,685)	(233)
Balance as of December 31, 2025	$23,951	$54,295	$90

The changes in deferred revenue during both periods presented were primarily driven by changes in customer renewal patterns and contract structures, including the timing of renewals and shifts in service commitments. Amortization expense in connection with contract acquisition cost was $17.3 million, $18.3 million and $27.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, and was included in Sales and marketing expense in the consolidated statements of operations.

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

	December 31,
	2025	2024	2023

	(In thousands)
Balance, beginning of year	$8,627	$9,290	$9,239
Additions charged to costs and expenses	866	14,959	3,319
Deductions/write-offs	(5,042)	(15,622)	(3,268)
Balance, end of year	$4,451	$8,627	$9,290

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For diluted net loss per share, the numerator is decreased to reverse the gain on troubled debt restructuring associated with the exchange transaction of the 0% Convertible Senior Notes due 2026 (the “2026 Notes”) and the denominator is increased to include the number of the shares issuable upon the conversion of the 2026 Notes. For purposes of this calculation, stock options, restricted stock units, 0.750% Convertible Senior Notes due 2024 (the “2024 Notes”), and 0% Convertible Senior Notes due 2026 (the “2026 Notes”) are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share when including them has an anti-dilutive effect.

The share-settled warrants and cash-settled warrants are not participating securities. As the average market price of the Company’s common stock over the year ended December 31, 2025 exceeds the warrants’ exercise price, the share-settled warrants are included in diluted EPS. For diluted net loss per share, the numerator is adjusted for any changes in fair value and the denominator is increased to include the number of potential exercise of warrants. The cash-settled warrants are not included in the calculation of diluted EPS due to the cash-settlement requirement.

The Company uses the treasury stock method for stock options, restricted stock units, and share-settled warrants, and uses the if-converted method for convertible debt. As the average market price of the Company’s common stock is below the conversion price of the Company’s 2024 Notes, the impact of conversion is anti-dilutive. See Note 8 – Senior Notes, Capped Call Transactions, Warrants and Preferred Stock for additional information about the 2024 Notes, 2026 Notes, 2029 Notes, and Second Lien Senior Subordinated Secured Notes due 2029 (the “Second Lien Notes”) and together with the 2024 Notes, the 2026 Notes, and the 2029 Notes, the “Notes”).

Reconciliation of shares used in calculating basic and diluted net loss per share for the years ended December 31, 2025, 2024, and 2023, were as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except number of shares and per share amounts)
Numerator:
Net loss	$(67,233)	$(134,273)	$(100,435)
Gain on troubled debt restructuring, net of amortization	(26,670)	—	—
Gain on change in fair value of share-settled warrants	(13,184)	—	—
Net loss available to shareholders for diluted net loss per share	$(107,087)	$(134,273)	$(100,435)

Denominator:
Weighted average number of shares outstanding used to compute basic net loss per share	7,843,700	5,914,344	5,239,552
Conversion option of the 2026 Notes	228,932	—	—
Impact of potential exercise of warrants	568,098	—	—
Weighted average number of shares outstanding used to compute diluted net loss per share	8,640,730	5,914,344	5,239,552

Net loss per share, basic	$(8.57)	$(22.70)	$(19.17)
Net loss per share, diluted	$(12.39)	$(22.70)	$(19.17)

The securities listed below were excluded from the computation of diluted net loss per share for all periods presented, as their effect would have been anti-dilutive:

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2025	2024	2023
Shares subject to outstanding common stock options and ESPP	186,369	180,824	212,422
Restricted stock units	819,875	834,792	337,603
Convertible preferred stock	110,257	—	—
Conversion option of the 2024 Notes	—	20,245	125,257
Conversion option of the 2026 Notes	—	378,773	458,619
Share-settled warrants	—	705,412	—
Total	1,116,501	2,120,046	1,133,901

Note 4. Segment Information

The Company accounts for its segment information in accordance with the provisions of ASC 280-10, Segment Reporting. ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, evaluates performance, makes operating decisions, and allocates resources based on the financial information presented on a consolidated basis using net loss. Expenses are reviewed by the nature of the cost (Cost of revenue, Sales and marketing, General and administrative and Product development), consistent with the Company’s presentation on its consolidated statements of operations. There are no segment managers who are held accountable by the CODM, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, management has determined that the Company operates as one operating and reportable segment. The Company identifies net loss as its required measure of segment operating profit or loss. Significant expenses within loss from operations, as well as within net loss are separately presented on the Company’s consolidated statements of operations. Other segment items within net loss include Interest expense, Interest income, Gain on troubled debt restructuring, Gain on debt extinguishment, Other income (expense), net, and Provision for income taxes.

Geographic Information

The following table presents the Company’s long-lived assets by geographic region as of the dates set forth below:

	December 31,
	2025	2024

	(In thousands)
United States	$266,695	$316,975
Germany	26,147	29,925
Australia	9,721	10,830
Netherlands	4,678	5,036
Other (1)	10,308	13,788
Total long-lived assets	$317,549	$376,554
——————————————
(1)Israel, United Kingdom, Japan, France, Italy, Spain, Canada, and Singapore.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Goodwill and Intangible Assets, Net

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis, and more frequently whenever events or substantive changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Assumptions used in an impairment test require significant judgment, therefore, they are subject to change based on facts and circumstances present at each date goodwill is evaluated for impairment.

In connection with the annual impairment test completed as of October 1, 2025, using the quantitative “Step 1” assessment, the Company determined the fair value of its reporting unit using both an income approach and a market approach. The Company applied an equal weighting to the value conclusions resulting from the two employed approaches, because there was sufficient information to estimate the fair value of the reporting unit under both methods. The estimated fair value of the reporting unit is a Level 3 measure in the fair value hierarchy. The fair value determination using an income approach requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA) and the discount rate. The Company’s projections were used as a key input into the annual goodwill impairment test performed. The discount rate used in the income approach model was 12.5%. The fair value determination using a market approach requires management to make significant assumptions related to marketplace multiples from within a peer public company group. As a result of the October 1, 2025 impairment test, no impairment was identified, as the fair value of the Company’s reporting unit exceeded its carrying value.

During the fourth quarter of 2025, the Company performed its quarterly triggering event assessment and concluded that a triggering event was present due to the decrease in the stock price. As a result, the Company performed an interim impairment test as of December 31, 2025 using the quantitative “Step 1” assessment. The Company determined the fair value of its reporting unit using both an income approach and a market approach. The Company applied an equal weighting to the value conclusions resulting from the two employed approaches, because there was sufficient information to estimate the fair value of the reporting unit under both methods. The estimated fair value of the reporting unit is a Level 3 measure in the fair value hierarchy. The fair value determination using an income approach requires management to make significant estimates and assumptions related to forecasts of future revenues, EBITDA and the discount rate. The Company’s projections were used as a key input into the goodwill impairment test performed. The discount rate used in the income approach model was 13.5%, which included a 1% risk premium. The fair value determination using a market approach requires management to make significant assumptions related to marketplace multiples from within a peer public company group. As a result of this impairment test, the Company recorded a non-cash impairment charge of $41.6 million in the consolidated statements of operations during the year ended December 31, 2025, to recognize the impairment of goodwill in the Company’s one reporting unit.

If, in future periods, the financial performance of the reporting unit does not meet expectations, or a prolonged decline occurs in the market place of our common stock, it may cause a material change in the results of the impairment assessment and result in future impairment to goodwill.

The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 are as follows:

Goodwill, net

(In thousands)
Balance as of December 31, 2023 (1)	$285,631
Goodwill impairment	(60,551)
Foreign exchange adjustment	(2,526)
Balance as of December 31, 2024 (1)	222,554
Goodwill impairment	(41,595)
Foreign exchange adjustment	3,943
Balance as of December 31, 2025 (1)	$184,902

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) The accumulated impairment balance was $11.9 million, $72.4 million and $114.0 million as of December 31, 2023, 2024 and 2025, respectively.

In connection with the annual impairment test completed on October 1, 2024, using the quantitative “Step 1” assessment, the Company determined the fair value of its reporting unit using both an income approach and a market approach. The Company applied an equal weighting to the value conclusions resulting from the two employed approaches, because there was sufficient information to estimate the fair value of the reporting unit under both methods. The estimated fair value of the reporting unit is a Level 3 measure in the fair value hierarchy. The fair value determination using an income approach requires management to make significant estimates and assumptions related to forecasts of future revenues, EBITDA and the discount rate. The discount rate used in the income approach model was 13%. The fair value determination using a market approach requires management to make significant assumptions related to marketplace multiples from within a peer public company group. In connection with the Company’s annual budget process in the fourth quarter of 2024, management completed a comprehensive review of the Company’s operations, which resulted in reduced estimated future cash flows. The revised projections were used as a key input into the annual goodwill impairment test performed in the fourth quarter of 2024. As a result, the Company recorded a non-cash impairment charge of $56.9 million in the consolidated statements of operations during the year ended December 31, 2024, to recognize the impairment of goodwill in the Company’s one reporting unit.

In addition, during the first quarter of 2024, the Company recorded a non-cash impairment charge of $3.6 million in the consolidated statements of operations, to recognize a full impairment of goodwill associated with its WildHealth reporting unit, which was sold during the second quarter of fiscal 2024.

Intangible Assets, Net

Patents

Legal costs incurred to establish patents are capitalized. When patents are issued, capitalized costs are amortized on the straight-line method over the related patent term. We review our patent portfolio on a periodic basis to determine whether events and circumstances would indicate impairment. In the event a patent is abandoned, the net book value of the patent is written off.

In connection with the Company’s review process in the fourth quarter of 2025, management completed a comprehensive review of the Company operations and decided to cease pursuit of a portion of its pending patents. As a result, the Company recorded a non-cash impairment charge of $2.1 million, which was classified as Impairment of intangibles and other assets in the consolidated statements of operations during the year ended December 31, 2025.

The changes in the carrying amount of intangible assets, net for the years ended December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024

	(In thousands)
Patents:
Gross carrying amount	$16,639	$17,609
Accumulated amortization	(3,230)	(2,539)
Net carrying amount	$13,409	$15,070
Weighted average amortization period	11.0 years	12.7 years

Amortization expense is recognized over the estimated useful life of the asset. Aggregate amortization expense for intangible assets and finance leases, net was $0.7 million, $12.0 million, and $22.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

As a result of the impairment test in 2024, the Company recognized a non-cash impairment charge of $35.2 million included in Impairment of intangibles and other assets in the consolidated statements of operations. The fair value was determined using a combination of income and market approach. This non-cash charge resulted in a full impairment of the following intangible assets acquired in connection with historical business combination transactions: developed technology in the amount of $23.7 million, customer relationships in the amount of $11.0 million and trademarks in the amount of $0.5 million.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2025, estimated annual amortization expense for the next five years and thereafter is as follows:

Estimated Amortization Expense
(In thousands)
2026	$654
2027	618
2028	611
2029	595
2030	573
Thereafter	10,358
Total	$13,409

Note 6. Property and Equipment, Net

The following table presents the detail of property and equipment, net as of the dates presented:

		December 31,
	Useful Life (Years)	2025	2024

		(In thousands)
Computer equipment and software	3 to 5	$133,858	$134,647
Internal-use software development costs	5	187,470	176,725
Finance lease right-of-use assets	2	—	62
Furniture, equipment and building improvements	The lesser of 5 or estimated useful life	333	234
Property and equipment, at cost		321,661	311,668
Less: accumulated depreciation and amortization		(231,272)	(211,111)
Total Property and equipment, net		$90,389	$100,557

There were no impairment charges related to property and equipment during the year ended December 31, 2025. The Company recorded non-cash impairment charges of $9.5 million and $5.0 million related to internal-use software development costs during the years ended December 31, 2024 and 2023, respectively. The impairment charges were included in Impairment of intangibles and other assets in the consolidated statements of operations for the years ended December 31, 2024 and 2023 and pertained to internal-use software that was discontinued and had no future economic benefit.

Expenditures for routine maintenance and repairs are charged to operating expense as incurred. Major renewals and improvements are capitalized and depreciated over their estimated useful lives. The following table presents total depreciation and amortization included in the consolidated statements of operations for the periods presented:

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Cost of revenue	$5,377	$6,792	$8,072
Sales and marketing	2,423	3,138	3,103
General and administrative	235	247	453
Product development	13,940	20,133	20,929
Total depreciation and amortization	$21,975	$30,310	$32,557

Note 7. Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities as of the dates presented:

	December 31,
	2025	2024

	(In thousands)
Professional services and consulting and other vendor fees	$17,404	$30,302
Payroll and other employee-related costs	7,735	10,061
Warrants liability (Note 9)	2,999	17,498
Accrued interest	1,122	998
Restructuring (Note 12)	1,387	3,028
Sales commissions	1,787	2,207
Non-income tax	280	644
Other	5,986	1,844
Total accrued expenses and other current liabilities	$38,700	$66,582

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Senior Notes due 2026 and Capped Calls

In December 2020, the Company issued $517.5 million aggregate principal amount of its 2026 Notes in a private placement, of which $20.1 million aggregate principal amount was outstanding as of December 31, 2025 and are senior unsecured obligations of the Company. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the offering of the 2026 Notes, after deducting debt issuance costs, was $505.3 million.

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

During the year ended December 31, 2025, the conditions allowing holders of the 2026 Notes to convert were not met.

In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions with certain counterparties (the “2026 capped calls”). The 2026 capped calls each have a strike price of $1,128.39 per share, subject to certain adjustments, which corresponds to the conversion price of the 2026 Notes. The 2026 capped calls have initial cap prices of $1,583.70 per share, subject to certain adjustment events. The 2026 capped calls cover, subject to anti-dilution adjustments, approximately 0.11 million shares of common stock. The 2026 capped calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the 2026 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The 2026 capped calls expire on December 15, 2026, subject to earlier exercise. The 2026 capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the 2026 capped calls are subject to certain specified additional disruption events that may give rise to a termination of the 2026 capped calls, including changes in law, failure to deliver, and hedging disruptions. The 2026 capped calls are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $46.1 million incurred to purchase the 2026 capped calls was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheets.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to a privately negotiated exchange and purchase agreement (the “Exchange and Purchase Agreement”), on June 3, 2024, the Company exchanged $146.0 million principal amount of the 2026 Notes then held by an investor for $100.0 million principal amount of new 2029 Notes, and the same investor purchased an additional $50.0 million principal amount of the 2029 Notes for cash. In connection with the exchange and purchase, the Company also issued the Warrants to the investor, and the investor agreed to purchase up to $50.0 million of additional 2029 Notes upon the Company’s request and subject to certain conditions (the “Delayed Draw Notes”). As a result of the exchange and purchase transactions, during the second quarter of 2024, the Company recognized a $68.1 million gain on debt extinguishment which represented the difference between the carrying value of the 2026 Notes so exchanged and the collective fair value of the 2029 Notes and the Warrants, net of the cash payment received from the investor. The extinguishment gain was recorded in Gain on debt extinguishment in the consolidated statements of operations in fiscal 2024, and a corresponding portion of capped calls were terminated following the exchange and purchase as required by their terms for minimal consideration.

On June 13, 2024, the Company repurchased $10.3 million principal amount of the 2026 Notes for $4.9 million in cash. As a result of the transaction, during the second quarter of 2024, the Company recognized a $5.0 million gain on debt extinguishment, which was recorded in Gain on debt extinguishment in the consolidated statements of operations. In addition, a corresponding portion of the 2026 capped calls were terminated following the repurchase as required by their terms for no consideration.

The 2026 Notes were classified as long-term liabilities in the consolidated balance sheets as of December 31, 2024. After the completion of the exchange and repurchase, the aggregate principal amount of the 2026 Notes was reduced to $361.2 million and the carrying amount of the 2026 Notes was reduced to $357.8 million. A corresponding portion of the 2026 capped calls were terminated in connection following the transactions as required by their terms for no consideration.

September 2025 Debt Exchange

On September 12, 2025 (the “Exchange Closing Date”), the Company consummated an exchange of the $341.1 million in aggregate principal amount of 2026 Notes held by certain former holders of the Company’s outstanding 2026 Notes (the “Noteholders”) for (i) an aggregate payment of $45.0 million in cash, (ii) $115.0 million in aggregate principal amount of the Company’s 10.0% Second Lien Senior Subordinated Secured Notes due 2029 (the “Second Lien Notes”), (iii) 3,555,596 shares of common stock and (iv) 26,551 shares of Series B Fixed Rate Convertible Perpetual Preferred Stock, par value $0.001 (the “Series B Preferred Stock”). On September 25, 2025, the Company issued an additional 143,192 shares of common stock to certain of the Noteholders, which shares were issued on a deferred basis due to a beneficial ownership limitation preventing such Noteholders from owning in excess of 9.90% of the outstanding common stock of the Company. In addition, a corresponding portion of the 2026 capped calls were terminated following the exchange as required by their terms for no consideration. This September 2025 Debt Exchange was accounted for as a Troubled Debt Restructuring (“TDR”) in accordance with ASC 470-60, Troubled Debt Restructuring by Debtors. The Company recognized a TDR gain of $27.7 million, which is presented as Gain on troubled debt restructuring in the consolidated statements of operations for the year ended December 31, 2025.

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

The unexchanged 2026 Notes, due December 15, 2026, are classified as Current portion of long-term debt in the consolidated balance sheets as of December 31, 2025. The aggregate principal amount of the unexchanged 2026 Notes was $20.1 million and the carrying amount of the unexchanged 2026 Notes was $20.0 million as of December 31, 2025. The remaining term over which the unexchanged 2026 Notes’ debt issuance costs will be amortized is 0.92 years at an effective interest rate of 0.40%.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company may, at its option, redeem the Second Lien Notes, in whole or in part, prior to September 12, 2026 at a price equal to the sum of (i) 105% of the accrued and unpaid interest (including cash and PIK components thereof), (ii) 105% of the aggregate principal amount of the Second Lien Notes (including, without duplication of any amounts described in item (i), all increases to the principal amount as the result of previous payments of PIK interest) and (iii) the present value of the remaining future interest payments (including cash and PIK components thereof) through September 12, 2026, computed using a discount rate of T + 50 (such amount, the “Make Whole Amount”). On or after September 12, 2026, and prior to September 12, 2027, the Company may, at its option, redeem the Second Lien Notes, in whole or in part for an amount of cash equal to the sum of (i) 105% of the aggregate principal amount of the Second Lien Notes (including all increases to the principal amount as the result of previous payments of PIK interest) plus (ii) 105% of all accrued and unpaid interest (including, without duplication of any amounts described in item (i), cash and PIK components thereof). On or after September 12, 2027, and prior to September 12, 2028, the Company may, at its option, redeem the Second Lien Notes, in whole or in part for an amount of cash equal to the sum of (i) 102.5% of the aggregate principal amount of the Second Lien Notes (including all increases to the principal amount as the result of previous payments of PIK interest) plus (ii) 102.5% of all accrued and unpaid interest (including, without duplication of any amounts described in item (i), cash and PIK components thereof). From September 12, 2028 until maturity, the Company may, at its option, redeem the Second Lien Notes, in whole or in part for an amount of cash equal to the sum of (i) 100% of the aggregate principal amount of the Second Lien Notes (including all increases to the principal amount as the result of previous payments of PIK interest) plus (ii) 100% of all accrued and unpaid interest (including, without duplication of any amounts described in item (i), cash and PIK components thereof). No sinking fund is provided for the Second Lien Notes.

The Second Lien Notes are guaranteed on a senior subordinated basis by certain of the Company’s direct and indirect domestic and foreign subsidiaries and secured by second lien priority security interests in substantially all of the assets of the Company and such subsidiary guarantors, subject to customary exceptions. Pursuant to an intercreditor agreement, the Second Lien Notes are subordinated in right of payment and to collateral, in each case, to the 2029 Notes. The indenture governing the Second Lien Notes contains affirmative and negative covenants and events of default customary for senior secured notes issued in connection with similar transactions. The negative covenants include limitations on asset sales, the incurrence of debt, preferred stock and liens, fundamental changes, investments, dividends and other payment restrictions affecting subsidiaries, restricted payments and transactions with affiliates. Among other things, these covenants generally prohibit the payment of cash dividends on the Company’s common stock. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the Second Lien Notes. In the event the Second Lien Notes are accelerated prior to September 12, 2028, the applicable acceleration premium set forth in the indenture governing the Second Lien Notes will become due. The indenture governing the Second Lien Notes permits the Company and its subsidiaries to incur, subject to certain requirements, up to (i) $150.0 million of debt that is junior in lien priority and subordinated in right of payment to the Second Lien Notes, and (ii) up to $20.1 million as exchange consideration for, or the proceeds of which are used to repay, the remaining $20.1 million aggregate principal amount of 2026 Notes, which debt may be in the form of additional Second Lien Notes. No embedded derivatives were bifurcated from the Second Lien Notes as the September 2025 Debt Exchange was accounted for as a troubled debt restructuring and the Company recognized a gain in connection with the issuance of the Second Lien Notes.

If the Company undergoes a “Fundamental Change” as defined in the indenture governing the Second Lien Notes, which includes a change of control or the failure of the Company’s common stock to be listed or quoted on any of The Nasdaq Global Select Market, The Nasdaq Global Market or the New York Stock Exchange, holders may require the Company to repurchase all or any portion of their Second Lien Notes at a repurchase price equal to (i) to the Make Whole Amount, if such Fundamental Change occurs prior to September 12, 2026, or (ii) the sum of (A) 105% of the aggregate principal amount of the Second Lien Notes (including all increases to the principal amount as the result of previous payments of PIK interest) plus (B) 105% of all accrued and unpaid interest, if such Fundamental Change occurs on or after September 12, 2026.

Series B Preferred Stock

On the Exchange Closing Date, the Company filed a Certificate of Designation with respect to the Series B Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Delaware and issued to the

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noteholders an aggregate 26,551 shares of Series B Preferred Stock. Each share of Series B Preferred Stock had an initial stated value (“Stated Value”) of $1,000 per share, subject to adjustment for (i) any splits, combinations, or similar adjustment and (ii) accrued unpaid dividends. The Series B Preferred Stock did not have a stated maturity and were not subject to mandatory redemption or any sinking fund, and would have remained outstanding indefinitely unless earlier converted, repurchased or redeemed.

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

From June 3, 2024, until the date of issuance of the Delayed Draw Notes, interest on the 2029 Notes accrued at a rate of 10.83% (consisting of 4.17% cash and 6.66% PIK) per annum. From the date of issuance of the Delayed Draw Notes and prior to December 15, 2026, interest on the 2029 Notes has increased and accrues at a rate of 11.375% (consisting of 4.375% cash and 7.00% PIK) per annum. On and after December 15, 2026, interest on the 2029 Notes will further increase and accrue at a rate of 13% (consisting of 5% cash and 8% PIK) per annum.

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

The 2029 Notes are guaranteed on a senior basis by certain of the Company’s direct and indirect domestic and foreign subsidiaries and secured by first priority security interests in substantially all of the assets of the Company and such subsidiary guarantors, subject to customary exceptions. The indenture governing the 2029 Notes contains affirmative and negative covenants and events of default customary for senior secured notes issued in connection with similar transactions. The negative covenants include limitations on asset sales, the incurrence of debt, preferred stock and liens, fundamental changes, investments, dividends and other payment restrictions affecting subsidiaries, restricted payments and transactions with affiliates. Among other things, these covenants generally prohibit the payment of cash dividends on the Company’s common stock. The Make-Whole Amount will be payable in the event of an acceleration of the 2029 Notes or repurchase triggered by certain asset sales. The indenture

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

governing the 2029 Notes permits the Company and its subsidiaries to incur, subject to certain requirements, up to $150.0 million of debt that is junior in lien priority and subordinated in right of payment to the 2029 Notes. The indenture governing the 2029 Notes also includes a financial covenant that requires the Company at all times to maintain a minimum cash balance of $60.0 million (excluding proceeds of the 2029 Notes). Upon request of the investor, the indenture governing the 2029 Notes requires the Company to enter into a registration rights agreement with respect to the 2029 Notes containing customary terms including demand, shelf and piggyback registration rights. The Company was in compliance with its financial covenants as of December 31, 2025.

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

Holders of the 2029 Notes may convert their 2029 Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2029 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2029 Notes on each applicable trading day as determined by the Company; (2) during the five business day period after any five consecutive trading day period (the “2029 Notes measurement period”) in which the “trading price” (as defined in the indenture governing the 2029 Notes) per $1,000 principal amount of 2029 Notes for each trading day of the 2029 Notes measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the product of (x) the quotient of (i) the “conversion amount” (as defined in the Indenture) in respect of $1,000 principal amount of the 2029 Notes on such trading day divided by (ii) 1,000 times (y) the conversion rate for the 2029 Notes on each such trading day; (3) with respect to any 2029 Notes that the Company calls for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (4) upon the occurrence of specified corporate events; or (5) during the period from August 17, 2026 through September 14, 2026, if the aggregate principal amount of 2026 Notes exceeds $60.0 million on August 16, 2026. On or after February 15, 2029, holders may convert all or any portion of their 2029 Notes at any time prior to the close of business on June 13, 2029, regardless of the foregoing circumstances. The 2029 Notes include certain embedded features requiring bifurcation, which did not have material values as of December 31, 2025 due to management’s estimates of the likelihood of triggering events, but that may have value in the future should those estimates change, with any change in fair value recorded in the Company’s consolidated statements of operations.

The 2029 Notes (including all accrued and unpaid interest) are convertible at the option of the holders at certain times into cash based on a daily conversion value calculated on a proportionate basis for each trading day in a 50 trading day observation period, corresponding to 0.8862 shares of the Company’s common stock per $1,000 principal amount of 2029 Notes. The Company is not required to deliver its common stock upon conversion under any circumstances. The conversion rate for the 2029 Notes is subject to adjustment if certain events occur and contains customary anti-dilution protections. During the three months ended December 31, 2025, the conditions allowing holders of the 2029 Notes to convert were not met.

The 2029 Notes, including the Delayed Draw Notes, are accounted for as a single liability, and the combined carrying amount is $189.8 million as of December 31, 2025, consisting of principal of $221.9 million, net of unamortized issuance costs of $6.1 million and debt discount of $26.0 million. The 2029 Notes were classified as long-term liabilities in the consolidated balance sheets as of December 31, 2025. The remaining term over which the 2029 Notes’ debt issuance costs will be amortized is 3.46 years at an effective interest rate of 19.13% for the 2029 Notes and 13.28% for the Delayed Draw Notes as of December 31, 2025. The 2029 Notes and the Delayed Draw Notes had an effective interest rate of 19.18% and 13.25%, respectively, as of December 31, 2024.

Unamortized debt issuance costs incurred in connection with securing the Company’s financing arrangements are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. All deferred financing costs are amortized to interest expense. The net carrying amount of the liability component of the Notes as of December 31, 2025 and 2024 was as follows:

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025				December 31, 2024
	2026 Notes	2029 Notes	Second Lien Notes (1)	Total	2026 Notes	2029 Notes	Total
	(In thousands)				(In thousands)
Principal	$20,125	$221,877	$181,952	$423,954	$361,204	207,125	$568,329
Unamortized debt discount	—	(25,955)	—	(25,955)	—	(31,137)	(31,137)
Unamortized issuance costs	(73)	(6,142)	—	(6,215)	(2,757)	(7,365)	(10,122)
Total net carrying value	20,052	189,780	181,952	391,784	358,447	168,623	527,070
Less: Current portion of long-term debt	(20,052)	—	—	(20,052)	—	—	—
Carrying value of long-term debt, net	$—	$189,780	$181,952	$371,732	$358,447	$168,623	$527,070

(1) Represents $115.0 million of outstanding principal amount of Second Lien Notes, plus the maximum interest of $58.7 million as well as a redemption premium of $8.3 million.

The following table sets forth the interest expense recognized related to the Notes:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Contractual interest expense	$23,916	$9,973	$839
Amortization of debt issuance costs	2,285	2,106	4,043
Amortization of debt discount	5,329	2,407	—
Total interest expense related to the Notes	$31,530	$14,486	$4,882

Warrants

On June 3, 2024, pursuant to the Exchange and Purchase Agreement, the Company issued to the investor 10-year warrants with a strike price of $11.25 per share, exercisable for 649,782 shares of the Company’s common stock and 10-year warrants with a strike price of $11.25 per share, exercisable with respect to a notional amount of 156,318 shares of the Company’s common stock for cash payments equal to the excess of “fair market value” (as defined therein) per share over the strike price, fully diluted subject to certain adjustments. In August 2025, Warrants with a notional amount of 200,000 shares were settled and a gain of $1.3 million related to the fair value adjustment on settlement date was recognized in Other income (expense), net in the consolidated statements of operations for the year ended December 31, 2025.

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

The Warrants contain customary anti-dilution protections. The triggers for the anti-dilution adjustments include (a) subdivision, combination or reclassification of the outstanding shares of common stock into a greater or smaller number of shares, (b) certain below market issuances of common stock, (c) certain issuances of common stock at a price that is less than the strike price of the Warrant, (d) certain issuances of a dividend or distribution to all holders of common stock, (e) an above market tender offer or exchange offer by the Company for common stock. Pursuant to the anti-dilution terms of the Warrants, and giving effect to the settlement of Warrants with respect to a notional amount of 200,000 shares, the aggregate notional amount of the Warrants increased to 1,025,935 shares and the strike price was $6.92 as of December 31, 2025.

In the event of a “Cash/Public Acquisition” (as defined therein), the Warrants may be automatically exercised, cash settled or expire, depending on the fair market value per share. The Warrants contain a beneficial ownership limitation on the investor’s ownership of the Company’s common stock, on a post-exercise basis (aggregating all securities convertible into or

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exercisable for the Company’s common stock), of 4.99%, subject to increase upon 61 days’ notice by the investor, but not to exceed 9.99%.

The Warrants were classified as current liabilities under ASC 480, Distinguishing Liabilities from Equity, in the Company’s consolidated balance sheets and recorded at fair value of $5.3 million at the issuance date with subsequent changes in fair value recorded in the Company’s consolidated statements of operations. As of December 31, 2025, the Warrants had a fair value of $3.0 million. A gain of $13.2 million and a loss of $12.2 million for the change in fair value were recorded in Other income (expense), net, in the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively.

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

Financial Assets and Liabilities

The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2025 and 2024, are summarized as follows:

	December 31, 2025
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Cash equivalents - money market funds	$43,000	$—	$—	$43,000
Total assets	$43,000	$—	$—	$43,000
Liabilities:
Warrants liability	$—	$—	$2,999	$2,999
Total liabilities	$—	$—	$2,999	$2,999

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Cash equivalents - money market funds	$105,772	$—	$—	$105,772
Total assets	$105,772	$—	$—	$105,772
Liabilities:
Warrants liability	$—	$—	$17,498	$17,498
Total liabilities	$—	$—	$17,498	$17,498

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

The estimated fair value of outstanding balances of the Notes as of the dates presented are as follows:

	Level of Hierarchy	Fair Value	Principal Balance	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Value

		(In thousands)
December 31, 2025
2026 Notes	2	$8,175	$20,125	$—	$(73)	$20,052
2029 Notes	3	$200,601	$221,877	$(25,955)	$(6,142)	$189,780
Second Lien Notes	3	$61,497	$181,952	$—	$—	$181,952
December 31, 2024
2026 Notes	2	$164,348	$361,204	$—	$(2,757)	$358,447
2029 Notes	3	$180,360	$207,125	$(31,137)	$(7,365)	$168,623

Management determined the fair value of 2026 Notes by using Level 2 inputs based on observable market prices for the instrument and similar instruments. Management determined the fair value of the 2029 Notes as of December 31, 2025 by using Level 3 inputs, including the volatility of 15%, yield of 16%, risk-free rate of 3.59% and credit spread of 12.81%. Management determined the fair value of the Second Lien Notes as of December 31, 2025 by using Level 3 inputs, including volatility of 15.00%, yield of 30.00%, risk-free rate of 3.64% and credit spread of 24.60%. A change in those inputs to a different amount might result in a significantly higher or lower fair value measurement. Management determined the fair value of the 2029 Notes and Delayed Draw Notes as of December 31, 2024 by using Level 3 inputs, including the yield of 16%, risk-free rate of 4.35%, and credit spread of 11.42%.

Warrants

The Company recorded the fair value of the Warrants upon issuance using the Black-Scholes valuation model and is required to revalue these Warrants at each reporting date with any changes in fair value recorded on the Company’s consolidated

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
statements of operations. The valuation of the Warrants was classified as Level 3 within the fair value hierarchy and is influenced by the fair value of the underlying, or notional amount of, common stock of the Company. A summary of the Black-Scholes pricing model assumptions used to record the fair value of the Warrants as of December 31, 2025 and 2024 is as follows:

	December 31,
	2025	2024
Stock price	$3.87	$1.52
Risk free rate	4.05%	4.56%
Expected life (in years)	8.43	9.43
Expected volatility	85.00%	76.00%

Any significant changes in the inputs may result in significantly higher or lower fair value measurements. Refer to Note 8 – Senior Notes, Capped Call Transactions, Warrants and Preferred Stock for additional information.

The changes in fair value of the Level 3 Warrants as of the dates presented are as follows:

	December 31,
	2025	2024

	(In thousands)
Balance, beginning of year	$17,498	$—
Issuance of Warrants	—	5,266
Settlement of Warrants	(1,297)	—
Change in fair value of Warrants	(13,202)	12,232
Balance, end of year	$2,999	$17,498

Note 10. Commitments and Contingencies

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company’s 401(k) policy is a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. The match is immediately vested. Salaries and related expenses include $1.9 million, $2.8 million, and $3.8 million of employer matching contributions for the years ended December 31, 2025, 2024, and 2023, respectively.

Letters of Credit

As of December 31, 2025, the Company had letters of credit totaling $0.5 million outstanding as a security deposit for the due performance by the Company of the terms and conditions of a supply contract.

Contractual obligations

The Company’s purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company has purchase obligation agreements primarily relating to contracts with vendors in connection with Information Technology (“IT”) infrastructure and cloud computing services. In September 2025, the Company entered into a new three-year contract for $74.4 million in purchase commitments over a three-year term. Total purchase commitments remaining as of December 31, 2025 including those under this new contract are as follows: $25.5 million for 2026, $24.5 million for 2027, and $24.4 million for 2028.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indemnifications

The Company enters into service and license agreements in its ordinary course of business. Pursuant to some of these agreements, the Company agrees to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using the Company’s products.

The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2025 and 2024.

Note 11. Stockholders’ Equity

Common Stock

On October 3, 2025, we amended our Restated Certificate of Incorporation to increase the number of outstanding shares of our common stock from 200 million to 300 million. Subsequently, on October 13, 2025, we effected a 1-for-15 Reverse Stock Split, which also resulted in a proportional reduction in the number of authorized shares of our common stock from 300,000,000 to 20,000,000.

As of December 31, 2025, there were 20,000,000 shares of common stock authorized, 12,223,729 shares issued, and 12,039,325 shares outstanding. As of December 31, 2024, there were 13,333,333 shares of common stock authorized, 6,263,782 shares issued, and 6,079,378 shares outstanding. The par value for the common stock is $0.001 per share.

Preferred Stock

As of December 31, 2025 and 2024, there were 5,000,000 shares of preferred stock authorized, and no shares were issued or outstanding. The par value for the preferred stock is $0.001 per share.

Stock-Based Compensation

The Company’s stock-based compensation generally includes stock options, RSUs, PRSUs, and purchases under the Company’s 2019 Employee Stock Purchase Plan (the “ESPP”). Stock-based compensation expense related to RSUs is based on the market value of the underlying stock on the date of grant and the related expense is recognized ratably over the requisite service period. The stock-based compensation expense related to PRSUs is estimated at the grant date based on the expectation that performance goals will be achieved at the stated target level. The amount of compensation cost recognized depends on the relative satisfaction of the performance condition based on performance to date.

Stock Incentive Plans

The Company’s 2019 Stock Incentive Plan became effective on April 11, 2019. The 2019 Stock Incentive Plan, as amended and restated, allows the Company’s employees and directors to participate in the Company’s future performance through grants of stock-based awards of stock options and RSUs at the discretion of the board of directors. The number of shares authorized for issuance under the 2019 Stock Incentive Plan as of December 31, 2025 was 3,487,182 shares. Options to acquire common stock granted under the 2019 Stock Incentive Plan have four-year terms. As of December 31, 2025, 62,029 shares of common stock remained available for issuance (taking into account all stock option exercises and other equity award settlements through December 31, 2025).

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employee Stock Purchase Plan

The number of shares authorized for issuance under the ESPP as of December 31, 2025 was 300,000 shares. As of December 31, 2025, 92,972 shares of common stock remained available for issuance under the ESPP (taking into account all share purchases through December 31, 2025).

Inducement Plan

There are 1,027,489 shares of common stock authorized and reserved for issuance under the Inducement Plan. As of December 31, 2025, 85,615 shares of common stock remained available for issuance under the Inducement Plan (taking into account all option exercises and other equity award settlements through December 31, 2025).

Stock Option Activity

The following table is a summary of the Company’s stock option activity and weighted average exercise prices for the years presented:

	Stock Option Activity		Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
	Options (In thousands)	Weighted Average Exercise Price
Balance outstanding as of December 31, 2022	297	$363.75
Granted	1	170.55
Exercised	(4)	39.30
Cancelled or expired	(85)	340.35
Balance outstanding as of December 31, 2023	209	$340.20	4.84	$40
Options vested and expected to vest	25	$432.45	7.89	$—
Options exercisable as of December 31, 2023	176	$325.05	4.20	$40

Balance outstanding as of December 31, 2023	209	$340.20
Granted (1)	67	15.30
Cancelled or expired	(98)	329.40
Balance outstanding as of December 31, 2024	178	$343.95	3.95	$7
Options vested and expected to vest	45	$73.65	8.93	$290
Options exercisable as of December 31, 2024	106	$343.95	3.65	$7

Balance outstanding as of December 31, 2024	178	$343.95
Granted	27	16.20
Cancelled or expired	(27)	290.32
Balance outstanding as of December 31, 2025	178	$184.30	5.92	$—
Options vested and expected to vest	154	$210.00	5.47	$—
Options exercisable as of December 31, 2025	84	$370.98	2.91	$—

(1) Represents an option to purchase 66,666 shares granted to John Sabino, the Company’s Chief Executive Officer, as a standalone grant, that will vest upon satisfaction of certain performance-based and time-based vesting conditions.

The total fair value of stock options exercised during the years ended December 31, 2025 and 2024 was immaterial. The total fair value of stock options exercised during the year ended December 31, 2023 was $3.4 million. As of December 31, 2025, there was $0.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.4 years.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The per share weighted average fair value of stock options granted during the years ended December 31, 2025, 2024 and 2023 was $12.00, $2.55, and $98.10, respectively. The fair value of each option grant is estimated on the date of grant, adjusted for estimated forfeitures, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2025	2024	2023
Dividend yield	—%	—%	—%
Risk-free interest rate	3.74%	4.31%	3.60%
Expected life (in years)	4	10	5
Volatility	108.51%	67.10%	65.17%

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A description of the methods used in the significant assumptions used to estimate the fair value of stock-based-based compensation awards follows:
•Dividend yield – The Company uses 0% as it has never issued dividends and does not anticipate issuing dividends in the near term.
•Risk-free interest rate – The Company uses the market yield on zero-coupon U.S. Treasury securities with maturities that approximate the expected life of stock options in years, with the exception of the 2024 grants, which had a 10-year life.
•Expected life – The Company uses historical data to estimate the expected life of a stock option.
•Volatility – The Company estimates expected volatility based on the historical volatility of its common stock over a period consistent with the expected life of the stock options.

Restricted Stock Unit and Performance-Vesting Restricted Stock Unit Activity

The following table is a summary of the Company’s RSUs and PRSUs activity and weighted average grant date fair value, for the years presented:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value

	(In thousands)	(Per share)	(In thousands)
Balance outstanding as of December 31, 2022	349	$381.30	$53,080
Awarded	288	66.15
Released	(180)	237.90
Forfeited	(119)	378.15
Non-vested and outstanding as of December 31, 2023	338	$187.95	$19,193

Balance outstanding as of December 31, 2023	338	$187.95	$19,193
Awarded	795	14.55
Released	(201)	142.35
Forfeited	(97)	217.35
Non-vested and outstanding as of December 31, 2024	835	$30.45	$14,578

Balance outstanding as of December 31, 2024	835	$30.45	$14,578
Awarded	750	12.17
Released	(592)	26.01
Forfeited	(210)	29.24
Non-vested and outstanding as of December 31, 2025	783	$15.45	$3,028
Expected to vest	617	$14.98	$2,387

RSUs granted to employees generally vest over a 1 to 4-year period, or upon achievement of certain performance conditions. As of December 31, 2025, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested RSUs was $7.8 million and the weighted-average remaining vesting period was 1.1 years.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PRSUs granted are generally subject to both a service-based vesting condition and a performance-based vesting condition. PRSUs will vest upon the achievement of specified performance targets and subject to continued service through the applicable vesting dates. The associated compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. There were no PRSU grants in 2025 and 2024. PRSUs granted in 2023 were immaterial. During the year ended December 31, 2025, the outstanding PRSUs vested but the related shares have not been distributed as of December 31, 2025.

Total stock-based compensation costs included in the consolidated statements of operations for the periods presented are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cost of revenue	$583	$1,080	$1,456
Sales and marketing	3,698	7,394	10,354
General and administrative	5,963	6,789	(5,706)
Product development	4,012	6,726	5,750
Total	$14,256	$21,989	$11,854

Note 12. Restructuring

LivePerson has undertaken several restructuring initiatives to realign the Company’s cost structure with its current business model, a changing competitive environment and changes in the Company’s commercial performance. In September 2025, the Company initiated a new restructuring plan (the “2025 Restructuring Plan”) to reduce cash expenditures to align with the Company’s current commercial performance, resulting in a charge of $11.7 million for the year ended December 31, 2025. The Company recognized restructuring costs of $11.1 million and $22.7 million during the years ended December 31, 2024 and 2023, respectively. Such costs primarily include severance and other compensation costs and are recorded in Restructuring costs in the consolidated statements of operations. The 2024 and 2025 restructuring activities were considered to be substantially completed in their respective years.

The following table presents the detail of the liability for the Company’s restructuring costs, which is included in Accrued expenses and other current liabilities in the consolidated balance sheets as of December 31, 2025 and 2024:

	December 31,
	2025	2024

	(In thousands)
Balance, beginning of year	$3,028	$2,076
Severance and other associated costs	11,667	12,356
IT contract termination reversals, net	—	(1,217)
Cash payments	(13,308)	(10,187)
Balance, end of year	$1,387	$3,028

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the detail of expenses for the Company’s restructuring costs for the periods presented:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Severance and other associated costs	$11,667	$12,356	$16,920
IT contract termination (reversals) costs, net	—	(1,217)	5,744
Total restructuring costs	$11,667	$11,139	$22,664

Note 13. Legal Matters

Stockholder Litigation

In December 2023, a putative stockholder class action entitled Damri v. LivePerson, Inc., No. 1:23-cv-10517, was filed under the federal securities laws against the Company, its former Chief Executive Officer, and its Chief Financial Officer in the United States District Court for the Southern District of New York. The complaint alleges that the Company’s Form 10-Q filings and forecasts for the first, second, and third quarters of fiscal year 2022 were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, based on the Company’s later disclosures and report on Form 10-K on March 16, 2023. In May 2024, the plaintiff filed an amended complaint. The Company moved to dismiss the amended complaint in August 2024, and in March 2025, the court granted the Company’s motion and dismissed the action with prejudice. In April 2025, the plaintiff appealed the decision to the United States Court of Appeals for the Second Circuit and in March 2026, the dismissal was affirmed but the case was remanded to the district court with leave for the plaintiff to try to replead his complaint. A parallel litigation on behalf of stockholders who purchased their shares on the Tel Aviv Stock Exchange, entitled Weissbrod v. LivePerson, Inc., is pending in the Tel Aviv District Court in Israel, but has been stayed pending further developments in the Damri case.

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

In February 2024, Starboard Value LP and several of its related entities and investment funds filed a lawsuit against the Company, its former Chief Executive Officer, and its Chief Financial Officer entitled Starboard Value LP v. LivePerson, Inc., No. 2024-0103, in the Court of Chancery of the State of Delaware. The complaint alleged common law fraud, fraudulent inducement and negligent misrepresentation in connection with an alleged scheme to induce Starboard to settle its 2022 proxy contest against the Company and, as stated in the complaint, involved previous Starboard allegations of misrepresentations in the Company’s public disclosures that the Company previously informed Starboard were found to be unsubstantiated following an independent investigation. Starboard sought damages for its trading losses and purported lost anticipated profits. The defendants filed an answer denying the substantive allegations of the complaint, the parties engaged in discovery, and in July 2025, the litigation was settled. The settlement did not have an impact on the Company’s consolidated statements of operations, as the cost was covered by insurance.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025, and makes changes to the deductibility of certain business expenditures including interest expense, research and development expenditures, and property and equipment, and makes changes to elements of U.S. cross-border taxation. The Company implemented the changes enacted under OBBBA.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OBBBA impacted the Company’s deferred tax assets as of July 4, 2025, the date of enactment, via the reversal of $32.0 million of deferred tax assets resulting from capitalized research expenses incurred through December 31, 2024. The reversal is reflected on the Company’s annual financial statements as of and for the year ended December 31, 2025.

The Company had a valuation allowance on certain deferred tax assets for the years ended December 31, 2025, 2024, and 2023 of $243.2 million, $234.6 million, and $211.2 million, respectively. For the years ended December 31, 2025 and 2024, increases in the valuation allowance of $8.6 million and $23.4 million, respectively, were recorded as an expense.

As of December 31, 2025, the Company had $646.0 million of federal NOL carryforwards available to offset future taxable income. Included in this amount is $49.4 million of federal NOL carryovers from the Company’s acquisition of Tenfold in 2021 and $64.9 million of federal NOL carryovers from the Company’s acquisition of VoiceBase in 2021. Of these federal NOL carryforwards, $67.7 million were generated in taxable years ending on or before December 31, 2017 and will expire in various years through 2037. Federal NOL carryforwards generated in taxable years ending after December 31, 2017, do not expire, but generally may only offset up to 80% of federal taxable income earned in a taxable year.

Section 382 of the Internal Revenue Code (“IRC Section 382”) limits a corporation’s ability to utilize NOL and tax credit carryforwards following an ownership change, as defined under IRC Section 382. The Company experienced an ownership change effective September 12, 2025. As a result, utilization of the Company’s federal NOL carryforwards is subject to an annual limitation of approximately $3.3 million.

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

The domestic and foreign components of loss before provision for income taxes consist of the following:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
United States	$(59,467)	$(125,764)	$(95,773)
Israel	375	(42)	1,074
United Kingdom	1,099	1,681	1,481
Netherlands	641	725	2,030
Australia	446	662	(412)
Germany	(8,282)	(10,246)	(5,453)
Other (1)	1,407	1,446	781
Total	$(63,781)	$(131,538)	$(96,272)

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

——————————————
(1)Includes Bulgaria, Canada, France, India, Italy, Japan, , Mexico, Poland, Singapore and Spain.

No additional provision has been made for U.S. income taxes on the undistributed earnings of its wholly-owned Israeli subsidiary, LivePerson Ltd., as such earnings have been taxed in the U.S. A provision for the undistributed earnings of the Company’s other foreign subsidiaries has not been provided because the Company intends to indefinitely reinvest such earnings outside of the U.S., though if these foreign earnings were to be repatriated in the future the related U.S. tax liability would be immaterial through December 31, 2025.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Current income taxes:
U.S. Federal	$—	$—	$—
State and local	998	366	239
Foreign	1,832	1,746	2,878
Total current income taxes	2,830	2,112	3,117

Deferred income taxes:
U.S. Federal	166	72	651
State and local	491	532	488
Foreign	(35)	19	(93)
Total deferred income taxes	622	623	1,046
Total provision for income taxes	$3,452	$2,735	$4,163

As further described in Note 1 - Description of Business and Summary of Signiﬁcant Accounting Policies, the Company has elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s eﬀective rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09:

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2025
	Amount	Percent

	(In thousands)
Loss before provision for income taxes	$(63,781)

Income tax benefit at U.S. federal statutory rate	(13,394)	21.00%
State and local income taxes (net of federal income tax effect) (1)	1,702	(2.67)%
Foreign tax effects:
Germany
Goodwill impairment	2,513	(3.94)%
Rate differential	(993)	1.56%
Other	218	(0.34)%
Other foreign countries	282	(0.44)%
Effect of cross-border taxes laws	79	(0.12)%
Changes in valuation allowances	5,905	(9.26)%

Nontaxable or nondeductible items:
Goodwill impairment	7,053	(11.06)%
Stock-based compensation - excess tax benefit / (tax deficiency)	1,856	(2.91)%
Warrant revaluation	(3,045)	4.77%
Other nontaxable or nondeductible items	681	(1.07)%

Change in unrecognized tax benefits:	683	(1.07)%
Other adjustments
Other items	(88)	0.14%
Total income tax expense and effective rate	$3,452	(5.41)%

(1) State taxes in California make up the majority (greater than 50%) of the tax effect in this category in 2025.

The difference between the total income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	December 31,
	2024	2023
Federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	3.16%	3.94%
Non-deductible expenses – stock-based compensation	(0.14)%	(0.55)%
Non-deductible expenses – earn-out	—%	5.50%
Non-deductible excess compensation	(0.14)%	(0.04)%
Foreign taxes	(0.53)%	(0.94)%
Valuation allowance	(18.19)%	(24.40)%
Stock based compensation – excess tax benefit / (tax deficiency)	(5.00)%	(7.00)%
Goodwill impairment	(7.96)%	(2.59)%
Sale of subsidiary	7.18%	1.69%
Debt restructuring	(1.83)%	—%
Other	0.37%	(0.93)%
Total provision	(2.08)%	(4.32)%

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of income tax related taxes paid, net of refunds received, were as follows:

Year ended December 31, 2025
(In thousands)
State	$55

Foreign:
United Kingdom	490
Germany	438
India	309
Poland	240
Israel	176
Netherlands	(637)
All other	95
Total foreign	1,111
Income taxes, net of amounts refunded	1,166
Other taxes	41
Total taxes paid, net of refunds	$1,207
The effects of temporary differences and federal NOL carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities as of the dates presented:

	December 31,
	2025	2024

	(In thousands)
Deferred tax assets, net:
Net operating loss carryforwards	$173,899	$172,923
R&D tax credit	1,757	1,757
Original issue discount	25,502	7,330
Interest	13,811	7,544
Operating lease liabilities	(12)	(1)
Accounts payable and accrued expenses	4,622	4,266
Non-cash compensation	6,952	7,617
Intangibles amortization	2,978	3,170
R&D capitalization	32,732	58,237
Allowance for credit loss	843	2,067
Total deferred tax assets	263,084	264,910
Less valuation allowance	(243,240)	(234,620)
Deferred tax assets, net	19,844	30,290
Deferred tax liabilities:
Property and equipment	(9,929)	(12,337)
Goodwill amortization and contingent earn-out adjustments	(9,607)	(9,048)
Outside basis difference in subsidiary stock	—	(8,040)
Operating lease right-of-use assets	7	4
Total deferred tax liabilities	(19,529)	(29,421)
Net deferred tax assets	$315	$869

The Company has U.S. federal, Australian, and German NOLs of $646.0 million, $0.2 million, and $30.8 million, respectively. The Australian and German NOLs can be carried forward indefinitely. For the federal NOLs, $578.3 million can be

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carried forward indefinitely, $67.7 million will expire between 2030 and 2037. The Company has $522.9 million of state NOLs, of which $133.6 million can be carried forward indefinitely and $389.2 million will expire between 2026 and 2045.

ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with other provisions contained within this guidance. This topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate audit settlement. The Company had unrecognized tax benefits of $3.8 million and $3.5 million as of December 31, 2025 and 2024, respectively, that would affect the effective tax rate if recognized. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits and recorded in Accrued expenses and other current liabilities was $1.2 million and $0.7 million as of December 31, 2025 and 2024, respectively. There are no unrecognized tax benefits expected to reverse in the next twelve months and impact the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Unrecognized tax benefits balance, beginning of year	$3,536	$3,061	$2,721
Gross increase for tax positions of prior years	—	204	—
Gross increase for tax positions of current year	286	271	340
Unrecognized tax benefits, end of year	$3,822	$3,536	$3,061
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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2025. Disclosure controls and procedures ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed and summarized within the time periods specified in the Securities and Exchange Commission’s rules and forms, and ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as that term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on that assessment, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

The effectiveness of the internal control over financial reporting as of December 31, 2025 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
LivePerson, Inc.
New York, New York

Opinion on Internal Control over Financial Reporting

We have audited LivePerson, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 13, 2026 expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, P.C.

New York, New York
March 13, 2026

Item 9B. Other Information

(a) On March 12, 2026, the Compensation Committee (the “Committee”) of the Company’s Board of Directors approved amending the 2006 employment agreement between the Company and Monica Greenberg, Chief Legal & Administrative Officer of the Company to align her contract terms with current contractual standards across the executive leadership team as part of a recent contract standardization process, including updates to certain definitions, legal terms, and provisions that apply in the event of an involuntary termination.

The Committee also formally ratified its previous approval to add Ms. Greenberg and Mr. John Collins to a pre-existing retention incentive which provides eligibility to receive a potential bonus vesting in two equal installments on March 15, 2026 and September 15, 2026, conditioned on continued employment and subject to forfeiture in the event of termination of employment. Pursuant to the Committee's previous approval, the Company documented inclusion in such retention incentive for Mr. Collins and Ms. Greenberg on January 15, 2026. The aggregate amount of the retention bonus, if earned, would total approximately $239,000 for Ms. Greenberg, and approximately $558,700 for Mr. Collins.

(b) During the three months ended December 31, 2025, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulations S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in the definitive proxy statement for our October 2, 2025 Special Meeting of Stockholders.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, who is our principal executive officer, and other senior financial officers. This Code of Ethics can be found at https://ir.liveperson.com/corporate-governance/governance-overview. Disclosures of any amendments to, or waivers under, the Code of Ethics for the Chief Executive Officer and Senior Financial Officers will be made on our website, www.liveperson.com. The Company’s website addresses provided above are not intended to function as hyperlinks, and the information on the Company’s website is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference herein.

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

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders or will be included in an amendment to this Annual Report on Form 10-K.

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

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2026.

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

Signature	Title(s)	Date

/s/ John Sabino	Chief Executive Officer and Director	March 13, 2026
John Sabino	(Principal Executive Officer)

/s/ John Collins	Chief Financial Officer and Chief Operating Officer	March 13, 2026
John Collins	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dan Fletcher	Director	March 13, 2026
Dan Fletcher

/s/ Nathan Lane	Director	March 13, 2026
Nathan Lane

/s/ James Miller	Director	March 13, 2026
James Miller

/s/ Vanessa Pegueros	Director	March 13, 2026
Vanessa Pegueros

/s/ Karin-Joyce (K.J.) Tjon	Director	March 13, 2026
Karin-Joyce (K.J.) Tjon

/s/ Ryan Vardeman	Director	March 13, 2026
Ryan Vardeman

/s/ William G. Wesemann	Director	March 13, 2026
William G. Wesemann

/s/ Anthony Zingale	Director	March 13, 2026
Anthony Zingale

EXHIBIT INDEX

Number	Description

3.1(a)
Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2000 and filed March 30, 2001)

3.1(b)
Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation effective as of November 12, 2019 (incorporated by reference to Exhibit 4.2 to LivePerson’s Registration Statement on Form S-8 filed on November 13, 2019)

3.1(c)
Certificate of Amendment No. 2 to the Fourth Amended and Restated Certificate of Incorporation effective as of October 3, 2025 (incorporated by reference to Exhibit 3.1 to LivePerson’s Current Report on Form 8-K filed on October 7, 2025)

3.1(d)
Certificate of Amendment No. 3 to the Fourth Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.4 to LivePerson’s Quarterly Report on Form 10-Q filed on November 13, 2025)

3.2	Fourth Amended and Restated By-Laws of LivePerson, Inc. (incorporated by reference to Exhibit 3.1 to LivePerson’s Current Report on Form 8-K filed on August 11, 2025)

3.3
Certificate of Designations of the Series A Junior Participating Preferred Stock of the Company, dated January 22, 2024 (incorporated by reference to Exhibit 3.1 to LivePerson’s Current Report on Form 8-K filed on January 22, 2024)

3.4	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.3 to LivePerson’s Current Report on Form 8-K filed on September 15, 2025)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to LivePerson’s Registration Statement on Form S-1/A filed on March 28, 2000)

4.2
Second Amended and Restated Registration Rights Agreement, dated as of January 27, 2000, by and among LivePerson, the several persons and entities named on the signature pages thereto as Investors, and Robert LoCascio (incorporated by reference to Exhibit 4.2 to LivePerson’s Registration Statement on Form S-1/A filed on March 10, 2000)

4.3 +	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

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

4.13
Supplemental Indenture No. 2, dated as of August 15, 2024, by and between LivePerson, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.15 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

4.14
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

4.18	Notice from Lynrock Lake Master Fund LP, dated September 12, 2025 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 15, 2025)

4.19
Indenture, dated as of September 12, 2025, by and among LivePerson, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.1 to LivePerson’s Current Report on Form 8-K filed on September 15, 2025)

4.20	Form of Senior Secured Convertible Note due 2029 (included within the Indenture filed as Exhibit 4.19 hereto)

10.1
Exchange and Purchase Agreement, dated as of May 13, 2024, by and between LivePerson, Inc. and Lynrock Lake Master Fund LP (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on May 13, 2024)

10.2
First Amendment to Exchange and Purchase Agreement, dated as of June 3, 2024, by and between LivePerson, Inc. and Lynrock Lake Master Fund LP (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on June 4, 2024)

10.3
Exchange Agreement, dated August 11, 2025, by and between LivePerson, Inc. and the Noteholders (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on August 11, 2025)

10.4
Amendment No. 1 to the Exchange Agreement, dated August 11, 2025, by and between LivePerson, Inc. and the Noteholders (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on September 15, 2025)

10.5(a)*	2009 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to LivePerson’s Registration Statement on Form S-8 filed on June 9, 2009)

10.5(b)*	2009 Stock Incentive Plan (amended and restated as of June 7, 2012) (incorporated by reference to Exhibit 99.1 to LivePerson’s Current Report on Form 8-K filed on June 8, 2012)

10.5(c)*	Forms of Grant Agreements under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q filed on May 6, 2011)

10.5(d)*
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

10.7*
Offer Letter Agreement between LivePerson, Inc. and Monica L. Greenberg, dated as of October 25, 2006 (incorporated by reference to Exhibit 10.8 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 13, 2012)

10.8*	Incentive Plan effective April 1, 2011 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on April 28, 2011)

10.9(a)*
Amended and Restated LivePerson, Inc. 2018 Inducement Plan, effective as of September 30, 2024 (incorporated by reference to Exhibit 99.3 to LivePerson’s Registration Statement on Form S-8 filed on December 16, 2024)

10.9(b)*
Amendment to the Amended and Restated LivePerson, Inc. 2018 Inducement Plan (dated as of December 10, 2024) (incorporated by reference to Exhibit 99.4 to LivePerson’s Registration Statement on Form S-8 filed on December 16, 2024)

10.10*
Amended Employment Agreement between LivePerson and Robert LoCascio, dated as of December 27, 2017 (incorporated by reference to Exhibit 10.15 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018)

10.11*
Amended and Restated LivePerson, Inc. 2019 Stock Incentive Plan, effective as of November 25, 2024 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on November 26, 2024)

10.12*	Amendment to the Amended and Restated LivePerson, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on July 1, 2025)

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

10.18*
Form of Restricted Stock Unit Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 16, 2023)

10.19*
Offer Letter, by and between LivePerson and Jeffrey Ford, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.5 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023)

10.20*
Letter Agreement, by and between LivePerson and Monica Greenberg, dated as of August 9, 2023 (incorporated by reference to Exhibit 10.4 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023)

10.21*
Letter Agreement, by and between LivePerson and John Collins, dated as of August 9, 2023 (incorporated by reference to Exhibit 10.3 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023)

10.22*
Employment Agreement, by and between LivePerson and John Sabino, dated as of December 27, 2023 (incorporated by reference to Exhibit 10.26 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 4, 2024)

10.23*
Separation and Release of Claims Agreement, by and between LivePerson and Robert P. LoCascio, dated as of January 31, 2024 (incorporated by reference to Exhibit 10.29 to LivePerson’s Annual Report on Form 10-K/A for the year ended December 31, 2023 and filed on April 29, 2024)

10.24*
Nonstatutory Stock Option Agreement, by and between LivePerson, Inc. and John Sabino, dated as of March 25, 2024 (incorporated by reference to Exhibit 10.21 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

10.25*
Restricted Stock Unit Award Agreement (2-year), by and between LivePerson, Inc. and John Sabino, dated as of March 25, 2024 (incorporated by reference to Exhibit 10.22 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

10.26*
Restricted Stock Unit Award Agreement (4-year), by and between LivePerson, Inc, and John Sabino, dated as of March 25, 2024 (incorporated by reference to Exhibit 10.23 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

10.27
Cooperation Agreement, by and among the Company and the persons set forth on Exhibit A thereto, dated October 20, 2024 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on October 23, 2024)

19	LivePerson, Inc. Insider Trading and Disclosure Policy (incorporated by reference to Exhibit 19 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

21.1 +	Subsidiaries of the Registrant

23.1 +	Consent of BDO USA, P.C., an Independent Registered Public Accounting Firm

24.1	Power of Attorney, pursuant to which amendments to this report may be filed (included on the signature page contained in Part IV of this Annual Report on Form 10-K)

31.1 +	Certification by principal executive officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 +	Certification by principal financial officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	LivePerson, Inc. Amended & Restated Omnibus Clawback Policy (incorporated by reference to Exhibit 97.1 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2023).

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL)

*    Management contract or compensatory plan or arrangement
+     Filed herewith
†    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to provide on a supplemental basis an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

**    The certifications furnished as Exhibit 32.1 and Exhibit 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.