Form 10-K/A
period 2025-12-31
LIVEPERSON INC
filed 2026-04-30
CIK 1102993

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

LIVEPERSON, INC.
AMENDMENT NO. 1 TO 2025 ANNUAL REPORT ON FORM 10-K/A

i

EXPLANATORY NOTE

LivePerson, Inc. (“LivePerson,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Fiscal Year”) originally filed with the Securities and Exchange Commission (the “SEC”) by the Company on March 16, 2026 (the “Original Form 10‑K”) for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was omitted from the Original Form 10‑K in reliance on General Instruction G(3) to Form 10-K, which permits such information to be incorporated by reference from a registrant’s definitive proxy statement, if filed with the SEC not later than 120 days after the end of the fiscal year covered by a Form 10-K (or as such deadline may be extended pursuant to Rule 0-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (the “Filing Deadline”)). We will not have filed our definitive proxy statement by the Filing Deadline and are therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K.

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
ii

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following is a brief biographical summary of the experience of our directors, including their ages as of April 30, 2026.

Jim Miller, 62, has served as a member of the Board since February 2023 and as Chair of the Board since October 2024. Mr. Miller brings over 20 years of board, C-Suite and executive experience at leading technology and e-commerce companies such as Google, Wayfair, The RealReal, Amazon, Sanmina-SCI and Cisco. Since January 2023, Mr. Miller has served as a Senior Advisor of Boston Consulting Group, a global management and consulting firm. Mr. Miller previously served as Chief Technology Officer of Wayfair, Inc. from 2019 to 2022. Prior to Wayfair, he served as Chief Executive Officer of AREVO Inc., a 3-D printing company, and previously held executive leadership roles at Google including Vice President of Operations, Ads and Commerce, and Vice President of Worldwide Operations & Google Energy LLC. Prior to joining Google, Mr. Miller was Executive Vice President at Sanmina-SCI Corporation, one of the world’s largest electronic manufacturing service providers. Mr. Miller has also held executive roles in operations and supply chain at FirstSolar, Inc., Cisco Systems, Inc. and Amazon.com, Inc. Mr. Miller currently serves on the boards of The RealReal, Inc. (NASDAQ:REAL), a Nasdaq-listed online luxury resale store, Brambles Ltd. (ASX:BXB), an ASX-listed supply-chain logistics company, and Service Express, a provider of third-party maintenance services and a subsidiary of private equity firm Warburg Pincus LLC. He previously served on the board of Wayfair before becoming its Chief Technology Officer, and ITRenew, Inc., a privately-held global provider of data sanitization and IT asset disposition services. Mr. Miller earned a B.S. in aerospace engineering from Purdue University, an M.S. in mechanical engineering from the Massachusetts Institute of Technology and an M.B.A. from MIT’s Sloan School of Management.

Mr. Miller brings to the Board extensive experience in scaling rapidly-growing internet companies, technological and operational expertise and significant knowledge of financial management and corporate strategy.

Dan Fletcher, 42, has served as a member of the Board since November 2024. Mr. Fletcher brings over 18 years of SaaS industry financial, strategic, and operational experience, with particular specialization in financial, strategic and operational organizational transformation. As an experienced CFO, his areas of expertise include profitability analysis and improvement, budgeting and forecasting, strategic planning, operating strategy design and execution, cash flow and working capital management, sales force effectiveness, organizational design, post-acquisition integration, and project management.

Mr. Fletcher joined Vector Capital Management, L.P. (together with its affiliates, the “Vector Group”) in June 2018, where he served as an Operating Principal until February 2025 and has served as Chief Financial Officer for multiple Vector Group investments. Mr. Fletcher currently serves as Chief Financial Officer of Planful, Inc., a leading SaaS provider of cloud-based enterprise performance management applications (January 2022 - present and December 2018 - May 2020). Previously, he served as Chief Financial Officer of MarkLogic Corporation, a leading provider of data management and data integration solutions for large enterprise and public sector customers (October 2020 - December 2021). From 2014 until June 2018, Mr. Fletcher was a Manager at Alvarez & Marsal, a leading consulting firm, where he served in interim management roles for portfolio companies of Alvarez & Marsal clients. He was previously employed as an associate at Sterling Partners, a private equity firm based in Chicago, and at PricewaterhouseCoopers LLP. In addition, Mr. Fletcher has served as a director of two privately held companies: Gappify, Inc., a leading provider of accrual automation solutions for corporate accountants (August 2021 - present) and Reconext, an industry leader in providing reverse logistic solutions to wireless and electronics customers (March 2020 - February 2021). Mr. Fletcher holds a B.S. and Master’s degree in Accountancy from the University of Missouri.

Mr. Fletcher brings to the Board extensive experience in SaaS industry operations and finance, including with strategic initiatives to enhance shareholder value.

Nathan “Tripp” Lane, 48, has served as a member of the Board since November 2025. Mr. Lane is the founder of Delancey Cove LLC, a consulting firm, where he has been an advisor, board member and interim manager for companies undergoing turnarounds and restructurings since 2017. Mr. Lane has also served as a director for a number of public and private companies since 2019, including as a non-executive director of Card Factory PLC from 2020-2024, National Cinemedia from 2024-2025, and Benchmark Holdings PLC from 2024-2025. Prior to Delancey Cove, Mr. Lane was an investment professional with BlueMountain Capital Management, LLC, a hedge fund, from 2015 to 2017, and a Principal at Apax Partners, L.P., a global private equity advisory firm, from 2006 to 2015 where he focused on investments in the consumer, retail and media industries. Mr. Lane holds a B.A. from Colgate University, an M.A. from the School of Advanced International Studies (SAIS), Johns Hopkins University, and an M.B.A. from The Wharton School, University of Pennsylvania.

Mr. Lane brings to the Board extensive experience serving as an advisor, board member and interim manager guiding public and private companies through significant corporate transitions and periods of business and operational transformation, and over two decades of business experience with a focus on consumer, retail, media, and technology industries.

Vanessa Pegueros, 61, has served as a member of the Board since December 2022. Ms. Pegueros has served as a Venture Partner at Flying Fish Partners since 2018. Ms. Pegueros brings over three decades of experience and leadership in software, technology and cybersecurity to LivePerson. Most recently, she served as the Chief Trust & Security Officer of Onelogin, Inc., the identity platform for secure, scalable and smart experiences that connect people to technology, from 2019 until 2022. Prior to that, Ms. Pegueros served as Vice President and Chief Information Security Officer of DocuSign, Inc., the world’s leading way to electronically sign and manage contracts, from 2013 until 2019. Ms. Pegueros also previously served as Senior Vice President of Information Security at U.S. Bancorp; Chief Information Security Officer at Expedia Group, Inc.; and First Vice President, Security Assessment Services at Washington Mutual, Inc. Currently, Ms. Pegueros serves on the board of Prisidio Inc., a cloud-based secure digital vault, and as a member of the board, the Nominating and Governance Committee and the Audit Committee of Boeing Employee Credit Union. Previously, Ms. Pegueros served on the public company board of Carbon Black, Inc., an endpoint security company, which was acquired by VMware, Inc. in October 2019. Ms. Pegueros earned an M.B.A. from Stanford Graduate School of Business, an M.S. in Telecommunications from the University of Colorado at Boulder, and a B.S. in Mechanical Engineering from the University of California at Berkeley. She is Directorship Certified through the NACD as well as a certified Qualified Technology Expert through the Digital Directors Network. She also holds GSEC, CRISC, CISM, and CISSP security certifications as well as the Certified Information Privacy Professional Europe (CIPP/E) privacy certification.

Ms. Pegueros brings to the Board extensive senior leadership experience, technological expertise and innovation, and deep knowledge in the areas of governance and organizational management.

John Sabino, 53, has served as our Chief Executive Officer (“CEO”) and as a member of the Board since January 2024. Prior to joining LivePerson, Mr. Sabino served as Chief Customer Officer of VMware, Inc., a cloud computing and virtualization technology company, from October 2021 to January 2024, where he led the company’s 7,000-person global customer success organization. From 2017 to October 2021, Mr. Sabino served as Chief Customer Officer of Splunk Inc., a software company focused on data management and digital system security solutions where he oversaw customer experience for Splunk’s more than 18,000 customers. From March 2015 to April 2017, Mr. Sabino served as Chief Operating Officer of GE Digital (currently known as GE Vernova, Inc.), an industrial software company focused on creating the infrastructure and next generation capabilities for the industrial internet, where he led operations and oversaw strategy, go-to-market, and technology infrastructure. Mr. Sabino started his career as a captain in the United States Army and has held executive roles leading commercial operations and strategic initiatives at General Electric Capital Corporation and NBCUniversal Media LLC. Mr. Sabino earned an M.B.A. from USC’s Marshall School of Business and a B.S. from the United States Military Academy at West Point.

Mr. Sabino brings to the Board a unique perspective on LivePerson’s business as well as his strategic vision and operational insights as the Company’s CEO. In addition, the Company values Mr. Sabino’s SaaS and enterprise software leadership experience and deep familiarity with the technology and digital business industry.

Karin-Joyce (K.J.) Tjon, 64, has served as a member of the Board since November 2024. Ms. Tjon is a seasoned finance and operations leader with over 25 years of executive and board leadership experience including public and private technology and SaaS companies. Ms. Tjon has a proven track record of driving business transformation, and deep expertise in turnaround management as well as complex debt and cost restructuring. Ms. Tjon currently serves on the boards of directors of Solidion Technology, Inc. (NASDAQ:STI), a publicly traded company that develops and supplies technologies for electric vehicles (since 2022), and NPH International, a charitable organization. From July 2018 until May 2020, Ms. Tjon served as Chief Financial Officer of Alorica, Inc., a multi-billion dollar provider of technology-enabled customer service solutions for large enterprises, where she was instrumental in strengthening the company’s capital structure, including leading significant debt restructuring initiatives. From February 2017 until August 2017, Ms. Tjon was President and Chief Operating Officer of Scientific Games, Inc. From July 2014 until September 2016, Ms. Tjon served as the Executive Vice President and Chief Financial Officer for Epiq Systems, Inc., a formerly publicly traded provider of technology-enabled solutions for the legal industry. From August 2011 to May 2014, Ms. Tjon served as Chief Financial Officer at Hawker Beechcraft, Inc. From 2002-2011, Ms. Tjon served as Managing Director at Alvarez & Marsal, a leading consulting firm, where her practice focused on business transformation, turnaround management and driving operating performance. Ms. Tjon also previously served on the board of Kaleyra, Inc., a global provider of enterprise mobile and omnichannel communication services from December 2022 through the company’s acquisition by Tata Communications in November 2023. Ms. Tjon earned an M.B.A. from Columbia University’s Graduate School of Business and a B.S.S. in specialized studies in Organizational Behavior from Ohio University.

Ms. Tjon brings to the Board significant financial, operational and leadership experience as a director, C-Suite executive and corporate advisor for public and private companies, deep expertise in turnaround management as well as complex debt and cost restructuring, along with her demonstrated track record driving operating performance and innovation.

Ryan Vardeman, 48, has served as a member of the Board since October 2025. Mr. Vardeman serves as a principal and co-founder of Palogic Value Management, L.P., a Dallas, Texas based investment management company, a position he has held since January 2007. Mr. Vardeman has extensive corporate strategy, operating, financial and investment experience including capital structure analysis, a focus on small-cap equities, and investing in a broad range of industries with an emphasis on technology and software companies. Mr. Vardeman also served on the board of directors of BSQUARE Corporation from 2018 to 2023, including serving in the role of Chairman of the Compensation Committee, Chairman of the Board and member of the Governance and Nominating Committee, and ITEVAC, Inc. from November 2024 to March 2025. Mr. Vardeman holds a B.S. in Electrical Engineering and Computer Science from Texas Tech University and an M.B.A. from the Owen Graduate School of Management at Vanderbilt University.

Mr. Vardeman brings to the Board extensive experience in finance, corporate strategy, and investment management, including corporate reorganization, with a particular focus on technology and software companies.

William G. Wesemann, 69, has served as a member of the Board since November 2004. Mr. Wesemann brings experience as an executive, board member and investor in various technology companies. Mr. Wesemann has been an independent consultant and an independent investor since 2002 in the software and consumer services industries. In addition to his role as a member of the Board, Mr. Wesemann has served on the board of directors of Aclarion, Inc. (NASDAQ: ACON), a medical SAAS company that listed on Nasdaq in 2022, since 2014 and has served as its Lead Independent Director since 2022. He also serves on the boards of directors of several privately-held companies, including Stationhead, Inc., a social audio company, and Mylio, LLC, a photo management company. From March 2016 until January 2019, Mr. Wesemann was CEO of LARC Networks Inc., a communication, security and privacy technology developer. Earlier in his career, Mr. Wesemann was CEO of NextPage, Inc., a provider of document management systems, CEO of netLens Inc., a peer-to-peer platform for creating distributed applications that was acquired by NextPage, and SVP Worldwide Sales of Genesys Telecommunications Laboratories, Inc., a leader in computer-telephony integration, through a successful IPO. Prior to that, he was EVP Global Sales for NeXT Computer Inc. Mr. Wesemann earned a B.A. degree from Glassboro State College (now called Rowan University).

Mr. Wesemann brings to the Board notable technology, software and sales experience, in addition to extensive CEO, management and board experience at public and private software and technology companies.

Anthony Zingale, 70, has served as a member of the Board since July 2025. Mr. Zingale previously served as Executive Chairman of Jive Software, Inc., a pioneer of social collaboration and communication, from January 2015 until June 2017, where he also served as CEO from January 2010 until December 2014. Prior to Jive Software, Inc., he served as the President and Chief Executive Officer of Mercury Interactive Corporation, a business technology optimization company, from 2004 until its merger with Hewlett Packard at the end of 2006. Prior to Mercury Interactive Corporation, Mr. Zingale served as President and Chief Executive Officer of Clarify, Inc., a customer relationship management company, from 1998 until its acquisition in 2001. Currently, Mr. Zingale serves on the board of directors of ON24, Inc. (NYSE: ONTF), an AI-powered webinar and engagement platform. Mr. Zingale served on the board of directors of Carbon Black, Inc., a public cybersecurity company, from December 2015 to December 2019. Mr. Zingale holds a BS in Electrical and Computer Engineering and a BA in Business Administration from the University of Cincinnati.

Mr. Zingale brings to the Board over two decades of leadership experience in enterprise software, technology optimization and customer relationship management across both public and private companies.

The following is a brief biographical summary of the experience of the executive officers of LivePerson, including their ages as of April 30, 2026.

Name	Age	Position(s)
John Sabino	53	Chief Executive Officer
John D. Collins	44	Chief Financial Officer and Chief Operating Officer
Monica L. Greenberg	57	Chief Legal and Administrative Officer
Christopher Mina	42	Chief Technology & Product Officer

John Sabino’s biography can be found above in this Amendment and is included with the biographies of the other members of the Board. Biographies for our other executive officers are listed below.

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

Monica L. Greenberg has served as our Chief Legal and Administrative Officer since September 2025, our Executive Vice President, Policy, General Counsel and Head of People from August 2023 to September 2025, our Executive Vice President, Policy and General Counsel from April 2019 to August 2023 (concurrently serving as Head of People Operations from January 2020 to December 2020), our Executive Vice President, Corporate Development, Strategic Alliances and General Counsel from December 2017 to April 2019, our Executive Vice President, Business Affairs and General Counsel from February 2014 to December 2017 and our Senior Vice President, Business Affairs and General Counsel from November 2006 to February 2014. From May 2004 until October 2006, Ms. Greenberg was an independent consultant. From April 2000 until April 2004, Ms. Greenberg served as Vice President, General Counsel and Senior Corporate Counsel of Nuance Communications, Inc. Previously, from January 1999 to March 2000, Ms. Greenberg was the principal of a small business. From July 1996 to December 1998, Ms. Greenberg was associated with the law firm of Wilson Sonsini Goodrich & Rosati in Palo Alto, California. From September 1994 to July 1996, Ms. Greenberg was associated with the law firm of Willkie Farr & Gallagher in New York, New York. Ms. Greenberg earned her J.D. from Boston University School of Law, where she was a member of the Boston University Law Review, and a B.A. from the University of Pennsylvania.

Christopher Mina has served as our Chief Technology & Product Officer since January 2025 and previously served as our VP of Engineering from April 2021 to September 2022. Mr. Mina leads LivePerson’s product, engineering, and AI organization, guiding the company’s product strategy and operational excellence. With an extensive background leading global enterprise brands through technical and product transformations at scale in the SaaS, CCaaS, and Conversational AI, Mr. Mina is uniquely qualified to drive LivePerson’s technology forward and deliver high-quality, reliable, and trusted enterprise software for LivePerson’s customers.

Mr. Mina comes to LivePerson from Vonage, where he guided product, business strategy, and execution for the Global Apps business, which included UCaaS, CCaaS, and Conversational AI. Before that, Mina was Head of Voice and VP of Product and Engineering at LivePerson where he led LivePerson’s voice initiatives, including the acquisition of Tenfold, Voicebase, AI Foundation, and delivered Voice AI. Prior to that, he held leadership roles at RingCentral and several startups.

Mr. Mina is based in Saratoga Springs, NY, and earned a BS in Biomedical Engineering from Lehigh University.

Audit Committee

The Audit Committee appoints our independent registered public accounting firm, reviews the plan for and the results of the independent audit, approves the fees of our independent registered public accounting firm, reviews with management and the independent registered public accounting firm our quarterly and annual financial statements and our internal accounting, financial and disclosure controls, reviews and approves transactions between LivePerson and its officers, directors and affiliates, oversees whistleblower procedures, and performs other duties and responsibilities as set forth in a charter approved by the Board. The charter of the Audit Committee is available at https://ir.liveperson.com/corporate-governance/governance-overview. Each member of the Audit Committee is independent, as “independence” is defined for purposes of Audit Committee membership by the listing standards of Nasdaq and the applicable rules and regulations of the SEC. The Audit Committee held four meetings during the 2025 Fiscal Year. The Company’s website address provided above is not intended to function as a hyperlink, and the information on the Company’s website is not and should not be considered part of this Amendment and is not incorporated by reference herein.

The members of the Audit Committee of our Board during the 2025 Fiscal Year were Ms. Tjon (Chair), Mr. Fletcher, Ms. Jill Layfield (prior to her resignation from the Board), Mr. Miller (following Ms. Layfield’s departure) and Mr. Wesemann. On January 22, 2026, the Board appointed Mr. Lane to serve on the Audit Committee as well.

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

The Company’s website addresses provided above are not intended to function as hyperlinks, and the information on the Company’s website is not and should not be considered part of this Amendment and is not incorporated by reference herein.

Item 11. Executive Compensation

As a smaller reporting company, the Company has opted to comply with the SEC’s executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined under the Securities Act of 1933, as amended. Those rules require compensation disclosure only for the Company’s principal executive officer and its next two most highly compensated executive officers (other than the principal executive officer) who were serving as an executive officer at the end of 2025.

The tabular disclosure and discussion that follow describe the Company’s executive compensation program during the fiscal years ended December 31, 2025 and 2024 with respect to the Company’s named executive officers for 2025:

•John Sabino, our CEO;
•John D. Collins, our COO and CFO, and former Interim CEO; and
•Christopher Mina, our Chief Technology & Product Officer.

2025 Summary Compensation Table

The following table sets forth the compensation earned for all services rendered to the Company in all capacities in each of the last two fiscal years, by our NEOs. Following the table is a discussion of material factors related to the information disclosed in the table.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
John Sabino Chief Executive Officer	2025	550,000	—	280,800	—	176,000	32,237	1,039,037
	2024	535,545	—	3,421,936	169,000	165,000	27,798	4,319,279
John D. Collins Chief Financial Officer and Chief Operating Officer	2025	525,000	50,000	863,956	—	109,200	40,558	1,588,714
	2024	525,000	575,000	890,400	—	97,125	40,334	2,127,859
Christopher Mina Chief Technology and Product Officer	2025	437,500	—	1,023,379	—	71,000	128,491	1,660,370

(1)Represents the second payment of a $100,000 retention bonus awarded to Mr. Collins in September 2024. The second payment vested on June 15, 2025.
(2)The amounts reported in the “Stock Awards” column represent the grant date fair value of RSU awards granted to our NEOs in 2025 computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, or ASC Topic 718, and in accordance with SEC rules. Details and assumptions used in calculating the grant date fair value of the RSU awards may be found in Note 11 of the Company’s consolidated financial statements contained in our Annual Report on Form 10-K for the 2025 Fiscal Year, as filed with the SEC. The amounts included in this column reflect the Company’s accounting expense and do not correspond to the actual value that will be realized, and there is no assurance that these grant date fair values will ever be realized. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3)Represents the performance-based, annual incentive bonuses in respect of 2025 performance, as described in the section of this Amendment titled “Narrative Disclosure to 2025 Summary Compensation Table - Annual Incentive Compensation” below.
(4)Amounts reported include: (i) $720, $720 and $630 for Mr. Sabino, Mr. Collins, and Mr. Mina, respectively, for premiums for term life insurance, (ii) $9,750, $14,000, and $14,000 for Mr. Sabino, Mr. Collins, and Mr. Mina, respectively, for matching contributions to our 401(k) plan, (iii) $21,857, $25,838, and $25,838 for Mr. Sabino, Mr. Collins, and Mr. Mina, respectively, for health, dental, vision and disability insurance, and (iv) for Mr. Mina, $50,000 for relocation expenses and $38,023 in relocation-related tax assistance.

Narrative Disclosure to 2025 Summary Compensation Table

Elements of 2025 Compensation

The philosophy underlying our executive compensation program is to employ and retain the best leaders in our industry to ensure we execute on our business goals, to reward both individual and company performance in order to promote growth and profitability, and to effectively create long-term stockholder value. In order to achieve our compensation objectives and to support our strategy and compensation philosophy, our compensation program for the 2025 Fiscal Year was designed to include the principal pay elements described further below. In accordance with our executive compensation philosophy, a significant portion of our NEOs’ target pay is incentive-based, and therefore is considered “at-risk.” This approach directly aligns each NEO’s interests with those of our stockholders during periods of both share price growth and share price pressure. Based on the elements of compensation described in the narrative below, approximately 40% of Mr. Sabino’s 2025 annual compensation opportunity (assuming target performance) stems from “fixed” pay elements (i.e., base salary) while 60% is connected to a form of “at-risk” compensation (i.e., target annual bonus and equity compensation).

Base Salaries

The Compensation Committee believes that our executive base salaries should reflect competitive levels of pay and factors unique to each executive such as experience and breadth of responsibilities, performance, individual skill set, time in the role and internal pay parity. Base salaries are initially set forth in our NEO’s executive’s employment agreement or offer letter, and reviewed periodically. Salary adjustments, if any, for the NEOs are approved by the Compensation Committee. The annual base salaries for Mr. Sabino and Mr. Collins were not adjusted in 2025. Mr. Mina’s base salary of $425,000 was increased, as of October 15, 2025, to $500,000 in consideration of competitive market data and in response to Mr. Mina’s performance since the commencement of his employment.

Annual Incentive Compensation

Our NEOs are provided the opportunity to earn a performance-based annual bonus. The annual bonus plan is designed to provide awards to such individuals as an incentive to contribute to and reward achievement against pre-established financial-based metrics. The Compensation Committee annually selects specific performance metrics to motivate performance that enhances and supports our strategic corporate objectives consistent with our annual operating plan.

Target annual bonus opportunities are expressed as a percentage of annual base salary and were established by the Compensation Committee in consideration of the NEO’s level of responsibility and his or her ability to impact overall results. The Compensation Committee also periodically considers competitive market analysis prepared by Compensia in setting target bonus amounts.

For the 2025 Fiscal Year, the target annual bonus opportunities for our NEOs are set forth in the table below, expressed both as a percentage of base salary and as a dollar amount. The target annual bonus opportunity percentages were unchanged from the prior year for Mr. Sabino and Mr. Collins, and set at 50% of base salary for Mr. Mina as part of his hiring.

NEO	Target Bonus as a % of Salary	Target Bonus ($)
John Sabino	100%	550,000
John D. Collins	65%	341,250
Christopher Mina	50%	221,875	(1)
(1) Target bonus amount reflects salary adjustment in October 2025.

Annual bonus payouts for the 2025 calendar year were based on the level of achievement of the performance goals established by the Compensation Committee in consultation with our CEO and CFO, which level of performance was applied to the aggregate funding pool established by the Compensation Committee at the beginning of 2025 and then allocated to all eligible annual bonus participants. In designing the 2025 annual bonus program, the Compensation Committee sought to align the goals with investor interests, choosing B2B Recurring Revenue (weighted 30%), B2B New Annual Recurring Revenue (weighted 30%) and B2B Core Free Cash Flow (weighted 40%) as the relevant operational and financial performance metrics since success across those measures drives business operations and are key to positively impacting shareholder value. Corporate achievement at or between the approved threshold and target achievement levels of each goal resulted in funding the aggregate bonus pool based on a pre-determined scale set by the Compensation Committee. Following the end of the fiscal year, the Compensation Committee assessed performance against the established targets to have been achieved at 40%. The Compensation Committee, in consultation with management and in consideration of fiscal management goals and prior year performance, had approved, at the beginning of 2025, a reduced bonus pool target funding level, with Committee discretion to increase the available pool based on actual Company performance. The final payout percentage approved by the Committee for the 2025 fiscal year, based on Company performance together with the predetermined bonus pool funding level and the allocations across all annual bonus plan participants, resulted in participant payouts of approximately 32% of each participant’s target bonus opportunity.

The table below summarizes the performance metrics, weightings, goals and achievement levels with respect to the 2025 annual bonus program:

Goal	Weighting	Goals Threshold / Target (in millions of $)	Achievement Level (in millions of $)	Pool Funding Level
2025 B2B Recurring Revenue(1)	30%	235.66 / 244	Below threshold	—
2025 B2B New Annual Recurring Revenue(2)	30%	(15.3) / 0	Below threshold	—
2025 B2B Free Cash Flow(3)	40%	(20.4) / (15)	(15)	40%

(1)“2025 B2B Recurring Revenue” means aggregate 2025 Fiscal Year recurring software revenue and recurring professional services revenue.
(2)“2025 B2B New Annual Recurring Revenue” means annual new recurring software revenue and annual new recurring professional services revenue, net of churn, in the 2025 Fiscal Year.
(3)“2025 B2B Free Cash Flow” means Adjusted EBITDA less capitalized software and other capital purchases in the 2025 Fiscal Year. “Adjusted EBITDA” means net loss, before provision for (benefit from) income taxes, interest income (expense), net, other income (expense), net, depreciation and amortization, stock-based compensation, restructuring costs, transaction-based acquisition costs, contingent earn-out adjustments and other non-cash charges.
The Compensation Committee has the authority to, but did not revise any NEO bonus amounts in respect of 2025 based on individual performance or performance measured against any strategic objectives, and, therefore, the annual bonus amounts for those bonus-eligible NEOs reflect the Company’s performance against the metrics described above as applied to the final determined aggregate bonus pool. The table below sets forth the earned bonus amounts for each NEO for 2025, which were paid in cash:

NEO	Earned Bonus ($)	Earned Bonus (as a % of Target)
John Sabino	176,000	32%
John D. Collins	109,200	32%
Christopher Mina	71,000	32%

Equity-Based Awards

Equity-based awards are an important element for aligning the long-term financial interests of our NEOs and our stockholders. The Compensation Committee may grant equity-based awards under the Company’s Amended and Restated 2019 Stock Incentive Plan (the “2019 Stock Incentive Plan”), or the Company’s Amended and Restated Inducement Plan (as defined below), in the case of new-hire awards) in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other equity-based awards.

For equity awards granted in the 2025 Fiscal Year, the Compensation Committee considered multiple factors, including (i) retention of key personnel across the employee base to maintain institutional knowledge and execute on operational goals; (ii) share pool constraints in the 2019 Stock Incentive Plan, (iii) the potential dilutive effects of equity awards upon vesting or exercise, (iv) the desire to provide market-competitive equity awards to employees based , in part on the status and retention value of awards previously granted to an employee, (v) the performance of the Company’s stock price, (vi) competitive market analysis performed by Compensia, and (vii) the recommendations of the CEO (except with respect to his own equity compensation).

In consideration of the foregoing, (i) in May 2025 and September 2025, the Compensation Committee awarded grants of RSUs to Mr. Collins in respect of 19,711 and 46,955 shares, respectively, each of which vest on the first anniversary of the date of grant; and (ii) in December 2025, the Compensation Committee awarded RSUs to Mr. Sabino in respect of 60,000 shares, 35% of which vest on September 15, 2026 and 65% of which vest on September 15, 2027. In addition, Mr. Mina received a sign-on equity award as an inducement to his accepting an offer of employment as the Company’s Chief Technology and Product Officer, effective as of January 1, 2025, consisting of 33,333 RSUs that vest on the first two anniversaries of the date of grant. The number of shares above subject to the grants in 2025, as described above, are in each instance being reported on a post-reverse split basis to reflect the 1 to 15 share reverse split of the Company’s shares that occurred on October 15, 2025.

The Role of Compensation Consultant, Competitive Pay Positioning and 2025 Benchmarking

The Compensation Committee, composed of independent, non-employee members of the Board, oversees the executive compensation program for our NEOs and determines NEO pay levels. The Compensation Committee works closely with an independent compensation consultant, Compensia, to design, review and evaluate compensation programs and pay mix for our NEOs. The Committee also seeks the input of management to examine the effectiveness of the Company’s executive compensation program throughout the year. The Compensation Committee reviews executive compensation and market and peer compensation data periodically, in conjunction with annual operational and financial planning for the current fiscal year and as needed for specific executive compensation issues that may arise at other times. The Compensation Committee makes final determinations regarding compensation for the CEO and our other executive officers in its sole discretion.

In determining the pay levels, the Compensation Committee considers all forms of compensation and benefits. As part of the compensation-setting process for the 2025 Fiscal Year, the Compensation Committee reviewed market data developed by Compensia covering peer and broader tech company practices sourced from SEC filings and broader market surveys to evaluate compensation levels and practices for the NEOs. After consideration of the data collected on external competitive levels of compensation and internal relationships within the executive group, the Compensation Committee reviewed and approved the 2025 Fiscal Year target total compensation opportunities for executives based on the need to attract, motivate and retain an experienced and effective management team.

Pay levels for each of our NEOs are determined based on a number of factors, including the individual’s roles and responsibilities within the Company, the individual’s experience and expertise, the pay levels for peers within the Company, pay levels in the broader technology company marketplace for similar positions, performance of the individual and the Company as a whole, and the Company’s overall cash and equity compensation budgets.

As noted above, notwithstanding the Company’s overall pay positioning objectives, pay opportunities for specific individuals vary based on several factors such as scope of duties, tenure, institutional knowledge and/or difficulty in recruiting a new executive. Given that a significant portion of our compensation consists of variable, at-risk elements, actual total compensation in a given year will vary above or below the target compensation levels based primarily on the attainment of operational and financial goals and the creation of stockholder value. For purposes of setting compensation for the 2025 Fiscal Year, the Compensation Committee utilized a compensation peer group consisting of the companies listed below. The 2025 Fiscal Year peer group was updated from the peer group utilized for compensation determinations in the prior year. In developing an appropriate comparator group, the following criteria served as key drivers: public company status, U.S.-based headquarters, industry (inclusive of business scope and business mix), size (market capitalization and revenue), and number of employees. In addition, the Compensation Committee considered whether potential peer group members were identified as labor market competitors of ours as well as included in the peer group identified by Institutional Shareholder Services. The Compensation Committee works with Compensia periodically to determine if any adjustments to the peer group are appropriate.

Amplitude, Inc.	8x8, Inc.	Porch Group, Inc.
Bandwith, Inc.	Fastly, Inc.	PROS Holdings Inc.
Cerence, Inc.	Model N, Inc.	Rimini Street, inc.
Commerce.com, Inc. (f/k/a Big Commerce Holdings, Inc.)	Olo Inc.	Synchronoss Technologies, Inc.
Consensus Cloud Solutions, Inc.	ON24 inc	Upland Software, Inc.
Digital Turbine, Inc.	OneSpan Inc.	Yext, Inc.
Domo, Inc.	Ooma Inc.	Zuora Inc.

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

Employment Agreements for our Named Executive Officers

John Sabino, our CEO, became our CEO on January 10, 2024. Prior to the commencement of his employment, we entered into an employment agreement with Mr. Sabino setting forth the terms and conditions of his service as our CEO. Mr. Sabino’s employment agreement provides that he will receive an annual base salary of $550,000, and he will be eligible to receive an annual bonus, with a target bonus opportunity of 100% of his base salary. In connection with his commencement of employment, Mr. Sabino received inducement awards, including: (i) two RSU awards, one with a target grant date value of $1,200,000 that will vest in two equal installments on the first two anniversaries of the date of grant, and the second with a target grant date value of $4,000,000 that will vest as to 25% of the number of RSUs on the first anniversary of the date of grant and then in 12 substantially equal quarterly installments, and (ii) the Sign-on Option, which is a stock option to acquire 66,666 (reflecting adjustment in light of the reverse stock split) shares of the Company’s common stock that will vest and become exercisable upon satisfaction of certain performance-based and time-based vesting conditions. The Sign-on Option’s performance-based vesting conditions provide that 50% of the Sign-on Option will be eligible to vest and become exercisable if, within the first three years following the date of grant, the average closing share price of the Company’s common stock reaches $120.00 (reflecting adjustment in light of the reverse stock split) on a rolling 30-day trading basis, and the remaining 50% of the Sign-on Option will be eligible to vest and become exercisable if, within the first four years following the date of grant, the average closing share price of the Company’s common stock reaches $195.00 (reflecting adjustment in light of the reverse stock split) on a rolling 30-day trading basis. In addition, to the extent that the performance-based vesting conditions are met, 50% of the Sign-on Option will vest and become exercisable on the second anniversary of the date of grant, and the remaining portion of the Sign-on Option will vest and become exercisable in 24 substantially equal monthly installments following the second anniversary of the date of grant. Mr. Sabino’s employment agreement provides for certain payments upon termination. Please refer to the section of this Amendment titled “Potential Payments Upon Termination or Change in Control” below for a description of those termination payments.

John D. Collins, our COO and CFO, and former Interim CEO, is party to an employment agreement with us, dated as of August 9, 2022 and amended effective May 1, 2024, which covers the terms and conditions of Mr. Collins’ employment including his eligibility to participate in the Company’s annual bonus plan as it exists from time to time under terms comparable to other employees of similar role and responsibility, and standard Company employee benefits, including vacation, in accordance with the terms of those programs in effect from time to time. Mr. Collins’ employment agreement provides for certain payments upon termination. Please refer to the section of this Amendment titled “Potential Payments Upon Termination or Change in Control” below for a description of those termination payments.

Christopher Mina, our Chief Technology and Product Officer, is party to an employment agreement with us, dated as of November 27, 2024, and amended as of October 23, 2025, which covers the terms and conditions of Mr. Mina’s employment including his eligibility to participate in the Company’s annual bonus plan as it exists from time to time under terms comparable to other employees of similar role and responsibility, and standard Company employee benefits, including vacation, in accordance with the terms of those programs in effect from time to time. In connection with his hiring, Mr. Mina was entitled to payment or reimbursement by the Company of certain relocation and related tax planning expenses related to Mr. Mina’s relocation from abroad, subject to applicable taxes. The relocation-related payments are subject to repayment by Mr. Mina if he were to voluntarily terminate his employment within two years of his relocation. In addition, as part of the amendment of Mr. Mina’s employment agreement, Mr. Mina became eligible for a $250,000 transaction-based retention bonus that becomes vested and payable, subject to applicable tax, upon the closing of a change of control of the Company occurring within two years of the date of the amendment. Mr. Mina’s employment agreement, as amended, also provides for certain payments upon termination. Please refer to the section of this Amendment titled “Potential Payments Upon Termination or Change in Control” below for a description of those termination payments.

Outstanding Equity Awards at End of 2025 Fiscal Year

The following table sets forth information concerning outstanding equity awards held by each of the NEOs as of the end of the 2025 Fiscal Year. In the table below, all share numbers and exercise prices, as applicable, in respect of awards that were outstanding as of October 13, 2025 reflect adjustments made in light of the 1 to 15 reverse-stock split of the Company’s shares that occurred on that date. Any awards granted after that date are included based on the actual number of shares granted (on a post-reverse split basis).

		Option Awards				Stock Awards
	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (3)
John Sabino	3/15/2024	—	66,666	15.30	3/15/2034	—	—	—	—
	3/15/2024	—	—	—	—	122,581	474,388	—	—
	12/1/2025	—	—	—	—	60,000	232,200	—	—
John D. Collins	10/29/2019	1,854	—	609.15	10/29/2029	—	—	—	—
	4/16/2020	2,474	—	410.85	5/15/2030	—	—	—	—
	4/9/2021	1,932	—	776.10	5/7/2031	—	—	—	—
	7/27/2022	—	—	—	—	2,905	11,242	—	—
	7/27/2022	—	—	—	—	—	—	1,851	7,163
	5/15/2025	—	—	—	—	19,711	76,282	—	—
	9/15/2025	—	—	—	—	46,955	181,716	—	—
Christopher Mina	1/15/2025	—	—	—	—	33,333	128,999	—	—
	9/15/2025	—	—	—	—	26,333	101,909	—	—

(1)In connection with his hiring, Mr. Sabino was granted a stock option to acquire 1,000,000 shares (66,666 shares on a post-reverse split basis) of the Company’s common stock that will vest upon satisfaction of certain performance-based and time-based vesting conditions as further described above in the section of this Amendment titled “Narrative Disclosure to Summary Compensation Table – Employment Agreements for our Named Executive Officers.”
(2)For RSU awards granted prior to 2024, the total original number of shares subject to each RSU award listed in this column vests over four years, with 25% of the units vesting on the first anniversary of the vesting commencement date and the balance vesting in equal annual installments on each anniversary thereof. For RSU awards granted in 2024 and 2025 to Mr. Collins and Ms. Greenberg, the total original number of shares subject to each RSU listed in this column become vested in full upon the first anniversary of the vesting commencement date. For Mr. Sabino, 774,194 shares (51,612 shares on a post-reverse split basis) of the original number of shares subject to his RSU awards vest in two equal installments on the first two anniversaries of the grant date (i.e., March 15, 2025 and March 15, 2026), and 2,580,645 (172,043 on a post-reverse split basis) of the original number of shares subject to his RSU award vest as to 25% of the award on the first anniversary of the grant date and then in 12 substantially equal quarterly installments thereafter.Mr. Sabino’s 2025 RSU award vests as to 35% of the number of shares originally granted on September 15, 2026, and 65% of the number of shares originally granted on September 15, 2027. For all outstanding RSU awards, vesting is subject to the executive’s continued employment through the vesting date, except as may be provided in their individual employment agreements.
(3)The market value of RSUs is based on the closing market price of the Company’s common stock on December 31, 2025 of $3.87 per share.

(4)Amounts reported in this column represent performance-vesting restricted stock units (“PRSUs”) granted in 2022 which were earned and vested based on the achievement of certain company performance goals, including the Company’s revenue and adjusted EBITDA achievement and relative total shareholder return (“TSR”) performance, over a three-year performance period that ended in July 2025. The final number of PRSUs as shown were deemed earned following the end of the performance period on July 27, 2025.

Potential Payments Upon Termination or Change in Control

The following narrative disclosure describes the additional compensation that would have become payable to certain of our NEOs in connection with an involuntary termination of their employment or a change in control of the Company pursuant to the agreements entered into with our NEOs and the terms of their outstanding equity awards.

John Sabino

If Mr. Sabino is terminated by us without Cause or if he resigns for Good Reason (as such terms are defined in his employment agreement), then, subject to his execution of a general release of claims in favor of the Company, he will be entitled to the following severance: (i) continued payment of his base salary for 18 months, (ii) an amount equal to Mr. Sabino’s target annual bonus opportunity for the year of termination, which will be prorated based on the number of days worked during the year of termination, unless the relevant termination event occurs within the three months prior to or during the 12 months following a Change in Control (in which case, the amount will not be prorated), (iii) if the prior year’s annual bonus has been earned but not yet paid at the time of termination, payout of the annual bonus amount that would have been paid in the normal course had the termination of employment not occurred, (iv) reimbursement for the differential cost of continuation of his then-current health insurance benefits for Mr. Sabino and his covered dependents under COBRA (provided Mr. Sabino timely elects COBRA) for a period of 18 months, and (v) if the relevant termination event occurs during the three months prior to or during the 12 months following a Change in Control, (A) all time-based equity awards outstanding as of the date of termination (including the Sign-on Awards, but excluding the Sign-on Option) will fully vest, and (B) the treatment of any performance-based equity awards will be determined in accordance with the terms of the applicable award’s grant agreement. In the case of the Sign-on Option, (x) any remaining time-based vesting conditions will be accelerated and deemed immediately satisfied for the portion of the award, if any, for which the performance-based vesting conditions were met prior to the Change in Control, (y) 50% of the performance-based vesting conditions will be deemed satisfied if the Change in Control per share transaction price is at least $120.00 per share, and any remaining time-based vesting conditions will accelerate for that portion of the Sign-on Option, and (z) 100% of the performance-based vesting conditions will be deemed satisfied if the Change in Control per share transaction price is at least $195.00 per share, and any remaining time-based vesting conditions will accelerate for that portion of the Sign-on Option. If neither of the performance-based vesting hurdles are met in the Change in Control transaction, the unvested portion of the Sign-on Option will be forfeited and cancelled for no consideration at the time of the Change in Control.

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

John D. Collins

If Mr. Collins is terminated by us without Cause (as defined in his employment agreement), subject to his execution of a general release of claims in favor of the Company, he will be entitled to the following severance: (i) continued payment of his base salary for six months, (ii) reimbursement for the differential cost of continuation of his then-current health insurance benefits under COBRA (provided Mr. Collins timely elects COBRA) for a period of six months, and (iii) any earned, but unpaid, annual bonus for a prior completed fiscal year.

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

Christopher Mina

If Mr. Mina is terminated by us without Cause (as defined in his employment agreement), subject to his execution of a general release of claims in favor of the Company, he will be entitled to the following severance: (i) continued payment of his base salary for six months, (ii) reimbursement for the differential cost of continuation of his then-current health insurance benefits under COBRA (provided Mr. Mina timely elects COBRA) for a period of six months, and (iii) any earned, but unpaid, annual bonus for a prior completed fiscal year.

In addition, if Mr. Mina’s employment is terminated by us without Cause or by Mr. Mina for Good Reason (as defined in his employment agreement), in either case, within the three-month period immediately prior to or the 12-month period immediately following a Change of Control (as defined in his employment agreement), then, subject to his execution of a general release of claims in favor of the Company, he will be entitled to the following severance: (i) continued payment of his base salary for 6 months, (ii) reimbursement for the differential cost of continuation of his then-current health insurance benefits under COBRA (provided Mr. Mina timely elects COBRA) for a period of 6 months, (iii) a bonus payment equal to his target bonus for the prior completed fiscal year (if not yet paid), (iv) immediate vesting, as of the termination date, of any outstanding unvested options and any other unvested equity awards held by Mr. Mina at the time of termination, and (v) any vested options will remain exercisable until the earlier of 90 days following his termination and the original expiration date of the applicable option.

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

We believe that our stock ownership policy will contribute to the retention of shares from vested RSUs and PRSUs by our executive officers and non-employee directors. In the event that the ownership goals are not achieved within the applicable five-year compliance period, the non-employee directors and executive officers would be required to hold all net shares issued upon exercise of stock options or settlement of RSUs and PRSUs (in each case, after payment of any applicable withholding tax obligations) until the guidelines are met.

Compensation Recovery Policy

We maintain an amended and restated omnibus clawback policy (the “Clawback Policy”), effective as of October 2, 2023, which revised the prior clawback policy in order to comply with Exchange Act Rule 10D-1 and the applicable Nasdaq listing standards. Pursuant to the Clawback Policy, in the event of an “accounting restatement” (as defined in the Clawback Policy), our “covered executives” (as defined in the Clawback Policy), including our NEOs, must reimburse us for any “erroneously awarded compensation” (as defined in the Clawback Policy). Erroneously awarded compensation includes the amount of incentive compensation received by a covered executive during the three fiscal years preceding the date we are required to prepare an accounting restatement based on our achievement of “financial reporting measures” (as defined in the Clawback Policy) in excess of the amount that the covered executive would have received based on the restated financial reporting measures. The Compensation Committee has the authority to interpret and make all determinations under the Clawback Policy.

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

Policies and Practices Related to the Timing of Grants of Certain Equity Awards

The Compensation Committee may grant equity-based awards under the Company’s 2019 Stock Incentive Plan (or the Company’s Amended and Restated Inducement Plan (as defined below), in the case of new-hire awards) in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other equity-

based awards. The Compensation Committee approves equity awards at one of its regularly scheduled meetings, or at such other times as appropriate or necessary, and generally, for annual equity awards, after the Compensation Committee has completed its annual compensation review for the CEO and other NEOs. The Compensation Committee has also delegated the authority to grant equity awards to certain non-executive officer employees to a sub-committee, which sub-committee generally meets to approve the applicable equity awards on or about the 15th day of each month. We do not schedule the grant of stock options or other equity awards in anticipation of the disclosure of material nonpublic information, and we do not schedule the disclosure of material nonpublic information based on the timing of grants of stock options or other equity awards.

Director Compensation

The following table sets forth information concerning the compensation of our non-employee directors in the 2025 Fiscal Year. Following the table is a discussion of material factors related to the information disclosed in the table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	Total ($)
Dan Fletcher (3)	52,500	215,995	—	268,495
Nathan “Tripp” Lane (3)(5)	5,136	120,720	—	125,856
James Miller (3)	108,333	215,995	—	324,328
Vanessa Pegueros(3)	55,000	215,995	—	270,995
Karin-Joyce (K.J.) Tjon (3)	68,614	215,995	—	284,609
Ryan Vardeman (3)(5)	7,418	120,720	—	128,138
William G. Wesemann (3)	50,000	215,995	—	265,995
Anthony Zingale (5)	23,750	—	319,992	343,742
Bruce Hansen(3)(4)	7,500	—	—	7,500
Jill Layfield (4)	32,670	—	—	32,670

(1)In 2025, Mr. Fletcher, Mr. Miller, Ms. Pegueros, Ms. Tjon, and Mr. Wesemann received annual equity award in the form of RSUs, Mr. Zingale received a new director initial equity award in the form of a stock option to purchase shares of the Company’s common stock (“Options”), and Mr. Lane and Mr. Vardeman received new director initial equity awards in the form of RSUs.
(2)The amounts reported in the “Stock Awards” column represent the grant date fair value of RSU awards granted to our directors, other than Mr. Zingale, in 2025 and the amount reported in the “Option Awards” column represents the grant date fair value of the Options granted to Mr. Zingale in 2025, each computed in accordance with ASC Topic 718 and in accordance with SEC rules. Details and assumptions used in calculating the grant date fair value of the RSU awards and stock option award, as applicable, may be found in Note 11 of the Company’s consolidated financial statements contained in our Annual Report on Form 10-K for the 2025 Fiscal Year, as filed with the SEC. The amounts included in this column reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the non-employee directors, and there is no assurance that these grant date fair values will ever be realized by the directors. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(3)As of December 31, 2025, the number of shares underlying outstanding and unvested RSUs include: (i) 13,333 for each of Mr. Fletcher, Mr. Miller, Ms. Pegueros, and Ms. Tjon, which vest on August 25, 2026 and represent the directors’ annual equity grant; and (ii) 23,350 for each of Mr. Lane and Mr. Vardeman, which vest on December 10, 2026 and represent initial new director awards. As of December 31, 2025, the number of shares underlying unexercised Options for non-employee directors were: Mr. Wesemann, 9,067, and Mr. Zingale, 26,666. The Options held by Mr. Zingale, which represents his initial new director award, will vest in three substantially equal installments on July 11, 2026, 2027 and 2028 and have an exercise price of $16.20. All of the share numbers, and the exercise price, as applicable, noted in this footnote attributable to RSU and Option awards held prior to October 13, 2025 reflect adjustments to the number of shares underlying the award and to the exercise price in the case of the Option to reflect the 1 to 15 reverse stock split that occurred on that date.

(4)Mr. Hansen resigned from the Board effective January 31, 2025, and Ms. Layfield resigned from the Board effective August 4, 2025.
(5)Mr. Lane, Mr. Vardeman and Mr. Zingale were appointed to the Board on November 7, 2025, October 14, 2025, and July 11, 2025, respectively.
The non-employee directors are compensated in accordance with a fee schedule that is approved by the Compensation Committee, that generally operates on an annual cycle from July 1 to June 30 each year. Directors who are also our employees receive no additional compensation for their services as directors. The Compensation Committee reviews and recommends to the Board appropriate director compensation programs for service as non-employee directors including role-specific compensation for committee chair and committee member’s service. In order to determine the Board compensation framework, the Compensation Committee periodically reviews comparative market composite data of practices of the Company’s peers provided by Compensia.

Consistent with the Company’s compensation philosophy, non-employee director compensation is positioned competitively against companies of similar industry size and value, and is reviewed by the Compensation Committee periodically with changes, if any, generally being implemented for the next Board compensation cycle.

For his or her services in Fiscal Year 2025, each non-employee director received compensation in accordance with the following:

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

For the 2025 Fiscal Year, annual equity awards were granted in the form of RSUs. The RSUs will “cliff” vest on the one-year anniversary of the date of grant. The number of shares subject to the non-employee directors’ annual award was set at the time of our 2025 annual meeting of Stockholders held on June 25, 2025, at which time the non-employee directors agreed to receive a fixed number of shares (i.e., 13,333 shares on a post-reverse split basis), which at the time of approval represented a value less than the value of the Company’s standard non-employee director annual renewal grant. In connection with his joining the Board shortly after the annual meeting and in light of his specific experience and expertise and cooperative selection pursuant to our Company’s contractual obligation to Vector Capital Management, L.P., at the same time as the annual grants for continuing directors were approved, the Board approved an initial award for Mr. Zingale which, at his request, would be granted in the form of a stock option. The stock option, in respect of

26,666 shares of the Company’s common stock, vests over three years in equal annual installments. At the time of the Compensation Committee’s approval, such stock option had an approximate Black-Scholes valuation generally aligned with the value of our non-employee director equity grants. These RSU and Option awards were subsequently granted in August 2025 promptly following the date on which the new share reserve, which received the approval of our stockholders at the 2025 Annual Meeting of Stockholders, was registered with the Securities and Exchange Commission on Form S-8. The values reported in the Director Compensation Table above reflect the grant date fair value of the awards as of the August 25, 2025 grant date in accordance with applicable accounting rules, and the exercise price of the Option is equal to the closing price of a share of our common stock on August 25, 2025. In connection with their appointments to the Board, Mr. Lane and Mr. Vardeman each received an initial grant in the form of RSUs that vest on the first anniversary of the date of grant, the grant value of which was prorated to reflect the partial year of service. Each of the awards were granted under the terms of the Company’s Amended and Restated Stock Incentive Plan (the “2019 Plan”) and within the sub-limits for awards to non-employee directors under the 2019 Plan, which for purposes of clarity, are per-director sub-limits.

Equity Compensation Plan Information

The following table summarizes the number of securities underlying outstanding options and RSUs granted to employees and directors, as well as the number of securities remaining available for future issuance, under LivePerson’s equity compensation awards as of December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2025(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2025 (excluding securities reflected in column (a))(3) (c)
Equity compensation plans approved by security holders	830,873	$278.59	155,001
Equity compensation plans not approved by security holders	129,747	$43.89	85,615
Total	960,620		240,616

(1)Consists of options to purchase shares of our common stock, as well as RSU awards, each representing the right to acquire shares of our common stock. In respect of the plans approved by security holders, including the 2000 Stock Incentive Plan, 2009 Stock Incentive Plan and 2019 Stock Incentive Plan, the number of shares reported represents 106,547 shares subject to stock options and 724,326 RSUs. For purposes of this table, the number of RSUs includes a number in respect of PRSUs granted under the 2019 Stock Incentive Plan that could have been earned during a three-year performance period which number reported is based on target performance. In respect of the plan not approved by security holders, the number of shares reported represents 4,877 shares subject to stock options, and 58,204 RSUs granted under the Amended and Restated Inducement Plan (described below) and 66,666 shares subject to stock options granted on a stand-alone basis to Mr. Sabino at the time of his hiring.
(2)The weighted average exercise price is calculated based solely on the outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding RSU awards or performance stock units, which have no exercise price.
(3)Consists of 62,029 shares remaining available for issuance under the 2019 Stock Incentive Plan and 92,972 shares remaining available for issuance under the 2019 Employee Stock Purchase Plan.
(4)Represents shares under the Amended and Restated Inducement Plan, which is intended to qualify as an “inducement plan” under Nasdaq rule 5635(c)(4).

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

The Amended and Restated Inducement Plan is administered by our Board. Pursuant to the terms of the Amended and Restated Inducement Plan, subject to applicable law, our Board may delegate certain authority under the Amended and Restated Inducement Plan to one or more of its committees or subcommittees or one or more of our officers, provided that the authority to grant equity awards to future employees whom will be considered to be “executive officers” and/or “officers” under Rules 3b-7 and 16a-1, respectively, of the Exchange Act may not be delegated to our officers. Subject to the provisions of the Amended and Restated Inducement Plan, the Board has the power to select the recipients of awards, to determine the number of shares subject to any award, to establish and verify the extent of satisfaction of any performance goals or other conditions applicable to awards, to determine whether, and the extent to which, adjustments are required under the Amended and Restated Inducement Plan, and to determine the terms and conditions of awards. Our Board may also modify awards granted to participants who are foreign nationals or employed outside the United States or establish sub-plans or procedures under the Amended and Restated Inducement Plan to recognize differences in laws, rules, regulations or customs of such foreign jurisdictions with respect to tax, securities, currency, employee benefit or other matters.

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

Reorganization Event

In the event of a reorganization of the Company, each outstanding award will be treated as our Board determines, including, without limitation, that each award may be assumed or an equivalent option or right substituted by the successor corporation, or in the case of stock options, may be terminated after giving holders notice of such pending termination and a change to exercise the option prior to the reorganization event. In addition, the vesting of awards that are unvested at the time of a reorganization event does not automatically accelerate, but our Board may cause any vesting to accelerate or restrictions lapse in connection with the change in control event. In the case that stockholders are receiving a cash payment for each share in a reorganization event, our Board may also provide that all awards will be canceled in connection with the reorganization event in exchange for the holder of such award receiving a cash payment for each share underlying the award in the same amount as the stockholders receive, or, in the case of options, the excess, if any, between the amount a stockholder is receiving and the exercise price of the stock option. Our Board will generally not be required to treat all awards, all awards held by a participant, or all awards of the same type, similarly in the transaction. Upon the occurrence of a liquidation or dissolution of the Company, except to the extent specifically provided otherwise in the restricted stock or RSU award agreement or any other agreement between a participant and us, all restrictions and conditions on all restricted stock and RSU awards then outstanding will automatically be deemed terminated or satisfied.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Securities

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of March 31, 2026, unless otherwise indicated in the footnotes below, by:

•each person or group of affiliated persons whom we know to beneficially own more than five percent of our common stock;
•each of our named executive officers identified in the “Summary Compensation Table” included in this Amendment on page 7;
•each of our directors; and
•all of our directors and executive officers as a group.

A person is deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after March 31, 2026, including any shares of our common stock subject to an option that are exercisable or will be exercisable, and any RSUs that have vested or will vest, within 60 days after March 31, 2026.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Percentage of beneficial ownership is based on 12,097,491 shares of common stock outstanding on March 31, 2026 (excluding shares held in treasury). Unless otherwise indicated, the persons named in the table directly own the shares and have sole voting and sole investment control with respect to all shares beneficially owned:

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Common Stock Outstanding (%)
5% Stockholders
Davidson Kempner Capital Management LP (3)	686,800	5.7%
Executive Officers and Directors
John D. Collins (4)	39,134	*
Dan Fletcher	5,333	*
Nathan “Tripp” Lane	—	*
James Miller	8,863	*
Christopher Mina	9,636	*
Vanessa Pegueros	9,333	*
John Sabino	42,115	*
Karin-Joyce (K.J.) Tjon	5,333	*
Ryan Vardeman (5)	44,422	*
William G. Wesemann (6)	39,389	*
Anthony Zingale	—	*
Directors and Executive Officers as a group (12 persons) (7)	258,142	2.1%
* Less than 1%.
(1)Unless noted otherwise, the business address of each beneficial owner is c/o LivePerson, Inc., 530 Seventh Avenue, Floor M1, New York, New York 10018.

(2)Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investment power with respect to the shares shown as beneficially owned.
(3)Holdings based solely on our review of the Schedule 13D filed with the SEC on February 17, 2026 by M.H. Davidson & Co., Davidson Kempner Arbitrage, Equities & Relative Value LP, Davidson Kempner Capital Management LP and Anthony A. Yoseloff. The shares reported herein are held by subfunds of Davidson Kempner Capital Management LP (“DKCM”), specifically (i) M.H. Davidson & Co. and (ii) Davidson Kempner Arbitrage, Equities and Relative Value LP. DKCM serves as the investment manager to these subfunds and, pursuant to investment management agreements, exercises ultimate voting and dispositive power over the securities. The business address of each beneficial owner is c/o Davidson Kempner Capital Management LP, 9 West 57th Street, 29th Floor, New York, New York 10019.
(4)Includes 6,260 shares underlying options that are currently exercisable or that will be exercisable at or within 60 days of March 31, 2026 and 19,711 RSUs which will be vested within 60 days of March 31, 2026.
(5)Palogic Value Fund, L.P., a Delaware limited partnership (Palogic Value Fund), is the record and direct beneficial owner of these shares. Palogic Value Management, L.P., a Delaware limited partnership (Palogic Value Management), is the general partner of, and may be deemed to beneficially own securities owned by, Palogic Value Fund. Palogic Capital Management, LLC, a Delaware limited liability company (Palogic Capital Management), is the general partner of, and may be deemed to beneficially own securities beneficially owned by, Palogic Value Management. Mr. Vardeman is the sole member of, and may be deemed to beneficially own securities beneficially owned by, Palogic Capital Management. Mr. Vardeman is also a limited partner in, and may be deemed to beneficially own securities owned by, Palogic Value Fund. The address of Palogic Value Fund, Palogic Value Management and Palogic Capital Management is 8333 Douglas Avenue, Suite 775, Dallas, TX 75225.
Mr. Vardeman states that neither the filing of this Amendment nor anything herein shall be deemed an admission that Mr. Vardeman is, for purposes of Section 16 of the Exchange Act or otherwise, the beneficial owner of these shares. Mr. Vardeman disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in such shares. Mr. Vardeman may be deemed to be a member of a group with respect to the Company or securities of the Company for purposes of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended.
Mr. Vardeman declares that neither the filing of this Amendment nor anything herein shall be construed as an admission that such persons are, for the purposes of Section 13(d) or 13(g) of the Exchange Act, or any other purpose, a member of a group with respect to the Company or securities of the Company.
(6)Includes 9,067 shares underlying options that are currently exercisable or that will be exercisable at or within 60 days of March 31, 2026.
(7)Includes 34,229 shares underlying options that are currently exercisable or that will be exercisable at or within 60 days of March 31, 2026 and 28,987 RSUs which will be vested within 60 days of March 31, 2026

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Since the beginning of the 2025 Fiscal Year, the Company has not been a participant in any transaction with a related person other than the agreements and transactions described below.

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

Other Relationships and Transactions

In September 2025, the Company consummated an exchange of $341.1 million in aggregate principal amount of the Company’s outstanding 0% Convertible Senior Notes due 2026 (the “2026 Notes”) for (i) an aggregate payment of $45.0 million in cash, (ii) $115.0 million in aggregate principal amount of the Company’s 10.0% Second Lien Senior Subordinated Secured Notes due 2029 (“Second Lien Notes”), (iii) approximately 3.7 million shares of the Company’s common stock and (iv) 26,551 shares of Series B Fixed Rate Convertible Perpetual Preferred Stock, par value $0.001 (“Series B Preferred Stock”, and such transaction, the “2025 Debt Exchange Transaction”). As holders of the 2026 Notes, the following entities received the consideration listed below in connection with the 2025 Debt Exchange Transaction:

•Certain entities advised or managed by Linden Advisors LP received an aggregate (i) approximately $13.8 million in cash, (ii) approximately $35.3 million principal amount of Second Lien Notes, (iii) approximately 1.1 million shares of common stock and (iv) 8,162 shares of Series B Preferred Stock, which converted into approximately 0.5 million shares of common stock in October 2025;

•Certain entities advised or managed by Davidson Kempner Capital Management LP received an aggregate (i) approximately $8.5 million in cash, (ii) approximately $21.7 million principal amount of Second Lien Notes, (iii) approximately 0.7 million shares of common stock and (iv) 5,021 shares of Series B Preferred Stock, which converted into approximately 0.3 million shares of common stock in October 2025; and

•Palogic Value Fund, LP, which is managed by an entity co-founded by Mr. Vardeman and for which he serves as a principal, received as (i) approximately $1.3 million in cash, (ii) approximately $3.3 million principal amount of Second Lien Notes, (iii) approximately 0.1 million shares of common stock, and (iv) 762 shares of Series B Preferred Stock, which converted into approximately 44,000 shares of common stock in October 2025.

In addition, the Company paid an aggregate $14.7 million of legal and advisory fees of the holders of 2026 Notes in connection with the Debt Exchange Transaction.

Director Independence

The Board has determined that the Chair of the Board, Mr. Miller, as well as Mr. Fletcher, Mr. Lane, Ms. Pegueros, Ms. Tjon, Mr. Vardeman, Mr. Wesemann and Mr. Zingale, are “independent” under the Nasdaq listing requirements and the applicable rules and regulations of the SEC. As part of the Board’s process in making such determination, each such director provided confirmation that (a) the objective criteria for independence pursuant to the Nasdaq rules are satisfied and (b) each such director has no other relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Mr. Sabino, our CEO and a member of the Board, is an employee and therefore not “independent” under these requirements, rules and regulations.

Item 14. Principal Accountant Fees and Services

Fees Billed to the Company for Services Rendered during the Fiscal Years Ended December 31, 2025 and 2024

The following table presents fees for professional audit services and other services provided to LivePerson by BDO USA, P.C. for the fiscal years ended December 31, 2025 and 2024.

	2025	2024
Audit Fees (1)	$1,025,000	$1,200,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

(1)“Audit Fees” for 2025 and 2024 consist of fees for professional services rendered in connection with the audit of the Company’s consolidated annual financial statements, the review of the Company’s interim condensed consolidated financial statements included in quarterly reports, and procedures in connection with regulatory filings.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10K/A:

3. Exhibits.

Number	Description

2.1
Merger Agreement, dated as of April 21, 2026, by and among SoundHound AI, Inc., Lightspeed Merger Sub Inc. and LivePerson, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed by SoundHound AI, Inc. on April 21, 2026)

3.1(a)
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

3.2 +	Fourth Amended and Restated By-Laws of LivePerson, Inc., as amended

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

4.2
Second Amended and Restated Registration Rights Agreement, dated as of January 27, 2000, by and among LivePerson, the several persons and entities named on the signature pages thereto as Investors, and Robert LoCascio (incorporated by reference to Exhibit 4.2 to LivePerson’s Registration Statement on Form S-1/A filed on March 10, 2000)

4.3
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to LivePerson's Annual Report on Form 10-K for the year ended December 31, 2025 and filed on March 16, 2026)

4.4
Indenture, dated as of December 4, 2020, by and between LivePerson, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to LivePerson’s Current Report on Form 8-K/A filed on December 10, 2020)

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

4.9	Form of First Lien Convertible Senior Note due 2029 (included within the Indenture filed as Exhibit 4.8 hereto)

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

4.20	Form of Second Lien Senior Subordinated Secured Note due 2029 (included within the Indenture filed as Exhibit 4.19 hereto)

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

10.12*+	Amendment to the Amended and Restated LivePerson, Inc. 2019 Stock Incentive Plan, effective as of June 25, 2025

10.13*
Amended and Restated LivePerson, Inc. 2019 Employee Stock Purchase Plan, effective as of November 25, 2024 (incorporated by reference to Exhibit 10.2 to LivePerson’s Current Report on Form 8-K filed on November 26, 2024)

10.14
Form of Base Capped Call Transaction Confirmation relating to the 0% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K/A filed on December 10, 2020)

10.15
Form of Additional Capped Call Transaction Confirmation relating to the 0% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.2 to LivePerson’s Current Report on Form 8-K/A filed on December 10, 2020)

10.16
Agreement, dated as of July 20, 2022, by and among LivePerson, Inc. and the Starboard parties set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on July 21, 2022)

10.17*
Amended and Restated Offer Letter between LivePerson and John D. Collins, dated as of August 9, 2022 (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 8, 2022)

10.18*
Form of Restricted Stock Unit Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 16, 2023)

10.19*
Offer Letter, by and between LivePerson and Jeffrey Ford, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.5 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023)

10.20*
Letter Agreement, by and between LivePerson and Monica Greenberg, dated as of August 9, 2023 (incorporated by reference to Exhibit 10.4 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023)

10.21*
Letter Agreement, by and between LivePerson and John Collins, dated as of August 9, 2023 (incorporated by reference to Exhibit 10.3 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023)

10.22*
Employment Agreement, by and between LivePerson and John Sabino, dated as of December 27, 2023 (incorporated by reference to Exhibit 10.26 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 4, 2024)

10.23*
Separation and Release of Claims Agreement, by and between LivePerson and Robert P. LoCascio, dated as of January 31, 2024 (incorporated by reference to Exhibit 10.29 to LivePerson’s Annual Report on Form 10-K/A for the year ended December 31, 2023 and filed on April 29, 2024)

10.24*
Nonstatutory Stock Option Agreement, by and between LivePerson, Inc. and John Sabino, dated as of March 25, 2024 (incorporated by reference to Exhibit 10.21 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

10.25*
Restricted Stock Unit Award Agreement (2-year), by and between LivePerson, Inc. and John Sabino, dated as of March 25, 2024 (incorporated by reference to Exhibit 10.22 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

10.26*
Restricted Stock Unit Award Agreement (4-year), by and between LivePerson, Inc, and John Sabino, dated as of March 25, 2024 (incorporated by reference to Exhibit 10.23 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

10.27
Cooperation Agreement, by and among the Company and the persons set forth on Exhibit A thereto, dated October 20, 2024 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on October 23, 2024)

10.28
Notes Restructuring Agreement, dated as of April 21, 2026, by and among SoundHound AI, Inc., LivePerson, Inc. and each holder of LivePerson’s First Lien Convertible Senior Notes due 2029 and Second Lien Senior Subordinated Secured Notes due 2029 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on April 21, 2026)

19	LivePerson, Inc. Insider Trading and Disclosure Policy (incorporated by reference to Exhibit 19 to LivePerson’s Annual Report on Form 10-K filed on March 14, 2025)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to LivePerson's Annual Report on Form 10-K filed on March 16, 2026)

23.1	Consent of BDO USA, P.C., an Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to LivePerson's Annual Report on Form 10-K filed on March 16, 2026)

24.1	Power of Attorney, pursuant to which amendments to this report may be filed (included on the signature page contained in Part IV of the Original Form 10-K)

31.1
Certification by principal executive officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to LivePerson's Annual Report on Form 10-K filed on March 16, 2026)

31.2
Certification by principal financial officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to LivePerson's Annual Report on Form 10-K filed on March 16, 2026)

31.3+	Certification by principal executive officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4+	Certification by principal executive officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to LivePerson's Annual Report on Form 10-K filed on March 16, 2026)

32.2**
Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to LivePerson's Annual Report on Form 10-K filed on March 16, 2026)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2026.

LIVEPERSON, INC.

By:	/s/ JOHN SABINO
Name:	John Sabino

Title:	Chief Executive Officer
(Principal Executive Officer)