Form 10-Q
period 2026-03-31
LIVEPERSON INC
filed 2026-05-08
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On May 1, 2026, 12,176,027 shares of the registrant’s common stock were outstanding.

LIVEPERSON, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q about LivePerson, Inc. (“LivePerson,” the “Company,” “we,” “our” or “us”) that are not historical facts, including statements about the proposed acquisition of LivePerson by SoundHound AI, Inc. (“SoundHound”), the expected benefits of the proposed acquisition, including with respect to the business outlook or future economic performance, the structure of the proposed acquisition, the closing date of the proposed acquisition, and plans following the closing of the proposed acquisition,are forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about LivePerson and our industry. Our expectations, assumptions, estimates and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, assumptions, estimates and projections will be realized. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition (including statements regarding expectations for retention rates, customer attrition and revenue and other statements based on examinations of historical operating trends) and management strategies. Many of these statements are found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects” and variations of such words or similar expressions are intended to identify forward-looking statements. However, not all forward-looking statements contain these words. Forward-looking statements are subject to risks and uncertainties that could cause actual future events or results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2026 in the section entitled Part I, Item 1A., “Risk Factors” and in this Quarterly Report on Form 10-Q in the section entitled Part II, Item 1A., “Risk Factors.” It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We do not undertake any obligation to revise forward-looking statements to reflect future events or circumstances. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements

LIVEPERSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$101,499	$95,004
Accounts receivable, net of allowances of $4,785 and $4,451 as of March 31, 2026 and December 31, 2025, respectively	29,029	27,014
Prepaid expenses and other current assets (Note 1)	15,417	15,100
Total current assets	145,945	137,118
Property and equipment, net (Note 6)	87,858	90,389
Contract acquisition costs, net (Note 2)	20,856	23,951
Intangible assets, net (Note 5)	13,502	13,409
Goodwill, net (Note 5)	184,540	184,902
Deferred tax assets, net (Note 14)	4,533	4,511
Other assets	348	387
Total assets	$457,582	$454,667
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,357	$9,522
Accrued expenses and other current liabilities (Note 7)	48,105	38,700
Deferred revenue (Note 2)	57,987	54,295
Current portion of long-term debt (Note 8)	20,071	20,052
Total current liabilities	130,520	122,569
Senior notes, net of current portion (Note 8)	373,723	371,732
Deferred tax liabilities (Note 14)	4,199	4,196
Other liabilities	636	665
Total liabilities	509,078	499,162
Commitments and contingencies (Notes 10 and 13)
Stockholders’ deficit:
Common stock, $0.001 par value - 20,000,000 shares authorized; 12,285,554 and 12,223,729 shares issued, 12,101,150 and 12,039,325 shares outstanding as of March 31, 2026 and December 31, 2025, respectively.	173	173
Treasury stock, at cost - 184,404 shares as of March 31, 2026 and December 31, 2025	(3)	(3)
Additional paid-in capital	1,023,338	1,021,076
Accumulated deficit	(1,067,321)	(1,058,494)
Accumulated other comprehensive loss	(7,683)	(7,247)
Total stockholders’ deficit	(51,496)	(44,495)
Total liabilities and stockholders’ deficit	$457,582	$454,667

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2026	2025

Revenue	$56,956	$64,700
Costs, expenses and other:
Cost of revenue (exclusive of depreciation and amortization expense shown separately below)	15,525	18,218
Sales and marketing	13,770	23,485
General and administrative	12,120	16,784
Product development	12,180	16,034
Depreciation and amortization expense	5,112	5,818
Restructuring costs	—	1,305
Total costs, expenses and other	58,707	81,644
Loss from operations	(1,751)	(16,944)
Other (expense) income, net:
Interest expense	(8,252)	(7,478)
Interest income	503	1,457
Other income, net	998	8,487
Total other (expense) income, net	(6,751)	2,466
Loss before provision for (benefit from) income taxes	(8,502)	(14,478)
Provision for (benefit from) income taxes	325	(345)
Net loss	$(8,827)	$(14,133)

Net loss per share of common stock:
Basic	$(0.73)	$(2.32)
Diluted	$(0.73)	$(3.61)
Weighted-average shares used to compute net loss per share:
Basic	12,060,769	6,104,729
Diluted	12,060,769	6,353,663

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2026	2025

Net loss	$(8,827)	$(14,133)
Foreign currency translation adjustment	(436)	1,751
Total comprehensive loss	$(9,263)	$(12,382)
    See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit
	Shares	Amount	Shares	Amount

Balance at December 31, 2025	12,223,729	$173	(184,404)	$(3)	$1,021,076	$(1,058,494)	$(7,247)	$(44,495)
Common stock issued upon vesting of restricted stock units (“RSUs”)	61,825	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,262	—	—	2,262
Net loss	—	—	—	—	—	(8,827)	—	(8,827)
Other comprehensive loss	—	—	—	—	—	—	(436)	(436)
Balance at March 31, 2026	12,285,554	$173	(184,404)	$(3)	$1,023,338	$(1,067,321)	$(7,683)	$(51,496)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit
	Shares	Amount	Shares	Amount

Balance at December 31, 2024	6,263,782	$94	(184,404)	$(3)	$936,047	$(991,261)	$(12,193)	$(67,316)
Common stock issued upon vesting of restricted stock units	148,077	2	—	—	(2)	—	—	—
Stock-based compensation	—	—	—	—	4,754	—	—	4,754
Net loss	—	—	—	—	—	(14,133)	—	(14,133)
Other comprehensive income	—	—	—	—	—	—	1,751	1,751
Balance at March 31, 2025	6,411,859	$96	(184,404)	$(3)	$940,799	$(1,005,394)	$(10,442)	$(74,944)

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025

OPERATING ACTIVITIES:
Net loss	$(8,827)	$(14,133)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,262	4,709
Depreciation and amortization expense	4,940	5,587
Reduction of operating lease right-of-use assets	23	35
Amortization of purchased intangible assets and finance leases	172	231
Amortization of debt issuance costs and accretion of debt discount	2,011	1,788
Change in fair value of Warrants	(1,116)	(8,824)
Non-cash interest expense	6,241	5,690
Allowance for credit losses	499	416
Deferred income taxes	—	78
Changes in operating assets and liabilities:
Accounts receivable	(2,536)	(1,205)
Prepaid expenses and other current assets	(335)	3,624
Contract acquisition costs	3,109	1,662
Accounts payable, accrued expenses and other current liabilities	(604)	(5,944)
Deferred revenue	3,694	3,170
Other liabilities	11	20
Net cash provided by (used in) operating activities	9,544	(3,096)
INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized internal-use software development costs	(2,644)	(3,759)
Purchases of intangible assets	(272)	(386)
Net cash used in investing activities	(2,916)	(4,145)
FINANCING ACTIVITIES:
Principal payments for finance leases	—	(26)
Net cash used in financing activities	—	(26)
Effect of foreign exchange rate changes on cash and cash equivalents	(133)	284
Net increase (decrease) in cash and cash equivalents	6,495	(6,983)
Cash and cash equivalents - beginning of year	95,004	183,237
Cash and cash equivalents - end of period	$101,499	$176,254

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net	$427	$330
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment and intangible assets recorded in accounts payable	$147	$896

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business and Basis of Presentation

LivePerson, Inc. (the “Company”) is a leader in digital customer conversation. Since 1998, LivePerson has enabled meaningful connections between consumers and its customers through digital and artificial intelligence (“AI”)-powered conversations. Our customers’ existing investments in Generative AI and Large Language Models (“LLMs”) are fully compatible with LivePerson’s enterprise-class digital customer conversation platform (the “Conversational Cloud”).

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

The Conversational Cloud enables what the Company calls “the tango” of humans, LivePerson bots, third-party bots and LLMs, in which humans oversee and are assisted by AI and can seamlessly step into conversations as needed. Agents utilize the AI engine (including generative AI capabilities) to surface relevant content, define next-best actions and automate repetitive transactional work so that the agent can focus on relationship building. By integrating customer engagement channels, LivePerson’s proprietary AI, and third-party bots and AI, the Conversational Cloud offers brands a comprehensive approach to scaling automations across customer conversations.

In March 2026, the Company commercially launched Syntrix, a proprietary simulation and evaluation platform designed to provide predictability and safety in conversational AI. Utilizing the Company’s conversational data sets, Syntrix allows enterprise brands to test, evaluate, and validate AI behavior in a controlled environment prior to deployment. A core capability of the platform is the Conversation Simulator, which identifies AI performance issues and validates human agent readiness at scale. Syntrix is designed with architectural flexibility to be sold as an integrated component of the Conversational Cloud or as a standalone evaluation and simulation solution for brands utilizing third-party AI ecosystems.

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

The condensed consolidated financial statements and the financial data and other information disclosed in the notes to the condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet as of December 31, 2025 has been derived from audited consolidated financial statements at that date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain information and note disclosures included in the Company’s audited financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as they are not required for interim financial statements pursuant to GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2026.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three months ended March 31, 2026.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Prepaid expenses and other current assets

The following table presents the detail of prepaid expenses and other current assets as of the dates presented:

	March 31, 2026	December 31, 2025

	(In thousands)
Prepaid software maintenance	$8,599	$8,788
VAT receivable	2,234	3,279
Other prepaid expenses	1,584	1,550
Other current assets	3,000	1,483
Total prepaid expenses and other current assets	$15,417	$15,100

Leases

The Company has non-cancelable operating leases for its corporate offices and other service agreements. As of March 31, 2026, the Company’s lease assets and liabilities were not material, with a remaining lease term of less than one year, with an option to extend. The Company uses the non-cancelable lease term when recognizing the right-of-use (“ROU”) assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised. The Company’s operating lease costs were $1.9 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively. The weighted average discount rate for leases was 7% for the three months ended March 31, 2026 and 2025. Future minimum lease payments under non-cancelable leases are not material for the next twelve months.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from certain transactions. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The guidance was effective for annual periods beginning after December 15, 2025. The Company elected to adopt the practical expedient, which did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which seeks to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this update were effective for annual periods beginning after December 15, 2025. Adoption of the guidance, which the Company elected to apply prospectively, did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

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

Note 2. Revenue Recognition

The Company’s revenue is generated from hosted service revenues, including platform access, usage and related professional services. Revenues are recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. No single customer accounted for 10% or more of total revenue for the three months ended March 31, 2026 and 2025.

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

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Hosted services	$49,361	$55,134
Professional services	7,595	9,566
Total revenue	$56,956	$64,700

Remaining Performance Obligation

As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $161.7 million. Approximately 97% of the Company’s remaining performance obligations are expected to be recognized during the next 24 months, with the balance recognized thereafter. The disclosed amount represents contracted revenue that has not yet been recognized and does not include contract amounts that are cancelable by the customer, amounts associated with optional renewal periods, and amounts related to performance obligations that are billed and recognized as performed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Revenue by Geographic Location

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s revenues attributable to operations by region for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Americas (1)	$29,970	$41,552
EMEA (2)	17,493	14,186
APAC (3)	9,493	8,962
Total revenue	$56,956	$64,700
——————————————
(1)United States, Canada, Latin America and South America (“Americas”)
(2)Europe, the Middle East and Africa (“EMEA”)
(3)Asia-Pacific (“APAC”)

Information about Contract Balances

The Company defers all incremental commission costs incurred to obtain the contract. These contract acquisition costs, which are comprised of sales commissions, have balances at March 31, 2026 and December 31, 2025 of $20.9 million and $24.0 million, respectively. The Company amortizes these costs over the related period of benefit using the customer expected life that the Company determined to be four years, which is consistent with the transfer to the customer of the services to which the asset relates. Commissions earned for renewal contracts are amortized over the contractual term of the renewals. The Company classifies contract acquisition costs as long-term.

The deferred revenue balance consists of services, which have been invoiced upfront, and are recognized as revenue only when the revenue recognition criteria are met.

In some arrangements, the Company allows customers to pay for access to the Conversational Cloud over the term of the software subscription. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables, anticipated to be invoiced in the next twelve months, are included in Accounts receivable, net of allowances for credit losses on the condensed consolidated balance sheets.

The Company recognized revenue of $28.7 million and $27.9 million for the three months ended March 31, 2026 and 2025, respectively, which was included in the corresponding deferred revenue balance at the beginning of the year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s long-term deferred revenues are included in Other liabilities on the condensed consolidated balance sheets. The opening and closing balances of the Company’s contract acquisition costs, net, and deferred revenues are as follows:

	Contract Acquisition Costs, Net (Non-current)	Deferred Revenue (Current)	Deferred Revenue (Non-current)

	(In thousands)
Balance as of December 31, 2024	$33,559	$57,980	$323
Decrease net	(9,608)	(3,685)	(233)
Balance as of December 31, 2025	$23,951	$54,295	$90
(Decrease) increase, net	(3,095)	3,692	(58)
Balance as of March 31, 2026	$20,856	$57,987	$32

The changes in deferred revenue during both periods presented were primarily driven by changes in customer renewal patterns and contract structures, including the timing of renewals and shifts in service commitments. Amortization expense in connection with contract acquisition cost was $4.1 million and $4.3 million for the three months ended March 31, 2026 and 2025, respectively, and was included in sales and marketing expense in the condensed consolidated statements of operations.

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

	March 31, 2026	December 31, 2025

	(In thousands)
Balance, beginning of year	$4,451	$8,627
Additions charged to costs and expenses	499	866
Deductions/write-offs	(165)	(5,042)
Balance, end of period	$4,785	$4,451

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For the periods in the table below where the impact was dilutive, the numerator is decreased to reverse the gain on change in fair value of share-settled warrants, and the denominator is increased to include the number of shares issuable upon the potential exercise of warrants. For purposes of the calculations below, stock options, restricted stock units, and the 0% Convertible Senior Notes due 2026 (the “2026 Notes”) are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share when including them has an anti-dilutive effect.

The share-settled warrants and cash-settled warrants are not participating securities. The share-settled warrants are excluded from the calculation of diluted EPS for the three months ended March 31, 2026, as their effect would have been anti-dilutive because the exercise prices were greater than the average market price of the common shares for that period. The cash-settled warrants are not included in the calculation of diluted EPS due to the cash-settlement requirement.

The Company uses the treasury stock method for stock options, restricted stock units, and share-settled warrants, and uses the if-converted method for convertible debt. See Note 8 – Senior Notes, Capped Call Transactions and Warrants for additional information about the 2026 Notes, First Lien Convertible Senior Notes due 2029 (“2029 Notes”), and Second Lien Senior Subordinated Secured Notes due 2029 (the “Second Lien Notes,” and together with the 2026 Notes and the 2029 Notes, the “Notes”).

The following table presents shares used in calculating basic and diluted net loss per share for the three months ended March 31, 2026 and 2025, as follows:

	Three Months Ended March 31,
	2026	2025

	(In thousands, except per share amounts)
Numerator:
Net loss available to shareholders for basic net loss per share	$(8,827)	$(14,133)
Gain on change in fair value of share-settled warrants	—	(8,824)
Net loss available to shareholders for diluted net loss per share	(8,827)	(22,957)

Denominator:
Weighted average number of shares outstanding used to compute basic net loss per share	12,060,769	6,104,729
Impact of potential exercise of warrants	—	248,934
Weighted average number of shares outstanding used to compute diluted net loss per share	12,060,769	6,353,663

Net loss per share:
Basic	$(0.73)	$(2.32)
Diluted	$(0.73)	$(3.61)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The securities listed below were excluded from the computation of diluted net loss per share for all periods presented, as their effect would have been anti-dilutive:

	As of March 31,
	2026	2025
Shares subject to outstanding common stock options and employee stock purchase plan	209,762	174,484
Restricted stock units	784,151	720,180
Share-settled warrants	1,020,390	—
2026 Notes	17,835	320,106
Total	2,032,138	1,214,770

Note 4. Segment Information

The Company accounts for its segment information in accordance with the provisions of Accounting Standards Codification (“ASC”) 280-10, Segment Reporting. ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, evaluates performance, makes operating decisions, and allocates resources based on the financial information presented on a consolidated basis using net loss. Expenses are reviewed by the nature of the cost (Cost of revenue, Sales and marketing, General and administrative and Product development), consistent with the Company’s presentation on its condensed consolidated statements of operations. There are no segment managers who are held accountable by the CODM, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, management has determined that the Company operates as one operating and reportable segment. The Company identifies net loss as its required measure of segment operating profit or loss. Significant expenses within loss from operations, as well as within net loss are separately presented on the Company’s condensed consolidated statements of operations. Other segment items within net loss include Interest expense, Interest income, Other income, net, and Provision for (benefit from) income taxes.

Geographic Information

The following table presents the Company’s long-lived assets by geographic region as of the dates set forth below:

	March 31,	December 31,
	2026	2025

	(In thousands)
United States	$262,390	$266,695
Germany	25,741	26,147
Australia	9,608	9,721
Netherlands	4,609	4,678
Other (1)	9,289	10,308
Total long-lived assets	$311,637	$317,549
——————————————
(1)Israel, United Kingdom, Japan, France, Italy, Spain, Canada, and Singapore

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Goodwill and Intangible Assets, Net

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis, and more frequently whenever events or substantive changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Assumptions used in an impairment test require significant judgment, therefore, they are subject to change based on facts and circumstances present at each date goodwill is evaluated for impairment. There were no impairments of goodwill during the three months ended March 31, 2026 and 2025.

If, in future periods, the financial performance of the reporting unit does not meet expectations, or a prolonged decline occurs in the market place of our common stock, it may cause a material change in the results of the impairment assessment and result in future impairment to goodwill.

The changes in the carrying amount of goodwill for the three months ended March 31, 2026 are as follows:

Goodwill, net

(In thousands)
Balance as of December 31, 2025 (1)	$184,902
Foreign exchange adjustment	(362)
Balance as of March 31, 2026 (1)	$184,540

(1) As of March 31, 2026 and December 31, 2025, accumulated impairment losses totaled $114.0 million.

Intangible Assets, Net - Patents
Legal costs incurred to establish patents are capitalized. When patents are issued, capitalized costs are amortized on the straight-line method over the related patent term. We review our patent portfolio on a periodic basis to determine whether events and circumstances would indicate impairment. In the event a patent is abandoned, the net book value of the patent is written off.

The changes in the carrying amount of intangible assets are as follows:

	March 31,	December 31,
	2026	2025

	(In thousands)
Patents:
Gross carrying amount	$13,669	$16,639
Accumulated amortization	(167)	(3,230)
Net carrying amount	$13,502	$13,409
Weighted average amortization period	10.8 years	11.0 years
Amortization expense is recognized over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $0.2 million for the three months ended March 31, 2026 and March 31, 2025. There were no impairments of intangible assets during the three months ended March 31, 2026 and 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2026, estimated annual amortization expense for the next five years and thereafter is as follows:

Estimated Amortization Expense
(In thousands)
Remainder of 2026	$487
2027	618
2028	611
2029	595
2030	573
Thereafter	10,618
Total	$13,502

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

	Useful life	March 31, 2026	December 31, 2025
	(In years)	(In thousands)
Computer equipment and software	3 to 5	$133,972	$133,858
Internal-use software development costs	5	189,873	187,470
Furniture, equipment and building improvements	The lesser of 5 or estimated useful life	332	333
Property and equipment, at cost		324,177	321,661
Less: accumulated depreciation and amortization		(236,319)	(231,272)
Total Property and equipment, net		$87,858	$90,389
There were no impairments of property and equipment during the three months ended March 31, 2026 and 2025.

Expenditures for routine maintenance and repairs are charged to operating expense as incurred. Major renewals and improvements are capitalized and depreciated over their estimated useful lives. The following table presents total depreciation and amortization expense included in the condensed consolidated statements of operations for the periods presented:

	Three months ended March 31,
	2026	2025
	(In thousands)
Cost of revenue	$1,074	$1,538
Sales and marketing	430	596
General and administrative	352	309
Product development	3,256	3,375
Total depreciation and amortization expense	$5,112	$5,818

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities as of the dates presented:

	March 31, 2026	December 31, 2025

	(In thousands)
Professional services and consulting and other vendor fees	$21,304	$17,404
Payroll and other employee-related costs	8,883	7,735
Warrants liability (Note 9)	1,882	2,999
Accrued interest	7,363	1,122
Restructuring (Note 12)	885	1,387
Sales commissions	1,459	1,787
Other	6,329	6,266
Total accrued expenses and other current liabilities	$48,105	$38,700

Note 8. Senior Notes, Capped Call Transactions and Warrants

Convertible Senior Notes due 2026 and Capped Calls

In December 2020, the Company issued $517.5 million aggregate principal amount of its 2026 Notes in a private placement, of which $20.1 million aggregate principal amount was outstanding as of March 31, 2026. The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the offering of the 2026 Notes, after deducting debt issuance costs, was approximately $505.3 million.

Each $1,000 in principal amount of the 2026 Notes is convertible into 0.8862 shares of the Company’s common stock, which is equivalent to a conversion price of $1,128.39 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2026 Notes in connection with such a corporate event. The 2026 Notes are not redeemable prior to the maturity date of the 2026 Notes and no sinking fund is provided for the 2026 Notes. The indenture governing the 2026 Notes contains events of default customary for convertible notes issued in connection with similar transactions. If the Company undergoes a “Fundamental Change” (as defined in the indenture governing the 2026 Notes) which includes a change of control or the failure of the Company’s common stock to be listed or quoted on any of The Nasdaq Global Select Market, The Nasdaq Global Market or the New York Stock Exchange, holders may require the Company to repurchase for cash all or any portion of their 2026 Notes in principal amounts of $1,000 or a multiple thereof at a Fundamental Change repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid special interest to, but excluding, the Fundamental Change repurchase date. The Company determined that as of March 31, 2026, the likelihood of the Fundamental Change provision being triggered is remote.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.

During the three months ended March 31, 2026, the conditions allowing holders of the 2026 Notes to convert were not met.

In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions with certain counterparties (the “2026 capped calls”). The 2026 capped calls each have a strike price of $1,128.39 per share, subject to certain adjustments, which corresponds to the conversion price of the 2026 Notes. The 2026 capped calls have cap prices of $1,583.70 per share, subject to certain adjustment events. The 2026 capped calls cover, subject to anti-dilution adjustments, approximately 0.11 million shares of common stock. The 2026 capped calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the 2026 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The 2026 capped calls expire on December 15, 2026, subject to earlier exercise. The 2026 capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the 2026 capped calls are subject to certain specified additional disruption events that may give rise to a termination of the 2026 capped calls, including changes in law, failure to deliver, and hedging disruptions. The 2026 capped calls are recorded in stockholders’ deficit and are not accounted for as derivatives. The net cost of $46.1 million incurred to purchase the 2026 capped calls was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheets.

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

On June 13, 2024, the Company repurchased $10.3 million principal amount of the 2026 Notes for $4.9 million in cash, and a corresponding portion of the 2026 capped calls were terminated following the repurchase as required by their terms for no consideration.

September 2025 Debt Exchange

On September 12, 2025 (the “Exchange Closing Date”), the Company consummated an exchange of the $341.1 million in aggregate principal amount of 2026 Notes held by certain former holders of the Company’s outstanding 2026 Notes (the “Noteholders”) for (i) an aggregate payment of $45.0 million in cash, (ii) $115.0 million in aggregate principal amount of the Company’s 10.0% Second Lien Senior Subordinated Secured Notes due 2029 (the “Second Lien Notes”), (iii) 3,555,596 shares of common stock and (iv) 26,551 shares of Series B Fixed Rate Convertible Perpetual Preferred Stock, par value $0.001 (the “Series B Preferred Stock”). On September 25, 2025, the Company issued an additional 143,192 shares of common stock to certain of the Noteholders, which shares were issued on a deferred basis due to a beneficial ownership limitation preventing such Noteholders from owning in excess of 9.90% of the outstanding common stock of the Company. In addition, a corresponding portion of the 2026 capped calls were terminated following the exchange as required by their terms for no consideration. This September 2025 Debt Exchange was accounted for as a Troubled Debt Restructuring (“TDR”) in accordance with ASC 470-60, Troubled Debt Restructuring by Debtors. The Company recognized a TDR gain of $27.7 million, which was presented as Gain on troubled debt restructuring in the consolidated statements of operations for the year ended December 31, 2025.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The unexchanged 2026 Notes, due December 15, 2026, are classified as Current portion of long-term debt in the condensed consolidated balance sheets as of March 31, 2026. The aggregate principal amount of the unexchanged 2026 Notes was $20.1 million and the carrying amount of the unexchanged 2026 Notes was $20.0 million as of March 31, 2026. The remaining term over which the unexchanged 2026 Notes’ debt issuance costs will be amortized is 0.7 years at an effective interest rate of 0.40%.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The 2029 Notes are guaranteed on a senior basis by certain of the Company’s direct and indirect domestic and foreign subsidiaries and secured by first priority security interests in substantially all of the assets of the Company and such subsidiary guarantors, subject to customary exceptions. The indenture governing the 2029 Notes contains affirmative and negative covenants and events of default customary for senior secured notes issued in connection with similar transactions. The negative covenants include limitations on asset sales, the incurrence of debt, preferred stock and liens, fundamental changes, investments, dividends and other payment restrictions affecting subsidiaries, restricted payments and transactions with affiliates. Among other things, these covenants generally prohibit the payment of cash dividends on the Company’s common stock. The Make-Whole Amount will be payable in the event of an acceleration of the 2029 Notes or repurchase triggered by certain asset sales. The indenture governing the 2029 Notes permits the Company and its subsidiaries to incur, subject to certain requirements, up to $150.0 million of debt that is junior in lien priority and subordinated in right of payment to the 2029 Notes. The indenture governing the 2029 Notes also includes a financial covenant that requires the Company at all times to maintain a minimum cash balance of $60.0 million (excluding proceeds of the 2029 Notes). Upon request of the investor, the indenture governing the 2029 Notes requires the Company to enter into a registration rights agreement with respect to the 2029 Notes containing customary terms including demand, shelf and piggyback registration rights. The Company was in compliance with its financial covenants as of March 31, 2026.

If the Company undergoes a “Fundamental Change” (as defined in the indenture governing the 2029 Notes), which includes a change of control or the failure of the Company’s common stock to be listed or quoted on any of The Nasdaq Global Select Market, The Nasdaq Global Market or the New York Stock Exchange, holders may require the Company to repurchase all or any portion of their 2029 Notes at a repurchase price equal to 100% of the aggregate principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest, plus an amount equal to 66% of the remaining future interest payments (including PIK interest) that would have been payable through June 15, 2029, discounted at a rate equal to the comparable treasury rate plus 50 basis points. The likelihood of a Fundamental Change under the 2029 Notes occurring was remote unless and until the noteholders agreed to concessions (as they did to enable the pending sale of the business) because the amounts required to satisfy the contractual obligations in connection with a Fundamental Change materially exceeded the Company’s enterprise value.

Holders of the 2029 Notes may convert their 2029 Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2029 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2029 Notes on each applicable trading day as determined by the Company; (2) during the five business day period after any five consecutive trading day period (the “2029 Notes measurement period”) in which the “trading price” (as defined in the indenture governing the 2029 Notes) per $1,000 principal amount of 2029 Notes for each trading day of the 2029 Notes measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the product of (x) the quotient of (i) the “conversion amount” (as defined in the Indenture) in respect of $1,000 principal amount of the 2029 Notes on such trading day divided by (ii) 1,000 times (y) the conversion rate for the 2029 Notes on each such trading day; (3) with respect to any 2029 Notes that the Company calls for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (4) upon the occurrence of specified corporate events; or (5) during the period from August 17, 2026 through September 14, 2026, if the aggregate principal amount of 2026 Notes exceeds $60.0 million on August 16, 2026. On or after February 15, 2029, holders may convert all or any portion of their 2029 Notes at any time prior to the close of business on June 13, 2029, regardless of the foregoing circumstances. The 2029 Notes include certain embedded features requiring bifurcation, which did not have material values as of March 31, 2026 due to management’s estimates of the likelihood of triggering events, but that may have value in the future should those estimates change, with any change in fair value recorded in the Company’s condensed consolidated statements of operations.

The 2029 Notes (including all accrued and unpaid interest) are convertible at the option of the holders at certain times into cash based on a daily conversion value calculated on a proportionate basis for each trading day in a 50 trading day observation period, corresponding to 0.8862 shares of the Company’s common stock per $1,000 principal amount of 2029 Notes. The Company is not required to deliver its common stock upon conversion under any circumstances. The conversion

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

rate for the 2029 Notes is subject to adjustment if certain events occur and contains customary anti-dilution protections. During the three months ended March 31, 2026, the conditions allowing holders of the 2029 Notes to convert were not met.

The 2029 Notes, including the Delayed Draw Notes, are accounted for as a single liability, and the combined carrying amount is $191.8 million as of March 31, 2026, consisting of principal of $221.9 million, net of unamortized issuance costs of $5.8 million and debt discount of $24.3 million. The 2029 Notes were classified as long-term liabilities in the condensed consolidated balance sheets as of March 31, 2026. The remaining term over which the 2029 Notes’ debt issuance costs will be amortized is 3.2 years at an effective interest rate of 19.13% for the 2029 Notes and 13.28% for the Delayed Draw Notes as of March 31, 2026. The 2029 Notes and the Delayed Draw Notes had an effective interest rate of 19.13% and 13.28%, respectively, as of December 31, 2025.

Unamortized debt issuance costs incurred in connection with securing the Company’s financing arrangements are presented in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. All deferred financing costs are amortized to interest expense. The net carrying amount of the liability component of the Notes as of March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026				December 31, 2025
	2026 Notes	2029 Notes	Second Lien Notes (1)	Total	2026 Notes	2029 Notes	Second Lien Notes (1)	Total
	(In thousands)				(In thousands)
Principal	$20,125	$221,877	$181,952	$423,954	$20,125	$221,877	$181,952	$423,954
Unamortized debt discount	—	(24,296)	—	(24,296)	—	(25,955)	—	(25,955)
Unamortized issuance costs	(54)	(5,810)	—	(5,864)	(73)	(6,142)	—	(6,215)
Total net carrying value	20,071	191,771	181,952	393,794	20,052	189,780	181,952	391,784
Less: Current portion of long-term debt	(20,071)	—	—	(20,071)	(20,052)	—	—	(20,052)
Carrying value of long-term debt, net	$—	$191,771	$181,952	$373,723	$—	$189,780	$181,952	$371,732

(1) Represents $115.0 million of outstanding principal amount of Second Lien Notes, plus the maximum interest of $58.7 million as well as a redemption premium of $8.3 million.

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Contractual interest expense	$6,241	$5,690
Amortization of debt issuance costs	400	631
Amortization of debt discount	1,611	1,157
Total interest expense	$8,252	$7,478

Warrants

On June 3, 2024, pursuant to the Exchange and Purchase Agreement, the Company issued to the investor 10-year warrants with a strike price of $11.25 per share, exercisable for 649,782 shares of the Company’s common stock and 10-year warrants with a strike price of $11.25 per share, exercisable with respect to a notional amount of 156,318 shares of the Company’s common stock for cash payments equal to the excess of “fair market value” (as defined therein) per share over the strike price, fully diluted subject to certain adjustments. In August 2025, Warrants with a notional amount of 200,000 shares were settled and a gain of $1.3 million related to the fair value adjustment on settlement date was recognized in Other (expense) income, net in the consolidated statements of operations for the year ended December 31, 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Warrants contain customary anti-dilution protections. The triggers for the anti-dilution adjustments include (a) subdivision, combination or reclassification of the outstanding shares of common stock into a greater or smaller number of shares, (b) certain below market issuances of common stock, (c) certain issuances of common stock at a price that is less than the strike price of the Warrant, (d) certain issuances of a dividend or distribution to all holders of common stock, (e) an above market tender offer or exchange offer by the Company for common stock. Pursuant to the anti-dilution terms of the Warrants, and giving effect to the settlement of Warrants with respect to a notional amount of 200,000 shares, the aggregate notional amount of the Warrants increased to 1,047,514 shares as of March 31, 2026.

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

The Warrants were classified as current liabilities under ASC 480, Distinguishing Liabilities from Equity, in the Company’s condensed consolidated balance sheets and recorded at fair value of $5.3 million at the issuance date with subsequent changes in fair value recorded in the Company’s condensed consolidated statements of operations. As of March 31, 2026, the Warrants had a fair value of $1.9 million. A gain of $1.1 million and a gain of $8.8 million for the change in fair value were recorded in Other (expense) income, net, in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets and Liabilities

The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2026 and December 31, 2025, are summarized as follows:

	March 31, 2026
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets
Cash equivalents - money market funds	$43,375	$—	$—	$43,375
Total assets	$43,375	$—	$—	$43,375
Liabilities:
Warrants liability	$—	$—	$1,883	$1,883
Total liabilities	$—	$—	$1,883	$1,883

	December 31, 2025
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Cash equivalents - money market funds	$43,000	$—	$—	$43,000
Total assets	$43,000	$—	$—	$43,000
Liabilities:
Warrants liability	$—	$—	$2,999	$2,999
Total liabilities	$—	$—	$2,999	$2,999

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The estimated fair value of outstanding balances of the Notes as of the dates presented are as follows:

	Level of Hierarchy	Fair Value	Principal Balance	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Value

		(In thousands)
March 31, 2026
2026 Notes	2	$8,561	$20,125	$—	$(54)	$20,071
2029 Notes	3	$198,592	$221,877	$(24,296)	$(5,810)	$191,771
Second Lien 2029 Notes	3	$82,684	$181,952	$—	$—	$181,952
December 31, 2025
2026 Notes	2	$8,175	$20,125	$—	$(73)	$20,052
2029 Notes	3	$200,601	$221,877	$(25,955)	$(6,142)	$189,780
Second Lien 2029 Notes	3	$61,497	$181,952	$—	$—	$181,952

Management determined the fair value of 2026 Notes by using Level 2 inputs based on observable market prices for the instrument and similar instruments. Management determined the fair value of the 2029 Notes and Delayed Draw Notes as of March 31, 2026 by using Level 3 inputs, including volatility of 15.00%, yield of 17.50%, risk-free rate of 3.82%, and credit spread of 13.90%. Management determined the fair value of the Second Lien Notes as of March 31, 2026 by using Level 3 inputs, including volatility of 15.00%, yield of 30.00%, risk-free rate of 3.85% and credit spread of 26.69%.
Management determined the fair value of the 2029 Notes as of December 31, 2025 by using Level 3 inputs, including the volatility of 15.00%, yield of 16.00%, risk-free rate of 3.59% and credit spread of 12.81%. Management determined the fair value of the Second Lien Notes as of December 31, 2025 by using Level 3 inputs, including volatility of 15.00%, yield of 30.00%, risk-free rate of 3.64% and credit spread of 24.60%. A change in those inputs to a different amount might result in a significantly higher or lower fair value measurement.

Warrants
The Company recorded the fair value of the Warrants upon issuance using the Black-Scholes valuation model and is required to revalue these Warrants at each reporting date with any changes in fair value recorded on the Company’s condensed consolidated statements of operations. The valuation of the Warrants was classified as Level 3 within the fair value hierarchy and is influenced by the fair value of the underlying, or notional amount of, common stock of the Company. A summary of the Black-Scholes pricing model assumptions used to record the fair value of the Warrants as of March 31, 2026 and 2025 is as follows:

	March 31, 2026	March 31, 2025

Stock price	$2.55	$0.80
Risk free rate	4.18%	4.19%
Expected life (in years)	8.18	9.18
Expected volatility	86.00%	78.00%

Any significant changes in the inputs may result in significantly higher or lower fair value measurements. Refer to Note 8 – Senior Notes, Capped Call Transactions and Warrants for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in fair value of the Level 3 Warrants as of the dates presented are as follows:

	March 31, 2026	December 31, 2025

	(In thousands)
Balance, beginning of year	$2,999	$17,498
Settlement of Warrants	—	(1,297)
Change in the fair value of Warrants	(1,116)	(13,202)
Balance, end of period	$1,883	$2,999
Note 10. Commitments and Contingencies

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company’s 401(k) policy is a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. The match is immediately vested. Salaries and related expenses include $0.4 million and $0.7 million of employer matching contributions for the three months ended March 31, 2026 and 2025, respectively.

Letters of Credit

As of March 31, 2026, the Company had letters of credit totaling $0.5 million outstanding as a security deposit for the due performance by the Company of the terms and conditions of a supply contract.

Contractual obligations

The Company’s purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company has purchase obligation agreements primarily relating to contracts with vendors in connection with Information Technology (“IT”) infrastructure and cloud computing services with remaining terms of one year or less. In September 2025, the Company entered into a new three-year contract for $76.4 million in purchase commitments over a three-year term. Total purchase commitments remaining as of March 31, 2026 including those under this contract are as follows: $19.9 million for the remainder of 2026, $25.3 million for 2027, and $25.2 million for 2028.

Indemnifications

The Company enters into service and license agreements in its ordinary course of business. Pursuant to some of these agreements, the Company agrees to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using the Company’s products.

The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2026 and December 31, 2025.

Note 11. Stockholders’ Deficit

Common Stock

As of March 31, 2026, there were 20,000,000 shares of common stock authorized, 12,285,554 shares issued, and 12,101,150 shares outstanding. The par value for the common stock is $0.001 per share.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock-Based Compensation

The Company’s stock-based compensation generally includes stock options, restricted stock units (“RSUs”), performance-vesting restricted stock units (“PRSUs”), and purchases under the Company’s 2019 Employee Stock Purchase Plan (the “ESPP”). Stock-based compensation expense related to RSUs is based on the market value of the underlying stock on the date of grant and the related expense is recognized ratably over the requisite service period. The stock-based compensation expense related to PRSUs is estimated at the grant date based on the expectation that performance goals will be achieved at the stated target level. The amount of compensation cost recognized depends on the relative satisfaction of the performance condition based on performance to date. There were no PRSUs granted during the three months ended March 31, 2026, and 2025.

Stock Incentive Plans

The Company’s 2019 Stock Incentive Plan became effective on April 11, 2019. The 2019 Stock Incentive Plan, as amended and restated, allows the Company’s employees and directors to participate in the Company’s future performance through grants of stock-based awards of stock options and RSUs at the discretion of the board of directors. The number of shares authorized for issuance under the 2019 Stock Incentive Plan as of March 31, 2026 was 3,487,182 shares. Options to acquire common stock granted under the 2019 Stock Incentive Plan have ten-year terms. As of March 31, 2026, 43,123 shares of common stock remained available for issuance (taking into account all stock option exercises and other equity award settlements through March 31, 2026).

Employee Stock Purchase Plan

The number of shares authorized for issuance under the ESPP as of March 31, 2026 was 300,000 shares. As of March 31, 2026, 92,972 shares of common stock remained available for issuance under the ESPP (taking into account all share purchases through March 31, 2026).

Inducement Plan

There are 1,027,489 shares of common stock authorized and reserved for issuance under the Inducement Plan. As of March 31, 2026, 77,746 shares of common stock remained available for issuance under the Inducement Plan (taking into account all option exercises and other equity award settlements through March 31, 2026).

Stock Option Activity

The following table is a summary of the Company’s stock option activity and weighted average exercise prices for the three months ended March 31, 2026:

	Stock Option Activity		Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
	Options (In thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2025	178	$184.30	5.92	$—
Granted	—	—
Exercised	—	—
Cancelled or expired	(2)	461.55
Balance outstanding at March 31, 2026	176	180.47	5.74	—
Options vested and expected to vest	100	306.10	3.91	—
Options exercisable at March 31, 2026	82	$368.37	2.73	$—

The total fair value of stock options exercised during the three months ended March 31, 2026 and 2025 was immaterial. As of March 31, 2026, there was $0.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.4 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Stock Unit and Performance-Vesting Restricted Stock Unit Activity

The following table is a summary of the Company’s RSU and PRSU activity and weighted average grant date fair value for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value

	(In thousands)	(Per share)	(In thousands)
Balance outstanding at December 31, 2025	783	$15.45	$3,028
Awarded	44	3.76
Released	(62)	31.36
Forfeited	(14)	25.37
Non-vested and outstanding at March 31, 2026	751	13.30	1,914
Expected to vest	628	$13.51	$1,602
RSUs granted to employees generally vest over a one to four-year period, or upon achievement of certain performance conditions. As of March 31, 2026, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was $5.4 million and the weighted-average remaining vesting period was 0.95 years.

PRSUs granted are generally subject to both a service-based vesting condition and a performance-based vesting condition. PRSUs will vest upon the achievement of specified performance targets and subject to continued service through the applicable vesting dates. The associated compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. There were no PRSUs granted during the three months ended March 31, 2026 and 2025, respectively. The PRSUs that vested in the third quarter of 2025 were settled and distributed during the three months ended March 31, 2026.

Total stock-based compensation costs included in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Cost of revenue	$81	$186
Sales and marketing	507	1,378
General and administrative	1,153	1,773
Product development	521	1,372
Total	$2,262	$4,709

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Restructuring

LivePerson has undertaken several restructuring initiatives to realign the Company’s cost structure with its current business model, a changing competitive environment and changes in the Company’s commercial performance. In September 2025, the Company initiated a new restructuring plan to reduce cash expenditures to align with the Company’s current commercial performance, resulting in a charge of $11.7 million for the year ended December 31, 2025. The Company recognized no restructuring costs during the three months ended March 31, 2026, and $1.3 million during the three months ended March 31, 2025, which included severance and other compensation costs and are recorded in Restructuring costs in the condensed consolidated statements of operations. The 2025 restructuring activities were considered to be substantially completed as of December 31, 2025.
The following table presents the detail of the liability for the Company’s restructuring costs, which is included within Accrued expenses and other current liabilities within the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(In thousands)
Balance, beginning of the year	$1,387	$3,028
Severance and other associated costs	—	11,667
Cash payments	(502)	(13,308)
Balance, end of period	$885	$1,387

Note 13. Legal Matters

Stockholder Litigation

In December 2023, a putative stockholder class action entitled Damri v. LivePerson, Inc., No. 1:23-cv-10517, was filed under the federal securities laws against the Company, its former Chief Executive Officer, and its Chief Financial Officer in the United States District Court for the Southern District of New York. The complaint alleges that the Company’s Form 10-Q filings and forecasts for the first, second, and third quarters of fiscal year 2022 were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, based on the Company’s later disclosures and report on Form 10-K on March 16, 2023. In May 2024, the plaintiff filed an amended complaint. The Company moved to dismiss the amended complaint in August 2024, and in March 2025, the court granted the Company’s motion and dismissed the action with prejudice. In April 2025, the plaintiff appealed the decision to the United States Court of Appeals for the Second Circuit and in March 2026, the dismissal was affirmed but the case was remanded to the district court with leave for the plaintiff to try to replead his complaint. A second amended complaint was filed, and the parties are currently briefing a renewed motion to dismiss. A parallel litigation on behalf of stockholders who purchased their shares on the Tel Aviv Stock Exchange, entitled Weissbrod v. LivePerson, Inc., is pending in the Tel Aviv District Court in Israel, but has been stayed pending further developments in the Damri case.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In April 2026, Vector Capital VI, L.P. filed a lawsuit in the Court of Chancey of the State of Delaware against the members of the Company’s board of directors who voted in favor of the Company’s September 2025 Debt Exchange transaction. The action, entitled Vector Capital VI, L.P. v. Miller, C.A. No. 2026-0536, alleges that the September 2025 Debt Exchange constituted a breach of fiduciary duty by the board, was unfairly coercive, frustrated stockholder voting rights and improperly diluted the value of the Company’s common stock. The complaint seeks unspecified damages. The Company, on behalf of the directors, will be moving to dismiss the complaint.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025, and makes changes to the deductibility of certain business expenditures including interest expense, research and development expenditures, and property and equipment, and makes changes to elements of U.S. cross-border taxation. OBBBA allows taxpayers to make an election to accelerate the deductions over one year or two years. The Company implemented the changes enacted under OBBBA and is currently evaluating the impact of the elections available.

For the three months ended March 31, 2026, the Company recorded a tax provision of $0.3 million. This consisted of a tax provision on operating earnings of non-US subsidiaries, a tax expense on UK stock compensation windfall, and interest accrual on unrecognized tax benefits in Israel. For the three months ended March 31, 2025, the Company recorded a tax benefit of $0.3 million. This consisted of a tax provision on operating earnings of non-US subsidiaries, a tax benefit on an increase in tax receivables, and interest accrual on unrecognized tax benefits in Israel.

The Company had a valuation allowance on certain deferred tax assets for the year ended December 31, 2025 of $243.2 million. Inherent in the Company’s 2026 annual effective tax rate is an estimated increase in the valuation allowance of $3.6 million, all of which would be recorded as an expense. During 2025, an increase in the valuation allowance in the amount of $8.6 million was recorded as an expense.

Note 15. Subsequent Events

Debt Repurchase

On April 7, 2026, the Company repurchased $5.2 million principal amount of the 2026 Notes for $3.0 million in cash. Following this transaction, the aggregate principal amount and carrying value of the 2026 Notes were reduced to $15.0 million. A corresponding portion of the 2026 capped calls were terminated following the repurchase as required by their terms for no consideration.

The Merger Agreement

On April 21, 2026, LivePerson entered into a Merger Agreement (the “Merger Agreement”), by and among LivePerson, SoundHound AI, Inc., a Delaware corporation, and Lightspeed Merger Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of SoundHound (“Merger Sub”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into LivePerson (the “Merger”), with LivePerson surviving the Merger as an indirect wholly owned subsidiary of SoundHound. All capitalized terms used in this summary of the Merger Agreement that are not otherwise defined herein have the meanings ascribed to such terms in the Merger Agreement.

Subject to the terms and conditions of the Merger Agreement, at the date and time the Merger becomes effective (the “Effective Time”), each share of LivePerson’s common stock issued and outstanding immediately prior to the Effective Time (other than certain excluded shares) will be automatically converted into the right to receive a number of shares of Class A

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

common stock of SoundHound, par value $0.0001 per share (“SoundHound Common Stock”) equal to (a) the Closing Merger Consideration (as defined below), divided by (b) the total number of shares of LivePerson common stock that are issued and outstanding, or that are issuable upon the conversion, exercise or settlement in full of any rights to acquire LivePerson’s common stock, as of immediately prior to the Effective Time (such number of shares, the “Fully Diluted Common Number”, and the result of the calculation set forth in the foregoing clauses (a) and (b), the “Per Share Merger Consideration”). It is intended that the Merger be treated as a transaction in which gain or loss is recognized for U.S. federal income tax purposes.

The aggregate amount of consideration payable by SoundHound to holders of LivePerson’s common stock in connection with the Merger pursuant to the terms of the Merger Agreement will be a number of shares of SoundHound Common Stock equal to the quotient of (a) the Aggregate Consideration Amount (as defined below), divided by (b) the SoundHound Closing Stock Price (the “Closing Merger Consideration”).

The “Aggregate Consideration Amount” refers to an amount equal to (a) $42,784,532.64, minus (b) the LivePerson Shortfall Cash (as defined below), plus (c) the aggregate dollar amount of the exercise prices of all In-the-Money Options (as defined below) (other than options assumed by SoundHound and converted into an option to acquire shares of SoundHound Common Stock, in accordance with the terms of the Merger Agreement). “LivePerson Shortfall Cash” refers to an amount equal to (x) $74,000,000 (or, solely for purposes of the Merger Agreement, $71,000,000 if the Closing occurs in July), minus (y) the aggregate principal amount of the 2026 Notes repurchased by LivePerson between April 1, 2026 and the closing of the Merger (the “Closing”) (the figure resulting from clause (x) minus clause (y), the “LivePerson Minimum Cash”), minus (z) the cash and cash equivalents on LivePerson’s balance sheet as of 12:01 a.m. Pacific Time on the date on which the Closing occurs (the “Closing Date”) (net of certain LivePerson transaction expenses as of the Closing) (the foregoing clause (z), the “LivePerson Cash Balance”); provided that, if a negative number results from such calculation, “LivePerson Shortfall Cash” will be $0. The “SoundHound Closing Stock Price” refers to the price per share of SoundHound Common Stock derived from the average of the daily volume weighted average prices of a share of SoundHound Common Stock on the Nasdaq on each of the ten (10) consecutive trading days ending on (and including) the trading day that is three (3) trading days prior to the Closing Date, rounded down to the nearest penny, as reported by Bloomberg; provided that, in the event such price per share (I) exceeds $12 per share, “SoundHound Closing Stock Price” will be $12 per share or (II) falls below $7 per share, “SoundHound Closing Stock Price” will be $7 per share.

Under the terms of the Merger Agreement, completion of the Merger is subject to customary closing conditions, including, among others (a) the adoption of the Merger Agreement by the stockholders of LivePerson; (b) the absence of any law, order or other legal impediment prohibiting the consummation of the Merger; (c) the receipt of approvals under certain applicable foreign direct investment laws; (d) the approval for listing the shares of SoundHound Common Stock issuable to the stockholders of LivePerson pursuant to the Merger Agreement on the Nasdaq; (e) the effectiveness of SoundHound’s registration statement on Form S-4; (f) the accuracy of the parties’ respective representations and warranties in the Merger Agreement, subject to specified materiality qualifications; (g) the performance or compliance by SoundHound and LivePerson with the covenants in the Merger Agreement in all material respects; (h) the absence of a material adverse effect on LivePerson (as defined in the Merger Agreement); and (i) the consummation of the Notes Restructuring Transactions (as defined below).

The Merger Agreement contains customary representations, warranties and covenants made by each of SoundHound, Merger Sub and LivePerson, including, among others, covenants by LivePerson regarding the conduct of its business during the pendency of the transactions contemplated by the Merger Agreement, public disclosures and other matters. LivePerson is required, among other things, not to solicit alternative business combination transactions and, subject to certain exceptions, not to engage in discussions or negotiations regarding an alternative business combination transaction.

Both SoundHound and LivePerson may terminate the Merger Agreement under specified circumstances, including (a) if the Merger is not completed by October 21, 2026 (which date may be extended to December 5, 2026 if certain regulatory approvals have not been obtained); (b) if LivePerson fails to obtain stockholder approval; (c) if LivePerson’s board of directors makes an adverse recommendation change with respect to the Merger or commits a material breach of its non-solicitation obligations; (d) if LivePerson’s board of directors terminates to accept a superior acquisition proposal; or (e) if the Notes Restructuring Transactions are terminated for any reason. The Merger Agreement further provides that LivePerson is required to pay SoundHound a termination fee of $5,000,000, plus SoundHound’s transaction expenses, if the Merger Agreement is terminated under certain specified circumstances, including if LivePerson’s board of directors changes or withdraws its recommendation of the Merger, terminates the Merger Agreement to enter into an agreement with respect to a superior acquisition proposal or if the Notes Restructuring Transactions terminate for any reason or otherwise fail to consummate by the Outside Date (as defined in the Merger Agreement), except where such termination or failure to consummate primarily resulted from SoundHound’s material breach of the Notes Restructuring Agreement; provided that where a termination fee is payable in connection with the failure to consummate, or termination of, the Note Restructuring Transactions, the obligation to reimburse SoundHound’s transaction expenses will be capped at $3,750,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Merger Agreement and the consummation of the transactions contemplated thereby, including the Merger (collectively, the “Transactions”) have been unanimously approved by LivePerson’s board of directors, and LivePerson’s board of directors has resolved to recommend to the stockholders of LivePerson to adopt the Merger Agreement, subject to its terms and conditions.

The Notes Restructuring Agreement

On April 21, 2026, concurrently with the execution and delivery of the Merger Agreement, SoundHound entered into a Notes Restructuring Agreement (the “Notes Restructuring Agreement”) with LivePerson and each of the holders of the 2029 Notes and the Second Lien Notes (together with the 2029 Notes, the “Secured Notes”), pursuant to which and on the terms and subject to the conditions thereof, among other things, the holders of the Secured Notes have agreed to release and deem satisfied the Secured Notes for the consideration contemplated thereby (the transactions contemplated by the Notes Restructuring Agreement, “Notes Restructuring Transactions”).

Upon consummation of the Notes Restructuring Transactions, on the terms and subject to the conditions set forth in the Notes Restructuring Agreement, each holder of 2029 Notes has agreed to accept, in full and complete satisfaction of all obligations of LivePerson to such holder, (a) a number of shares of SoundHound Common Stock equal to the quotient of (i) $178,007,733.68 (the “First Lien Holder Aggregate Consideration Amount”), divided by (ii) the SoundHound Closing Stock Price and (b) an amount in cash paid by LivePerson concurrently with Closing in the amount of (i) accrued and unpaid interest on the 2029 Notes held by such holder, plus (ii) 65% of any LivePerson Excess Cash.

Upon consummation of the Notes Restructuring Transactions, on the terms and subject to the conditions set forth in the Notes Restructuring Agreement, each holder of Second Lien Notes has agreed to accept, in full and complete satisfaction of all obligations of LivePerson to such holder, such holder’s pro rata portion of (a) a number of shares of SoundHound Common Stock equal to the quotient of (i) $83,207,733.68 (the “Second Lien Holder Aggregate Consideration Amount”), divided by (ii) the SoundHound Closing Stock Price and (b) an amount in cash equal to (i) the principal amount of any 2026 Notes repurchased and retired by LivePerson between April 1, 2026 and the Closing, minus (ii) the amount of cash paid to repurchase such 2026 Notes, plus (iii) 35% of LivePerson Excess Cash.

“LivePerson Excess Cash” refers to the difference of (a) the LivePerson Cash Balance, minus (b) the LivePerson Minimum Cash; provided that, if a negative number results from such calculation, “LivePerson Excess Cash” shall be $0.

The Notes Restructuring Agreement provides SoundHound the option to elect, at any time before the close of business two business days prior to the Closing Date, to substitute an amount of cash in lieu of all or a portion of the stock consideration paid to the holders of Secured Notes, provided that (a) each holder of Secured Notes receives the same proportion of its consideration in cash and shares of SoundHound Common Stock; (b) regardless of the SoundHound Closing Stock Price, the proportion of consideration satisfied in cash shall be calculated assuming the stock consideration is worth the First Lien Holder Aggregate Consideration Amount and the Second Lien Holder Aggregate Consideration Amount, respectively and (c) in the event SoundHound Closing Stock Price is greater than $12 per share, SoundHound shall not be entitled to substitute cash for more than 50% of the stock consideration.

Under the terms of the Notes Restructuring Agreement, completion of the Notes Restructuring Transactions is subject to customary closing conditions, including (a) the absence of any order or other legal impediment prohibiting the consummation of the Notes Restructuring Transactions; (b) the closing conditions under the Merger Agreement being satisfied or waived (other than the consummation of the Notes Restructuring Transactions); (c) the requisite securities law filings having been made; (d) the approval for listing the shares of SoundHound Common Stock issuable to the holder of the Secured Notes pursuant to the Notes Restructuring Agreement on the Nasdaq; (e) the accuracy of the parties’ respective representations and warranties in the Notes Restructuring Agreement, subject to specified materiality qualifications; (f) the performance or compliance by SoundHound, LivePerson and the holders of Secured Notes with the covenants in the Notes Restructuring Agreement in all material respects; (g) the delivery of all required payments under the Notes Restructuring Agreement; (h) the entry into a registration rights agreement in respect of the shares of SoundHound Common Stock issuable to the holders of the Secured Notes; and (i) the substantially contemporaneous consummation of the Notes Restructuring Transactions by the holders of the 2029 Notes and the holders of the Second Lien Notes.

The Notes Restructuring Agreement contains customary representations, warranties and covenants made by each of the parties, including, among others, that the shares of SoundHound Common Stock issued in connection with the Notes Restructuring Transactions will be eligible for resale pursuant to an effective registration statement filed by SoundHound with the SEC. The holders of Secured Notes are required, among other things, not to solicit alternative business combination or note restructuring transactions and not to engage in discussions or negotiations regarding an alternative business combination or note restructuring transaction.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Notes Restructuring Agreement automatically terminates upon any termination of the Merger Agreement in accordance with its terms. Additionally, each of the parties may terminate the Notes Restructuring Agreement under specified circumstances, including if the Notes Restructuring Transactions are not completed on or prior to the fifth business day following the Outside Date (as defined in the Merger Agreement). The holders of the 2029 Notes are entitled to terminate the Notes Restructuring Agreement upon (a) any failure by LivePerson to pay amounts due under the indenture or other agreements governing the 2029 Notes or (b) a breach of certain provisions of the indenture governing the 2029 Notes, in each case, subject to cure rights of LivePerson and SoundHound.

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

Merger Agreement

On April 21, 2026, LivePerson entered into a Merger Agreement (the “Merger Agreement”), by and among LivePerson, SoundHound AI, Inc., a Delaware corporation (“SoundHound”) and Lightspeed Merger Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of SoundHound (“Merger Sub”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into LivePerson (the “Merger”), with LivePerson surviving the Merger as an indirect wholly owned subsidiary of SoundHound. See Note 15 – Subseqeuent Events under Item 1 of this Quarterly Report on Form 10-Q for additional information about the Merger Agreement.

Revenue Retention and Current Trends

We continue to observe slower than anticipated renewals and new business bookings, primarily driven by customer uncertainty regarding our financial stability as well as broader macroeconomic and industry factors extending enterprise buying cycles, including for high-value AI solutions. Because we recognize revenue from subscriptions over the term of the customer contract, declines in our business may not be immediately reflected in our operating results, but could negatively impact the Company's revenue on a long-term basis.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2026, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 16, 2026.

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

Comparison of the Three Months Ended March 31, 2026 and March 31, 2025

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(Dollar in thousands)
Revenue	$56,956	$64,700	$(7,744)	(12)%

Revenue decreased by 12% to $57.0 million for the three months ended March 31, 2026 from $64.7 million for the comparable period in 2025. This decrease in revenue is due to a decrease in hosted services of $5.8 million primarily driven by customer cancellations and downsells and a decrease in professional services of $2.0 million.

Cost of Revenue (exclusive of depreciation and amortization expense shown separately below)

Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(Dollar in thousands)
Cost of revenue	$15,525	$18,218	$(2,693)	(15)%
Percentage of total revenue	27%	28%
Headcount (at period end)	147	179		(18)%

Cost of revenue decreased by 15% to $15.5 million for the three months ended March 31, 2026 from $18.2 million for the comparable period in 2025. This decrease in expense is primarily attributable to a decrease in software and hosting expenses of $1.2 million, a decrease in business services and outsourced expenses of $1.1 million, and a decrease in salary, stock-based compensation and employee-related expenses of $0.4 million due to restructuring activities.

Sales and Marketing

Sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(Dollar in thousands)
Sales and marketing	$13,770	$23,485	$(9,715)	(41)%
Percentage of total revenue	24%	36%
Headcount (at period end)	121	229		(47)%

Sales and marketing expenses decreased by 41% to $13.8 million for the three months ended March 31, 2026 from $23.5 million for the comparable period in 2025. This decrease was primarily attributable to a decrease in salary, stock-based compensation expense and employee-related expenses of $7.7 million due to restructuring activities, a decrease in marketing expenses of $1.0 million, a decrease in business services and outsourced expenses of $0.7 million, and a decrease in software and hosting expenses of $0.4 million.

General and Administrative

Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(Dollar in thousands)
General and administrative	$12,120	$16,784	$(4,664)	(28)%
Percentage of total revenue	21%	26%
Headcount (at period end)	102	137		(26)%

General and administrative expenses decreased by 28% to $12.1 million for the three months ended March 31, 2026 from $16.8 million for the comparable period in 2025. This is primarily attributable to a decrease in salary, stock-based compensation expense and employee-related expenses of $1.8 million due to restructuring activities, and a decrease in legal costs of $2.8 million.

Product Development

Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(Dollar in thousands)
Product development	$12,180	$16,034	$(3,854)	(24)%
Percentage of total revenue	21%	25%
Headcount (at period end)	236	351		(33)%

Product development costs decreased by 24% to $12.2 million for the three months ended March 31, 2026 from $16.0 million for the comparable period in 2025. This decrease is primarily related to a decrease in salary, stock-based compensation expense and employee-related expenses of $3.7 million due to restructuring activities, and a decrease in business services and outsourced expenses of $0.3 million.

We continued to make investments in public cloud migration, and in the Conversational Cloud. While innovation remains a core component of our strategy, we are operating in a competitive environment characterized by aggressive investment in artificial intelligence and other technological innovation by competitors with significant resources and investment capital. During the three months ended March 31, 2026 and 2025, $2.4 million and $3.3 million was capitalized, respectively.

Depreciation and Amortization Expense

Our depreciation and amortization expense relates to depreciation and amortization of our property and equipment and to amortization of our intangible assets and finance leases.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(Dollar in thousands)
Depreciation and amortization expense	$5,112	$5,818	$(706)	(12)%
Percentage of total revenue	9%	9%

Total depreciation and amortization expense decreased by 12% to $5.1 million for the three months ended March 31, 2026 from $5.8 million for the comparable period in 2025. There were no impairments of property and equipment in 2025 and the first quarter of 2026, but we did record a non-cash impairment charge of $2.1 million related to patents in the fourth quarter of 2025 as a result of our annual impairment test, thus reducing our amortizable asset balance.

Restructuring Costs

We maintain restructuring initiatives to realign our cost structure with our current business model, in which we have flattened the organization to align to more efficient sales and service support. While the Company’s restructuring efforts are ongoing, the 2025 restructuring activities were considered to be substantially completed as of December 31, 2025.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(Dollar in thousands)
Restructuring costs	$—	$1,305	$(1,305)	(100)%
Percentage of total revenue	—%	2%

There were no restructuring costs for the three months ended March 31, 2026, compared to $1.3 million for the three months ended March 31, 2025.

Total Other (Expense) Income, net

Interest expense represents interest expense from our senior notes, and amortization of debt issuance costs and debt discount. Interest income represents interest earned from cash deposits. Other income, net consists primarily of fair value adjustments for our Warrants and foreign currency gains and losses.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(Dollar in thousands)
Interest expense	$(8,252)	$(7,478)	$(774)	(10)%
Interest income	503	1,457	(954)	(66)%
Other income, net	998	8,487	(7,489)	(88)%
Total other (expense) income, net	$(6,751)	$2,466	$(9,217)	(374)%

Total other (expense) income, net was an expense of $6.8 million for the three months ended March 31, 2026 compared to income of $2.5 million for the comparable period in 2025. This change is primarily due to the $7.7 million reduction in the fair value adjustment of our Warrants recorded in other income, net. Other (expense) income, net for the current period also reflects an increase in interest expense of $0.8 million due to the PIK feature of the 2029 Notes, and $1.0 million decrease in interest income from our money market accounts.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(Dollar in thousands)
Provision for (benefit from) income taxes	$325	$(345)	$670	194%

Provision for income taxes was $0.3 million for the three months ended March 31, 2026, compared to a benefit from income taxes of $0.3 million for the comparable period. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate, valuation allowance recorded against losses generated in the U.S. and Germany, UK stock compensation windfall, and changes to unrecognized tax benefits in Israel. The overall tax provision recorded represents tax on non-U.S. earnings in the various jurisdictions in which we operate and the provision for U.S. state and local impacts. The total tax expense associated with non-U.S. jurisdictions is relatively consistent between periods.

Liquidity and Capital Resources

The following describes the Company’s cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$9,544	$(3,096)
Net cash used in investing activities	(2,916)	(4,145)
Net cash used in financing activities	$—	$(26)

As of March 31, 2026, we had approximately $101.5 million in cash and cash equivalents, an increase of $6.5 million from December 31, 2025. The increase is primarily attributable to favorable working capital management partially offset by purchases of property and equipment and capitalization of internal-use software development costs of $2.6 million.

Cash Flows from Operating Activities

Net cash provided by operating activities was $9.5 million for the three months ended March 31, 2026. Our net loss of $8.8 million includes the effect of non-cash expenses of depreciation and amortization expense of $5.1 million, stock-based compensation of $2.3 million, non-cash interest expense of $6.2 million, and amortization of debt issuance costs and accretion of debt discount of $2.0 million, partially offset by a gain from the change in the fair value of our Warrants of $1.1 million. This was further driven by an increase in accounts receivable of $2.5 million, and a decrease in accounts payable, accrued expenses and other current liabilities of $0.6 million, partially offset by a decrease in contract acquisition costs of $3.1 million, and an increase in deferred revenue of $3.7 million.

Net cash used in operating activities was $3.1 million for the three months ended March 31, 2025. Our net loss of $14.1 million includes the effect of non-cash expenses of depreciation and amortization expense of $5.8 million, stock-based compensation of $4.7 million, non-cash interest expense of $5.7 million, and amortization of debt issuance costs and accretion of debt discount of $1.8 million, partially offset by a gain from the change in the fair value of our Warrants of $8.8 million. This was further driven by a decrease in accounts payable, accrued expenses and other current liabilities of $5.9 million, partially offset by a decrease in prepaid expenses and other current assets of $3.6 million, a decrease in contract acquisition costs of $1.7 million, and an increase in deferred revenue of $3.2 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.9 million and $4.1 million for the three months ended March 31, 2026 and 2025, respectively, and was primarily driven by purchases of property and equipment and capitalization of internal-use software development costs for both periods.

Cash Flows from Financing Activities

Net cash used in financing activities was not material for the three months ended March 31, 2026 and 2025.

We have incurred significant expenses to develop our technology and services and to hire employees in our customer service and sales and marketing departments, as well as acquisition costs and non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of March 31, 2026, we had an accumulated deficit of $1,067.3 million.

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

Upon conversion or exercise, the 2029 Notes and cash-settled warrants would be settled for cash. In addition, the 2026 Notes, the 2029 Notes and the Second Lien Notes are subject to repurchase at the option of holders if the Company undergoes a “Fundamental Change” (as defined in the indentures governing the 2026 Notes, the 2029 Notes and the Second Lien Notes, as applicable), and the 2026 Notes, the 2029 Notes and the Second Lien Notes are subject to events of default customary for notes issued in connection with similar transactions, which could result in the acceleration of amounts owed. See Note 8 – Senior Notes, Capped Call Transactions and Warrants for additional information.

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

Collection Risks

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the three months ended March 31, 2026, our allowance for credit losses increased by $0.3 million to $4.8 million. During the three months ended March 31, 2025, our allowance for credit losses decreased by $0.9 million to $7.7 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for credit losses on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written off and charged against the applicable recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for credit losses when accounts previously reserved have been collected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026. Disclosure controls and procedures ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed and summarized within the time periods specified in the Securities and Exchange Commission’s rules and forms, and ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 13 – Legal Matters, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 16, 2026, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Other than as set forth below, there have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

Risks Related to the Pending Merger with SoundHound

If the conditions to the completion of the Merger contained in the Merger Agreement are not satisfied, the Merger may not occur.

The completion of the Merger is subject to a number of conditions, including, among others, the approval of the Merger by the Company’s stockholders and the receipt of the requisite regulatory approvals. There can be no assurance that these required approvals will be obtained, or that they will be obtained in a timely manner, or whether they will be subject to required actions, conditions, limitations or restrictions on our, SoundHound’s or the combined company’s business, operations or assets. Many of the conditions to the completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). Difficulties in otherwise satisfying the conditions may prevent, delay, or otherwise materially adversely affect the completion of the Merger. Consequently, the completion of the Merger and timing thereof is uncertain. Also, both SoundHound and LivePerson may terminate the Merger Agreement under specified circumstances, including if the Merger has not been consummated by the end date (subject to an automatic extension in certain circumstances). Termination of the Merger Agreement could result in a material adverse effect on our business, results of operations, and financial condition.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that affect the anticipated benefits of the Merger.

Before the Merger may be completed, various approvals, consents and non-objections must be obtained from regulatory authorities in certain jurisdictions. These approvals could be delayed or not obtained at all, which could disrupt our operations, or could delay or adversely affect completion of the Merger. The approvals that are granted may impose terms and conditions, including requiring the parties to seek divestitures of substantial assets, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement, which could affect the completion of the Merger.

Failure to complete the Merger, or a delay in completing the Merger, could negatively impact our stock price and the future business, assets, liabilities, prospects, outlook, financial condition and results of operations of LivePerson or the combined company.

If the Merger is not completed or is delayed, our ongoing business may be materially and adversely affected and, without realizing any of the benefits of having completed the Merger, we will be subject to numerous risks, including the following:

•Our stock price may decline to the extent that the current market price reflects the market assumption that the Merger will be completed and, thus, an “acquisition premium”;
•Our employees, suppliers, vendors or customers could lose focus on our business, cease doing business with us, or curtail their activities with us;
•Market perception of our ability to remain an independent, viable business may be diminished;
•We could suffer reputational harm due to the adverse perception of any failure to successfully complete the Merger.

There can be no assurance that these risks will not materialize and will not materially adversely affect our business, results of operation and financial condition if the Merger is not completed.

The Merger Agreement restricts our ability to pursue alternatives to the Merger.

The Merger Agreement contains “no shop” covenants that restrict our ability to, directly or indirectly, among other things, solicit proposals relating to any alternative business combination or acquisition transactions and enter into any discussions concerning, or provide confidential information in connection with, any such alternative business combination or acquisition transactions. These provisions prevent us from engaging with a potential third-party acquirer that might have an interest in acquiring all or a significant part of the Company, and could discourage a potential third-party acquirer or merger partner from making an alternative proposal.

We have incurred, and expect to continue to incur costs, fees, expenses, and charges related to the Merger and integration, and we may incur additional costs we do not currently anticipate.

We have incurred and expect to incur additional costs, fees, expenses, and charges related to the Merger and preparing for the integration of the business operations, systems, processes and personnel of LivePerson and SoundHound. These costs include, or are expected to include, legal, financial advisory, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees. Many of these costs will be borne by us even if the Merger is not completed. Additional unanticipated costs may be incurred in connection with the Merger and the integration planning process.

While the Merger is pending, we are subject to contractual restrictions that could harm our business, operating results and stock price.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and restricting us from taking certain specified actions absent SoundHound’s prior written consent. These and other obligations in the Merger

Agreement may limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think they may be advisable. These restrictions could adversely impact our business, operating results and stock price and our perceived acquisition value, regardless of whether the Merger is completed.

Uncertainties associated with the Merger may cause a loss of our or SoundHound’s management and other key employees, which could adversely affect the future business and operations of the combined company following the Merger.

We depend on the experience and industry knowledge of our management personnel and other key employees to execute our business plans. The success of the combined company after the Merger will depend, in part, on its ability to retain or attract key management personnel and other key employees. During the pendency or following the completion of the Merger, our current or prospective employees may experience uncertainty or have concerns regarding their roles within the combined company, the timing and completion of the Merger, or the operations of the combined company, any of which may have an adverse effect on our ability to retain or attract key personnel. In addition, the Merger may divert management’s time and attention from the day-to-day operation of our business. If we are unable to retain personnel who are critical to the future operations of the combined company, we or the combined company could face disruptions in operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Merger. There can be no assurance that the combined company, following the Merger, will be able to retain or attract our key management personnel and other key employees to the same extent that we have previously been able to retain or attract our own employees.

If the Merger is completed, the combined company may not perform as we or the market expects and may fail to realize the anticipated benefits and cost savings of the Merger, which could adversely affect the value of SoundHound common stock that our stockholders will own following the completion of the Merger.

The success of the Merger will depend, in part, on SoundHound’s ability to realize the anticipated benefits and cost savings from combining our and SoundHound’s respective businesses. The anticipated benefits and cost savings of the Merger may not be realized fully or at all, may take longer to realize than expected, or could have other adverse effects that we do not currently foresee. Risks associated with the combined company following the Merger include the following:

•The integration process will require significant time and focus from management following the Merger and may, for the combined company, result in the loss of key employees, the disruption of ongoing businesses, or inconsistencies in standards, controls, procedures, and policies;
•The results of operations of the combined company and the market price of the combined company’s common stock after the completion of the Merger may be affected by factors different from those currently affecting each of our and SoundHound’s independent results of operations;
•There could be challenges or delays in assimilating or integrating LivePerson’s technology into SoundHound’s platform;
•Some of our customers, suppliers or vendors may terminate or scale back their current or prospective business relationships with the combined company;
•There could be potential unknown liabilities and unforeseen expenses associated with the Merger that were not discovered in the course of performing due diligence; and
•The issuance of shares of the SoundHound common stock in the Merger could depress the market price for the combined company’s common stock.

Our stockholders cannot be certain of the precise value of the merger consideration they may receive in the Merger, because the amount of SoundHound common stock to be received per share of LivePerson common stock depends on variables including our future cash balance and is subject to a floor and a ceiling with respect to the deemed value of a share of SoundHound common stock.

The aggregate quantity of shares of SoundHound common stock issuable to holders of LivePerson common stock in connection with the Merger will depend on our cash balance, repurchases of 2026 Notes, and the aggregate dollar amount of the exercise prices of certain LivePerson options. Further, the deemed value of a share of SoundHound common stock used to calculate the merger consideration will be subject to a floor of $7 per share and a ceiling of $12 per share. Accordingly, the market value of the merger consideration that our stockholders would receive upon completion of the Merger is uncertain. To the extent the market price of SoundHound common stock is below $7 per share, LivePerson stockholders would receive a reduced amount of SoundHound common stock relative to its market value. The market price of SoundHound common stock is expected to fluctuate through and after the completion of the Merger as a result of a variety of factors, including general market and economic conditions, changes in our and SoundHound’s businesses, operations and prospects, and regulatory considerations. Many of these factors are outside of our and SoundHound’s control.

Our stockholders will have a reduced ownership and voting interest in the combined company after the Merger and will exercise less influence over management.

Upon completion of the Merger, each of our stockholders who receives shares of SoundHound common stock will become a stockholder of SoundHound with a percentage ownership of SoundHound that is smaller than their current percentage ownership of LivePerson. As a result, even if all of our former stockholders were to vote together on all matters presented to SoundHound stockholders from time to time, our former stockholders would exercise significantly less influence over the combined company after the completion of the Merger relative to their influence over us now, and thus would have a less significant impact on the election of the combined company’s board of directors and on the approval or rejection of future proposals submitted to a stockholder vote of the combined company’s stockholders.

Litigation relating to the proposed Merger may be filed against LivePerson, SoundHound and/or each company’s board of directors that could prevent or delay the closing of the Merger, or result in the payment of damages or have an adverse effect on the trading prices of our securities.

Litigation is a common occurrence in connection with transactions similar to the proposed Merger. In connection with the proposed Merger, it is possible that our stockholders or SoundHound’s stockholders or other third parties may file lawsuits against LivePerson, SoundHound, and/or each company’s board of directors. Among other remedies, these stockholders could seek damages or to enjoin the Merger. Any such potential lawsuits could prevent or delay the closing or result in substantial costs to us. The outcome of any such actions would be uncertain and may create uncertainty relating to the Merger and may be costly and distracting to management. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time of the Merger may adversely affect our business, financial condition, results of operations and cash flows or those of the combined company. In addition, if the Merger is not completed for any reason, litigation could be filed in connection with the failure to complete the Merger. Potential litigation relating to the Merger or the threat thereof may have an adverse effect on the trading prices of our securities or could result in a material adverse effect on our business, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by the issuer during the three months ended March 31, 2026.

Purchase of Equity Securities by the Issuer

There were no repurchases of equity securities by the issuer during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended March 31, 2026, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulations S-K.

Item 6. Exhibits

2.1
Merger Agreement, dated as of April 21, 2026, by and among SoundHound AI, Inc., Lightspeed Merger Sub Inc. and LivePerson, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed by SoundHound AI, Inc. on April 21, 2026)

3.1		Fourth Amended and Restated By-Laws of LivePerson, Inc., as amended (incorporated by reference to Exhibit 3.1 to LivePerson’s Annual Report on Form 10-K/A filed on April 30, 2026)

10.1
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

LIVEPERSON, INC.
(Registrant)

Date:	May 8, 2026	By:	/s/ JOHN SABINO
		Name:	John Sabino

		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2026	By:	/s/ JOHN COLLINS
		Name:	John Collins

		Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)