Form 10-Q
period 2026-06-30
LIVEPERSON INC
filed 2026-08-07
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On August 3, 2026, 12,337,297 shares of the registrant’s common stock were outstanding.

LIVEPERSON, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q about LivePerson, Inc. (“LivePerson,” the “Company,” “we,” “our” or “us”) that are not historical facts, including statements about the proposed acquisition of LivePerson by SoundHound AI, Inc. (“SoundHound”), the expected benefits of the proposed acquisition, including with respect to the business outlook or future economic performance, the structure of the proposed acquisition, the closing date of the proposed acquisition, and plans following the closing of the proposed acquisition, are forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about LivePerson and our industry. Our expectations, assumptions, estimates and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, assumptions, estimates and projections will be realized. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition (including statements regarding expectations for retention rates, customer attrition and revenue and other statements based on examinations of historical operating trends) and management strategies. Many of these statements are found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects” and variations of such words or similar expressions are intended to identify forward-looking statements. However, not all forward-looking statements contain these words. Forward-looking statements are subject to risks and uncertainties that could cause actual future events or results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2026 in the section entitled Part I, Item 1A., “Risk Factors” and in this Quarterly Report on Form 10-Q in the section entitled Part II, Item 1A., “Risk Factors.” It is routine for our internal projections and expectations to change as the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We do not undertake any obligation to revise forward-looking statements to reflect future events or circumstances. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements

LIVEPERSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$96,671	$95,004
Accounts receivable, net of allowances of $6,030 and $4,451 as of June 30, 2026 and December 31, 2025, respectively	17,653	27,014
Prepaid expenses and other current assets (Note 1)	15,778	15,100
Total current assets	130,102	137,118
Property and equipment, net (Note 6)	85,371	90,389
Contract acquisition costs, net (Note 2)	18,159	23,951
Intangible assets, net (Note 5)	13,421	13,409
Goodwill, net (Note 5)	132,386	184,902
Deferred tax assets, net (Note 14)	4,529	4,511
Other assets	318	387
Total assets	$384,286	$454,667
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,542	$9,522
Accrued expenses and other current liabilities (Note 7)	47,127	38,700
Deferred revenue (Note 2)	46,209	54,295
Current portion of senior notes (Note 8)	14,946	20,052
Total current liabilities	117,824	122,569
Senior notes, net of current portion (Note 8)	383,619	371,732
Deferred tax liabilities	4,202	4,196
Other liabilities	597	665
Total liabilities	506,242	499,162
Commitments and contingencies (Notes 10 and 13)
Stockholders’ deficit:
Common stock, $0.001 par value - 20,000,000 shares authorized, 12,520,490 and 12,223,729 shares issued, 12,336,086 and 12,039,325 shares outstanding as of June 30, 2026 and December 31, 2025, respectively.	173	173
Treasury stock - 184,404 shares at June 30, 2026 and December 31, 2025	(3)	(3)
Additional paid-in capital	1,025,853	1,021,076
Accumulated deficit	(1,139,878)	(1,058,494)
Accumulated other comprehensive loss	(8,101)	(7,247)
Total stockholders’ deficit	(121,956)	(44,495)
Total liabilities and stockholders’ deficit	$384,286	$454,667

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$52,496	$59,600	$109,452	$124,300
Costs, expenses and other:
Cost of revenue (exclusive of depreciation and amortization expense shown separately below)	15,786	18,038	31,311	36,256
Sales and marketing	13,759	19,888	27,529	43,373
General and administrative	23,979	7,945	36,099	24,729
Product development	10,385	13,843	22,565	29,877
Depreciation and amortization expense	5,184	5,758	10,296	11,576
Impairment of goodwill	51,826	—	51,826	—
Restructuring (reversals) costs, net	(723)	561	(723)	1,866
Total costs, expenses and other	120,196	66,033	178,903	147,677
Loss from operations	(67,700)	(6,433)	(69,451)	(23,377)
Other expense, net:
Interest expense	(8,490)	(7,866)	(16,742)	(15,344)
Interest income	381	1,493	884	2,950
Gain on troubled debt restructuring	2,191	—	2,191	—
Other income (expense), net	1,518	(2,520)	2,516	5,967
Total other expense, net	(4,400)	(8,893)	(11,151)	(6,427)
Loss before provision for income taxes	(72,100)	(15,326)	(80,602)	(29,804)
Provision for income taxes	457	384	782	39
Net loss	$(72,557)	$(15,710)	$(81,384)	$(29,843)

Net loss per share of common stock:
Basic	$(5.94)	$(2.50)	$(6.70)	$(4.82)
Diluted	$(6.11)	$(2.50)	$(6.87)	$(5.61)
Weighted-average shares used to compute net loss per share:
Basic	12,217,384	6,276,556	12,139,509	6,191,117
Diluted	12,230,954	6,276,556	12,155,211	6,354,437

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net loss	$(72,557)	$(15,710)	$(81,384)	$(29,843)
Foreign currency translation adjustment	(418)	3,514	(854)	5,265
Total comprehensive loss	$(72,975)	$(12,196)	$(82,238)	$(24,578)

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit
	Shares	Amount	Shares	Amount

Balance at December 31, 2025	12,223,729	$173	(184,404)	$(3)	$1,021,076	$(1,058,494)	$(7,247)	$(44,495)
Common stock issued upon vesting of restricted stock units	61,825	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,262	—	—	2,262
Net loss	—	—	—	—	—	(8,827)	—	(8,827)
Other comprehensive loss	—	—	—	—	—	—	(436)	(436)
Balance at March 31, 2026	12,285,554	$173	(184,404)	$(3)	$1,023,338	$(1,067,321)	$(7,683)	$(51,496)
Common stock issued upon vesting of restricted stock units	234,936	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,337	—	—	2,337
Common stock issued under Employee Stock Purchase Plan	—	—	—	—	178	—	—	178
Net loss	—	—	—	—	—	(72,557)	—	(72,557)
Other comprehensive loss	—	—	—	—	—	—	(418)	(418)
Balance at June 30, 2026	12,520,490	$173	(184,404)	$(3)	$1,025,853	$(1,139,878)	$(8,101)	$(121,956)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit
	Shares	Amount	Shares	Amount

Balance at December 31, 2024	6,263,782	$94	(184,404)	$(3)	$936,047	$(991,261)	$(12,193)	$(67,316)
Common stock issued upon vesting of restricted stock units	148,077	2	—	—	(2)	—	—	—
Stock-based compensation	—	—	—	—	4,754	—	—	4,754
Net loss	—	—	—	—	—	(14,133)	—	(14,133)
Other comprehensive income	—	—	—	—	—	—	1,751	1,751
Balance at March 31, 2025	6,411,859	$96	(184,404)	$(3)	$940,799	$(1,005,394)	$(10,442)	$(74,944)
Common stock issued upon vesting of restricted stock units	162,046	2	—	—	(2)	—	—	—
Stock-based compensation	—	—	—	—	4,256	—	—	4,256
Common stock issued under Employee Stock Purchase Plan	51,125	1	—	—	471	—	—	472
Net loss	—	—	—	—	—	(15,710)	—	(15,710)
Other comprehensive income	—	—	—	—	—	—	3,514	3,514
Balance at June 30, 2025	6,625,030	$99	(184,404)	$(3)	$945,524	$(1,021,104)	$(6,928)	$(82,412)

See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(81,384)	$(29,843)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	4,599	8,969
Depreciation and amortization expense	9,952	11,165
Change in operating lease right-of-use assets	39	(25)
Amortization of purchased intangible assets and finance leases	344	411
Amortization of debt issuance costs and accretion of debt discount	4,156	3,727
Impairment of goodwill	51,826	—
Gain on troubled debt restructuring	(2,191)	—
Change in fair value of warrants	(2,999)	(5,825)
Non-cash interest expense	8,165	7,653
Allowance for credit losses	2,121	(185)
Deferred income taxes	6	165
Changes in operating assets and liabilities:
Accounts receivable	7,290	5,720
Prepaid expenses and other assets	(883)	(25,345)
Contract acquisition costs	5,803	4,175
Accounts payable, accrued expenses and other current liabilities	11,439	6,399
Deferred revenue	(7,485)	(2,136)
Other liabilities	(12)	203
Net cash provided by (used in) operating activities	10,786	(14,772)
INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized internal-use software development costs	(5,152)	(6,895)
Purchases of intangible assets	(461)	(1,052)
Net cash used in investing activities	(5,613)	(7,947)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of options and employee stock purchase plan	179	471
Principal payments for finance leases	—	(27)
Payments in connection with troubled debt restructuring	(2,963)	—
Net cash (used in) provided by financing activities	(2,784)	444
Effect of foreign exchange rate changes on cash and cash equivalents	(722)	1,001
Net increase (decrease) in cash and cash equivalents	1,667	(21,274)
Cash and cash equivalents - beginning of year	95,004	183,237
Cash and cash equivalents - end of period	$96,671	$161,963

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net	$1,278	$197
Cash paid for interest	4,854	4,531
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment and intangible assets recorded in accounts payable	$316	$539
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

The Merger Agreement

On April 21, 2026, LivePerson entered into a Merger Agreement (the “Original Merger Agreement”), by and among LivePerson, SoundHound AI, Inc., a Delaware corporation, and Lightspeed Merger Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of SoundHound (“Merger Sub I”), pursuant to which, on the terms and subject to the conditions set forth in the Original Merger Agreement, Merger Sub I would merge with and into LivePerson, with LivePerson surviving the merger as an indirect wholly owned subsidiary of SoundHound.

Following the entry into the Original Merger Agreement, LivePerson and SoundHound determined that applicable Israeli securities laws, which are only applicable to shares of LivePerson’s common stock, par value $0.001 (“LivePerson Common Stock”) that are held through the Tel Aviv Stock Exchange Clearing House Ltd (such shares of LivePerson Common Stock, the “TASE Shares”), would have required SoundHound to prepare and file an Israeli securities law-compliant prospectus in connection with the proposed offering and issuance of shares of Class A common stock of SoundHound, par value $0.0001 (“SoundHound Common Stock”) to holders of TASE Shares, unless an exception to such requirement was applicable or an exemption from such requirement could be obtained from the applicable legal authorities in Israel. Absent such exception or exemption, the LivePerson special meeting, and accordingly the proposed closing of the transactions contemplated by the Original Merger Agreement, could have been delayed by a number of months. The parties explored a number of potential options to avoid such a delay, and ultimately agreed to change the form of consideration to be received by holders of TASE Shares from SoundHound Common Stock to cash.

Consequently, on July 2, 2026, LivePerson, SoundHound, Merger Sub I, and Lightspeed Merger Sub II Inc., a Delaware corporation and an indirect wholly owned subsidiary of SoundHound (“Merger Sub II”) entered into an Amended and Restated Merger Agreement (the “Amended and Restated Merger Agreement”), which amends and restates in its entirety the Original Merger Agreement. Pursuant to the Amended and Restated Merger Agreement, on the terms and subject to the conditions set forth in the Amended and Restated Merger Agreement, Merger Sub I will merge with and into LivePerson (the “First Merger”), with LivePerson surviving the First Merger as an indirect wholly owned subsidiary of SoundHound and, immediately following the First Merger, Merger Sub II will merge with and into LivePerson (the “Second Merger”, and, together with the First Merger, the “Mergers”), with LivePerson surviving the Second Merger as an indirect wholly owned subsidiary of SoundHound.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All capitalized terms used in this summary of the Amended and Restated Merger Agreement that are not otherwise defined herein have the meanings ascribed to such terms in the Amended and Restated Merger Agreement.

Subject to the terms and conditions of the Amended and Restated Merger Agreement, at the date and time the First Merger becomes effective (the “First Effective Time”), each share of LivePerson Common Stock issued and outstanding immediately prior to the First Effective Time (other than certain excluded shares, including TASE Shares) will be automatically converted into the right to receive a number of shares of SoundHound common stock equal to (a) the Closing Merger Consideration (as defined below), divided by (b) the total number of shares of LivePerson Common Stock that are issued and outstanding, or that are issuable upon the conversion, exercise or settlement in full of any rights to acquire LivePerson Common Stock, as of immediately prior to the First Effective Time (such number of shares, the “Fully Diluted Common Number”, and the result of the calculation set forth in the foregoing clauses (a) and (b), the “Per Share Merger Consideration”). It is intended that the Mergers be treated as transactions in which gain or loss is recognized for U.S. federal income tax purposes.

The aggregate amount of consideration payable by SoundHound to holders of LivePerson’s common stock (other than certain excluded shares, including TASE Shares) in connection with the First Merger pursuant to the terms of the Amended and Restated Merger Agreement will be a number of shares of SoundHound Common Stock equal to the quotient of (a) the Aggregate Consideration Amount (as defined below), divided by (b) the SoundHound Closing Stock Price (the “Closing Merger Consideration”).

Consistent with the Original Merger Agreement, the “Aggregate Consideration Amount” refers to an amount equal to (a) $42,784,532.64, minus (b) the LivePerson Shortfall Cash (as defined below), plus (c) the aggregate dollar amount of the exercise prices of each option to purchase shares of LivePerson Common Stock (a “LivePerson Option”) with a per-share exercise price less than the product of the Per Share Merger Consideration multiplied by the SoundHound Closing Stock Price ((each such option, an “In-The-Money Option”) (other than options assumed by SoundHound and converted into an option to acquire shares of SoundHound Common Stock (the “Assumed Options”), in accordance with the terms of the Amended and Restated Merger Agreement)). Consistent with the Original Merger Agreement, “LivePerson Shortfall Cash” refers to an amount equal to (x) $74,000,000, minus (y) the aggregate principal amount of the 0% Convertible Senior Notes due 2026 (the “2026 Notes”) repurchased by LivePerson between April 1, 2026 and the closing of the Mergers (the “Closing”) (the figure resulting from clause (x) minus clause (y), the “LivePerson Minimum Cash”), minus (z) the cash and cash equivalents on LivePerson’s balance sheet as of 12:01 a.m. Pacific Time on the date on which the Closing occurs (the “Closing Date”) (net of certain LivePerson transaction expenses as of the Closing) (the foregoing clause (z), the “LivePerson Cash Balance”); provided that, if a negative number results from such calculation, “LivePerson Shortfall Cash” will be $0. Consistent with the Original Merger Agreement, the “SoundHound Closing Stock Price” refers to the price per share of SoundHound Common Stock derived from the average of the daily volume weighted average prices of a share of SoundHound Common Stock on the Nasdaq on each of the ten (10) consecutive trading days ending on (and including) the trading day that is three (3) trading days prior to the Closing Date, rounded down to the nearest penny, as reported by Bloomberg (the “SoundHound Closing VWAP Stock Price”); provided that, in the event such price per share (I) exceeds $12.00 per share, “SoundHound Closing Stock Price” will be $12.00 per share or (II) falls below $7.00 per share, “SoundHound Closing Stock Price” will be $7.00 per share.

Subject to the terms and conditions of the Amended and Restated Merger Agreement, at the time that the Second Merger becomes effective (the “Second Effective Time”), each TASE Share and issued and outstanding immediately prior to the Second Effective Time (other than any Dissenting Shares (as defined below)) will be automatically converted into the right to receive an amount in cash equal to (a) the Closing TASE Cash Merger Consideration (as defined below), divided by (b) the total number of TASE Shares that are issued and outstanding as of immediately prior to the Second Effective Time (such number of shares, the “Fully Diluted TASE Common Number”, and the result of the calculation set forth in the foregoing clauses (a) and (b), the “Per Share Cash Merger Consideration”).

The aggregate amount of cash consideration payable by SoundHound to holders of TASE Shares (other than Dissenting Shares) in connection with the Second Merger pursuant to the terms of the Amended and Restated Merger Agreement will be an amount in cash equal to (a) the Closing Merger Consideration, multiplied by (b) the SoundHound Closing VWAP Stock Price, multiplied by (c) a fraction, the numerator of which is the Fully Diluted TASE Common Number, and the denominator of which is the Fully Diluted Common Number (the “Closing TASE Cash Merger Consideration”); provided that, in the event such amount exceeds $7,500,000, “Closing TASE Cash Merger Consideration” will be $7,500,000.

Any TASE Shares that are issued and outstanding immediately prior to the Second Effective Time and held by a holder or beneficial owner who did not vote in favor of the adoption of the Amended and Restated Merger Agreement and properly demanded appraisal of such TASE Shares (“Dissenting Shares”) in accordance with Section 262 of the DGCL will not be converted into the right to receive the Per Share Cash Merger Consideration and will instead, at the Second Effective Time, be converted into the right to receive payment of the fair value of such Dissenting Shares in accordance with the terms of the Amended and Restated Merger Agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Consistent with the Original Merger Agreement, under the terms of the Amended and Restated Merger Agreement, completion of the Mergers is subject to customary closing conditions, including, among others (a) the adoption of the Amended and Restated Merger Agreement by the stockholders of LivePerson; (b) the absence of any law, order or other legal impediment prohibiting the consummation of the Mergers; (c) the receipt of approvals under certain applicable foreign direct investment laws; (d) the approval for listing the shares of SoundHound Common Stock issuable to the stockholders of LivePerson pursuant to the Amended and Restated Merger Agreement on the Nasdaq; (e) the effectiveness of SoundHound’s registration statement on Form S-4; (f) the accuracy of the parties’ respective representations and warranties in the Amended and Restated Merger Agreement, subject to specified materiality qualifications; (g) the performance or compliance by SoundHound and LivePerson with the covenants in the Amended and Restated Merger Agreement in all material respects; (h) the absence of a material adverse effect on LivePerson (as defined in the Amended and Restated Merger Agreement); and (i) the consummation of the Notes Restructuring Transactions (as defined below).

Consistent with the Original Merger Agreement, the Amended and Restated Merger Agreement contains customary representations, warranties and covenants made by each of SoundHound, Merger Sub I, Merger Sub II and LivePerson, including, among others, covenants by LivePerson regarding the conduct of its business during the pendency of the transactions contemplated by the Amended and Restated Merger Agreement, public disclosures and other matters. LivePerson is required, among other things, not to solicit alternative business combination transactions and, subject to certain exceptions, not to engage in discussions or negotiations regarding an alternative business combination transaction.

Consistent with the Original Merger Agreement, both SoundHound and LivePerson may terminate the Amended and Restated Merger Agreement under specified circumstances, including (a) if the Mergers are not completed by October 21, 2026 (which date may be extended to December 5, 2026 if certain regulatory approvals have not been obtained); (b) if LivePerson fails to obtain stockholder approval; (c) if LivePerson’s board of directors makes an adverse recommendation change with respect to the Mergers or commits a material breach of its non-solicitation obligations; (d) if LivePerson’s board of directors terminates to accept a superior acquisition proposal; or (e) if the Notes Restructuring Transactions are terminated for any reason. Consistent with the Original Merger Agreement, the Amended and Restated Merger Agreement further provides that LivePerson is required to pay SoundHound a termination fee of $5,000,000, plus SoundHound’s transaction expenses, if the Amended and Restated Merger Agreement is terminated under certain specified circumstances, including if LivePerson’s board of directors changes or withdraws its recommendation of the Mergers, terminates the Amended and Restated Merger Agreement to enter into an agreement with respect to a superior acquisition proposal or if the Notes Restructuring Transactions terminate for any reason or otherwise fail to consummate by the Outside Date (as defined in the Amended and Restated Merger Agreement), except where such termination or failure to consummate primarily resulted from SoundHound’s material breach of the Notes Restructuring Agreement; provided that where a termination fee is payable in connection with the failure to consummate, or termination of, the Notes Restructuring Transactions, the obligation to reimburse SoundHound’s transaction expenses will be capped at $3,750,000.

The Amended and Restated Merger Agreement and the consummation of the transactions contemplated thereby, including the Mergers have been unanimously approved by LivePerson’s board of directors, and LivePerson’s board of directors has resolved to recommend to the stockholders of LivePerson to adopt the Amended and Restated Merger Agreement, subject to its terms and conditions.

The Notes Restructuring Agreement

On April 21, 2026, concurrently with the execution and delivery of the Original Merger Agreement, SoundHound entered into a Notes Restructuring Agreement (the “Notes Restructuring Agreement”) with LivePerson and each of the holders of the First Lien Convertible Senior Notes due 2029 (“2029 Notes”) and the Second Lien Senior Subordinated Secured Notes due 2029 (the “Second Lien Notes,” and together with the 2029 Notes, the “Secured Notes,” and together with the 2026 Notes and the 2029 Notes, the “Notes”), pursuant to which and on the terms and subject to the conditions thereof, among other things, the holders of the Secured Notes have agreed to release and deem satisfied the Secured Notes for the consideration contemplated thereby (the transactions contemplated by the Notes Restructuring Agreement, “Notes Restructuring Transactions”).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Notes Restructuring Agreement provides SoundHound the option to elect, at any time before the close of business two business days prior to the Closing Date, to substitute an amount of cash in lieu of all or a portion of the stock consideration paid to the holders of Secured Notes, provided that (a) each holder of Secured Notes receives the same proportion of its consideration in cash and shares of SoundHound Common Stock; (b) regardless of the SoundHound Closing Stock Price, the proportion of consideration satisfied in cash shall be calculated assuming the stock consideration is worth the First Lien Holder Aggregate Consideration Amount and the Second Lien Holder Aggregate Consideration Amount, respectively and (c) in the event SoundHound Closing Stock Price is greater than $12.00 per share, SoundHound shall not be entitled to substitute cash for more than 50% of the stock consideration.

Under the terms of the Notes Restructuring Agreement, completion of the Notes Restructuring Transactions is subject to customary closing conditions, including (a) the absence of any order or other legal impediment prohibiting the consummation of the Notes Restructuring Transactions; (b) the closing conditions under the Amended and Restated Merger Agreement being satisfied or waived (other than the consummation of the Notes Restructuring Transactions); (c) the requisite securities law filings having been made; (d) the approval for listing the shares of SoundHound Common Stock issuable to the holder of the Secured Notes pursuant to the Notes Restructuring Agreement on the Nasdaq; (e) the accuracy of the parties’ respective representations and warranties in the Notes Restructuring Agreement, subject to specified materiality qualifications; (f) the performance or compliance by SoundHound, LivePerson and the holders of Secured Notes with the covenants in the Notes Restructuring Agreement in all material respects; (g) the delivery of all required payments under the Notes Restructuring Agreement; (h) the entry into a registration rights agreement in respect of the shares of SoundHound Common Stock issuable to the holders of the Secured Notes; and (i) the substantially contemporaneous consummation of the Notes Restructuring Transactions by the holders of the 2029 Notes and the holders of the Second Lien Notes.

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

The Notes Restructuring Agreement automatically terminates upon any termination of the Amended and Restated Merger Agreement in accordance with its terms. Additionally, each of the parties may terminate the Notes Restructuring Agreement under specified circumstances, including if the Notes Restructuring Transactions are not completed on or prior to the fifth business day following the Outside Date (as defined in the Amended and Restated Merger Agreement). The holders of the 2029 Notes are entitled to terminate the Notes Restructuring Agreement upon (a) any failure by LivePerson to pay amounts due under the indenture or other agreements governing the 2029 Notes or (b) a breach of certain provisions of the indenture governing the 2029 Notes, in each case, subject to cure rights of LivePerson and SoundHound.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The condensed consolidated financial statements and the financial data and other information disclosed in the notes to the condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet as of December 31, 2025 has been derived from audited consolidated financial statements at that date.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s condensed consolidated financial statements.

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and six months ended June 30, 2026.

Prepaid expenses and other current assets

The following table presents the detail of prepaid expenses and other current assets as of the dates presented:

	June 30, 2026	December 31, 2025

	(In thousands)
Prepaid software maintenance	$9,549	$8,788
VAT receivable	2,049	3,279
Other prepaid expenses	1,567	1,550
Other current assets	2,613	1,483
Total prepaid expenses and other current assets	$15,778	$15,100

Leases

The Company has non-cancelable operating leases for its corporate offices and other service agreements. As of June 30, 2026, the Company’s lease assets and liabilities were not material, with a remaining lease term of less than one year, with an option to extend. The Company uses the non-cancelable lease term when recognizing the right-of-use (“ROU”) assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised. The Company’s operating lease costs were $2.1 million and $2.5 million for the three months ended June 30, 2026 and 2025, respectively. The Company’s operating lease costs were $4.0 million and $4.9 million for the six months ended June 30, 2026 and 2025, respectively. The weighted average discount rate for leases was 7% for the three and six months ended June 30, 2026 and 2025. Future minimum lease payments under the one remaining non-cancelable lease are not material for the next twelve months.

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

Note 2. Revenue Recognition

The Company’s revenue is generated from hosted service revenues, including platform access, usage and related professional services. Revenues are recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. No single customer accounted for 10% or more of total revenue for the three and six months ended June 30, 2026 and 2025.

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

The following table presents the Company’s revenues disaggregated by revenue source:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Hosted services	$45,640	$50,321	$94,996	$105,455
Professional services	6,856	9,279	14,456	18,845
Total revenue	$52,496	$59,600	$109,452	$124,300

Remaining Performance Obligation

As of June 30, 2026, the aggregate amount of the total transaction price allocated to remaining performance obligations was $147.3 million. Approximately 96% of the Company’s remaining performance obligations are expected to be recognized during the next 24 months, with the balance recognized thereafter. The disclosed amount represents contracted revenue that has not yet been recognized and does not include contract amounts that are cancelable by the customer, amounts associated with optional renewal periods, and amounts related to performance obligations that are billed and recognized as performed.

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

Revenue by Geographic Location

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s revenues attributable to operations by region for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Americas (1)	$26,404	$38,136	$56,374	$79,688
EMEA (2)	16,773	12,466	34,266	26,652
APAC (3)	9,319	8,998	18,812	17,960
Total revenue	$52,496	$59,600	$109,452	$124,300
——————————————
(1)United States, Canada, Latin America and South America (“Americas”)
(2)Europe, the Middle East and Africa (“EMEA”)
(3)Asia-Pacific (“APAC”)

Information about Contract Balances

The Company defers all incremental commission costs incurred to obtain the contract. These contract acquisition costs, which are comprised of sales commissions, have balances at June 30, 2026 and December 31, 2025 of $18.2 million and $24.0 million, respectively. The Company amortizes these costs over the related period of benefit using the customer expected life that the Company determined to be four years, which is consistent with the transfer to the customer of the services to which the asset relates. The Company classifies contract acquisition costs as long-term.

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

The Company recognized revenue of $15.9 million and $42.9 million for the three and six months ended June 30, 2026, respectively, and $13.5 million and $39.8 million for the three and six months ended June 30, 2025, respectively, which was included in the corresponding deferred revenue balance at the beginning of the year.

The Company’s long-term deferred revenues are included in Other liabilities on the condensed consolidated balance sheets. The opening and closing balances of the Company’s contract acquisition costs, net, and deferred revenues are as follows:

	Contract Acquisition Costs, Net (Non-current)	Deferred Revenue (Current)	Deferred Revenue (Non-current)

	(In thousands)
Balance as of December 31, 2024	$33,559	$57,980	$323
Decrease, net	(9,608)	(3,685)	(233)
Balance as of December 31, 2025	$23,951	$54,295	$90
Decrease, net	(5,792)	(8,086)	(66)
Balance as of June 30, 2026	$18,159	$46,209	$24

The changes in deferred revenue during both periods presented were primarily driven by changes in customer renewal patterns and contract structures, including the timing of renewals and shifts in service commitments. Amortization expense in connection with contract acquisition cost included in sales and marketing expense in the condensed consolidated statements of operations was $4.1 million and $8.2 million for the three and six months ended June 30, 2026, respectively, and $3.8 million and $8.1 million for the three and six months ended June 30, 2025, respectively.

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

	June 30, 2026	December 31, 2025

	(In thousands)
Balance, beginning of year	$4,451	$8,627
Charges to costs and expenses	2,121	866
Deductions/write-offs	(542)	(5,042)
Balance, end of period	$6,030	$4,451

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For diluted net loss per share, the numerator is decreased to reverse the gain on troubled debt restructuring associated with the repurchase of a portion of the 2026 Notes and the denominator is increased to include the number of the shares issuable upon the conversion of the 2026 Notes. For purposes of the calculations below, stock options, restricted stock units, and the 2026 Notes are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share when including them has an anti-dilutive effect.

The share-settled warrants and cash-settled warrants are not participating securities. The share-settled warrants are excluded from the calculation of diluted EPS for the three and six months ended June 30, 2026, and the three months ended June 30, 2025, as their effect would have been anti-dilutive because the exercise prices were greater than the average market price of the common shares for those periods. The cash-settled warrants are not included in the calculation of diluted EPS due to the cash-settlement requirement.

The Company uses the treasury stock method for stock options, restricted stock units, and share-settled warrants, and uses the if-converted method for convertible debt. See Note 8 – Senior Notes, Capped Call Transactions and Warrants for additional information about the 2026 Notes, 2029 Notes, and Second Lien Notes.

The following table presents shares used in calculating basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands, except share and per share amounts)
Numerator:
Net loss available to stockholders for basic net loss per share	$(72,557)	$(15,710)	$(81,384)	$(29,843)
Gain on troubled debt restructuring	(2,176)	—	(2,156)	—
Gain on change in fair value of warrants	—	—	—	(5,825)
Net loss available to stockholders for diluted net loss per share	$(74,733)	$(15,710)	$(83,540)	$(35,668)

Denominator:
Weighted average number of shares outstanding used to compute basic net loss per share	12,217,384	6,276,556	12,139,509	6,191,117
Conversion option of the 2026 Notes	13,570	—	15,702	—
Impact of potential exercise of warrants	—	—	—	163,320
Weighted average number of shares outstanding used to compute diluted net loss per share	12,230,954	6,276,556	12,155,211	6,354,437

Net loss per share:
Basic	$(5.94)	$(2.50)	$(6.70)	$(4.82)
Diluted	$(6.11)	$(2.50)	$(6.87)	$(5.61)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The securities listed below were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2026 and 2025 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares subject to outstanding common stock options and employee stock purchase plan	174,604	167,382	174,604	167,382
Restricted stock units	654,529	767,160	654,529	767,160
Share-settled warrants	1,034,220	687,588	1,034,220	—
2026 Notes	—	320,106	—	320,106
Total	1,863,353	1,942,236	1,863,353	1,254,648

Note 4. Segment Information

The Company accounts for its segment information in accordance with the provisions of Accounting Standards Codification (“ASC”) 280-10, Segment Reporting. ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, evaluates performance, makes operating decisions, and allocates resources based on the financial information presented on a consolidated basis using net loss. Expenses are reviewed by the nature of the cost (Cost of revenue, Sales and marketing, General and administrative and Product development), consistent with the Company’s presentation on its condensed consolidated statements of operations. There are no segment managers who are held accountable by the CODM, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, management has determined that the Company operates as one operating and reportable segment. The Company identifies net loss as its required measure of segment operating profit or loss. Significant expenses within loss from operations, as well as within net loss are separately presented on the Company’s condensed consolidated statements of operations. Other segment items within net loss include Interest expense, Interest income, Gain on troubled debt restructuring, Other income (expense), net, and Provision for income taxes.

Geographic Information

The following table presents the Company’s long-lived assets by geographic region as of the dates set forth below:

	June 30,	December 31,
	2026	2025

	(In thousands)
United States	$211,908	$266,695
Germany	19,879	26,147
Australia	9,420	9,721
Netherlands	4,253	4,678
Other (1)	8,724	10,308
Total long-lived assets	$254,184	$317,549
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

During the second quarter of 2026, the Company performed its quarterly triggering event assessment and concluded that several triggering events were present, including the execution of the Original Merger Agreement and Notes Restructuring Agreement in April 2026, and a decline in both LivePerson Common Stock and SoundHound Common Stock prices. As a result, the Company performed an interim impairment test as of June 30, 2026 using the quantitative “Step 1” assessment. The Company determined the fair value of its reporting unit on a total invested capital basis, consisting of (i) the potential settlement value of the outstanding 2026 Notes, (ii) the market capitalization of LivePerson common stock, which has an implied discount from the Original Merger Agreement purchase price (subject to the $7.00 - $12.00 per share collar), and (iii) the fair value of LivePerson’s outstanding debt based on the purchase price in the Original Merger Agreement (subject to the collar), adjusted based on the closing price of the SoundHound Common Stock as of June 30, 2026. The Company concluded this approach represents the most reliable indication of fair value for its single reporting unit, given the existence of the Original Merger Agreement negotiated with an unaffiliated third party. This approach differs from the income and market approaches used to estimate the fair value of the Company’s reporting unit in its annual impairment test as of October 1, 2025 and interim test on December 31, 2025, which required significant judgment regarding forecasted future revenues, EBITDA, discount rates, and selected marketplace multiples of comparable public companies. The Company determined that the approach used as of June 30, 2026 results in a measurement that is more representative of fair value than its prior income and market approaches, given the availability of more direct market evidence following execution of the Original Merger Agreement and Notes Restructuring Agreement. This change reflects the evidence available as of the current measurement date and does not represent a change in the Company’s goodwill impairment testing methodology. The estimated fair value of the reporting unit is a Level 3 measure in the fair value hierarchy. As a result of this impairment test, the Company recorded a non-cash impairment charge of $51.8 million in the condensed consolidated statements of operations during the three months ended June 30, 2026, to recognize the impairment of goodwill in the Company’s one reporting unit.

As of June 30, 2026, after giving effect to this impairment charge, the estimated fair value of the reporting unit approximated its carrying value, resulting in little to no excess of fair value over carrying value. Accordingly, the Company’s remaining goodwill is at further risk of impairment in future periods, if the Mergers do not close timely. Because the fair value determination is based substantially on the quoted market prices of SoundHound Common Stock and LivePerson Common Stock and the consideration mechanics of the Original Merger Agreement and Notes Restructuring Agreement, a future decline in either company’s stock price, any adverse amendment to, or termination of, the Original Merger Agreement or Notes Restructuring Agreement, or an increase in the carrying value of the reporting unit’s net assets, could result in additional goodwill impairment charges in future periods, which could be material to the Company’s condensed consolidated financial statements.

There were no impairments of goodwill during the three and six months ended June 30, 2025.

If, in future periods, the financial performance of the reporting unit does not meet expectations, or a prolonged decline occurs in the marketplace of our common stock, it may cause a material change in the results of the impairment assessment and result in future impairment to goodwill.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the carrying amount of goodwill for the six months ended June 30, 2026 are as follows:

Goodwill, net

(In thousands)
Balance as of December 31, 2025 (1)	$184,902
Goodwill impairment	(51,826)
Foreign exchange adjustment	(690)
Balance as of June 30, 2026 (1)	$132,386

(1) As of June 30, 2026 and December 31, 2025, the accumulated impairment balances were $165.8 million and $114.0 million, respectively.

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

The changes in the carrying amount of intangible assets are as follows:

	June 30,	December 31,
	2026	2025

	(In thousands)
Patents:
Gross carrying amount	$16,986	$16,639
Accumulated amortization	(3,565)	(3,230)
Net carrying amount	$13,421	$13,409
Weighted average amortization period	10.6 years	11.0 years
Amortization expense is recognized over the estimated useful life of the asset. Aggregate amortization expense for intangible assets, net was $0.2 million and $0.4 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively. There were no impairments of intangible assets during the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026, estimated annual amortization expense for the next five years and thereafter is as follows:

Estimated Amortization Expense
(In thousands)
Remainder of 2026	$327
2027	629
2028	622
2029	605
2030	584
Thereafter	10,654
Total	$13,421

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

	Useful life	June 30, 2026	December 31, 2025

	(In years)	(In thousands)
Computer equipment and software	3 to 5	$134,010	$133,858
Internal-use software development costs	5	192,325	187,470
Furniture, equipment and building improvements	The lesser of 5 or estimated useful life	330	333
Property and equipment, at cost		326,665	321,661
Less: accumulated depreciation and amortization		(241,294)	(231,272)
Property and equipment, net		$85,371	$90,389
Depreciation and amortization expense of property and equipment was $5.0 million and $10.0 million during the three and six months ended June 30, 2026, respectively, and $5.6 million and $11.2 million during the three and six months ended June 30, 2025, respectively. There were no impairments of property and equipment during the three and six months ended June 30, 2026 and 2025.

Expenditures for routine maintenance and repairs are charged to operating expense as incurred. Major renewals and improvements are capitalized and depreciated over their estimated useful lives. The following table presents total depreciation and amortization expense included in the condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Cost of revenue	$1,061	$1,378	$2,135	$2,917
Sales and marketing	451	672	881	1,267
General and administrative	220	206	572	515
Product development	3,452	3,502	6,708	6,877
Total depreciation and amortization expense	$5,184	$5,758	$10,296	$11,576

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities as of the dates presented:

	June 30, 2026	December 31, 2025

	(In thousands)
Professional services and consulting and other vendor fees	$31,851	$17,404
Payroll and other employee-related costs	6,541	7,735
Warrants liability (Note 9)	—	2,999
Accrued interest	1,089	1,122
Restructuring (Note 12)	170	1,387
Sales commissions	1,398	1,787
Uncertain tax provisions	4,993	4,993
Other	1,085	1,273
Total accrued expenses and other current liabilities	$47,127	$38,700

Note 8. Senior Notes, Capped Call Transactions and Warrants

Convertible Senior Notes due 2026 and Capped Calls

In December 2020, the Company issued $517.5 million aggregate principal amount of its 2026 Notes in a private placement, of which $15.0 million aggregate principal amount was outstanding as of June 30, 2026. The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the offering of the 2026 Notes, after deducting debt issuance costs, was approximately $505.3 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

During the three and six months ended June 30, 2026, the conditions allowing holders of the 2026 Notes to convert were not met.

In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions with certain counterparties (the “2026 capped calls”). The 2026 capped calls each have a strike price of $1,128.39 per share, subject to certain adjustments, which corresponds to the conversion price of the 2026 Notes. The 2026 capped calls have cap prices of $1,583.70 per share, subject to certain adjustment events. The 2026 capped calls cover, subject to anti-dilution adjustments, approximately 3 thousand shares of common stock. The 2026 capped calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the 2026 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The 2026 capped calls expire on December 15, 2026, subject to earlier exercise. The 2026 capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the 2026 capped calls are subject to certain specified additional disruption events that may give rise to a termination of the 2026 capped calls, including changes in law, failure to deliver, and hedging disruptions. The 2026 capped calls are recorded in stockholders’ deficit and are not accounted for as derivatives. The net cost of $46.1 million incurred to purchase the 2026 capped calls was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheets.

June 2024 Debt Exchange

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

June 2024 Debt Repurchase

On June 13, 2024, the Company repurchased $10.3 million principal amount of the 2026 Notes for $4.9 million in cash, and a corresponding portion of the 2026 capped calls were terminated following the repurchase as required by their terms for no consideration.

September 2025 Debt Exchange

On September 12, 2025 (the “Exchange Closing Date”), the Company consummated an exchange of the $341.1 million in aggregate principal amount of 2026 Notes held by certain former holders of the Company’s outstanding 2026 Notes (the “Noteholders”) for (i) an aggregate payment of $45.0 million in cash, (ii) $115.0 million in aggregate principal amount of the Company’s 10.0% Second Lien Senior Subordinated Secured Notes due 2029 (the “Second Lien Notes”), (iii) 3,555,596 shares of common stock and (iv) 26,551 shares of Series B Fixed Rate Convertible Perpetual Preferred Stock, par value $0.001 (the “Series B Preferred Stock”). On September 25, 2025, the Company issued an additional 143,192 shares of common stock to certain of the Noteholders, which shares were issued on a deferred basis due to a beneficial ownership limitation preventing such Noteholders from owning in excess of 9.90% of the outstanding common stock of the Company. In addition, a corresponding portion of the 2026 capped calls were terminated following the exchange as required by their terms for no consideration. This September 2025 Debt Exchange was accounted for as a Troubled Debt Restructuring (“TDR”) in accordance with ASC 470-60, Troubled Debt Restructuring by Debtors (“ASC 470-60”). The Company recognized a TDR gain of $27.7 million, which was presented as Gain on troubled debt restructuring in the consolidated statements of operations for the year ended December 31, 2025.

On the Exchange Closing Date, the principal amount of the exchanged 2026 Notes was $341.1 million with a discount of $1.7 million for a net carrying value of $339.4 million. The Company recognized the Second Lien Notes at a carrying value

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

April 2026 Debt Repurchase

On April 7, 2026, the Company repurchased $5.2 million principal amount of the 2026 Notes for $3.0 million in cash. A corresponding portion of the 2026 capped calls were terminated following the repurchase as required by their terms for no consideration. This April 2026 debt repurchase was accounted for as a TDR in accordance with ASC 470-60. The Company recognized a TDR gain of $2.2 million, which was presented as Gain on troubled debt restructuring in the consolidated statements of operations for the three and six months ended June 30, 2026.

The outstanding 2026 Notes, due December 15, 2026, are classified as current portion of senior notes in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. The aggregate principal amount of the outstanding 2026 Notes was $15.0 million and the carrying amount of the outstanding 2026 Notes was $14.9 million as of June 30, 2026. The remaining term over which the outstanding 2026 Notes’ debt issuance costs will be amortized is 0.4 years at an effective interest rate of 0.40%.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The 2029 Notes are guaranteed on a senior basis by certain of the Company’s direct and indirect domestic and foreign subsidiaries and secured by first priority security interests in substantially all of the assets of the Company and such subsidiary guarantors, subject to customary exceptions. The indenture governing the 2029 Notes contains affirmative and negative covenants and events of default customary for senior secured notes issued in connection with similar transactions. The negative covenants include limitations on asset sales, the incurrence of debt, preferred stock and liens, fundamental changes, investments, dividends and other payment restrictions affecting subsidiaries, restricted payments and transactions with affiliates. Among other things, these covenants generally prohibit the payment of cash dividends on the Company’s common stock. The Make-Whole Amount will be payable in the event of an acceleration of the 2029 Notes or repurchase triggered by certain asset sales. The indenture governing the 2029 Notes permits the Company and its subsidiaries to incur, subject to certain requirements, up to $150.0 million of debt that is junior in lien priority and subordinated in right of payment to the 2029 Notes. The indenture governing the 2029 Notes also includes a financial covenant that requires the Company at all times to maintain a minimum cash balance of $60.0 million (excluding proceeds of the 2029 Notes). Upon request of the investor, the indenture governing the 2029 Notes requires the Company to enter into a registration rights agreement with respect to the 2029 Notes containing customary terms including demand, shelf and piggyback registration rights. The Company was in compliance with its financial covenants as of June 30, 2026.

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

Holders of the 2029 Notes may convert their 2029 Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2029 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2029 Notes on each applicable trading day as determined by the Company; (2) during the five business day period after any five consecutive trading day period (the “2029 Notes measurement period”) in which the “trading price” (as defined in the indenture governing the 2029 Notes) per $1,000 principal amount of 2029 Notes for each trading day of the 2029 Notes measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the product of (x) the quotient of (i) the “conversion amount” (as defined in the Indenture) in respect of $1,000 principal amount of the 2029 Notes on such trading day divided by (ii) 1,000 times (y) the conversion rate for the 2029 Notes on each such trading day; (3) with respect to any 2029 Notes that the Company calls for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; (4) upon the occurrence of specified corporate events; or (5) during the period from August 17, 2026 through September 14, 2026, if the aggregate principal amount of 2026 Notes exceeds $60.0 million on August 16, 2026. On or after February 15,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2029, holders may convert all or any portion of their 2029 Notes at any time prior to the close of business on June 13, 2029, regardless of the foregoing circumstances. The 2029 Notes include certain embedded features requiring bifurcation, which did not have material values as of June 30, 2026 due to management’s estimates of the likelihood of triggering events, but that may have value in the future should those estimates change, with any change in fair value recorded in the Company’s condensed consolidated statements of operations.

The 2029 Notes (including all accrued and unpaid interest) are convertible at the option of the holders at certain times into cash based on a daily conversion value calculated on a proportionate basis for each trading day in a 50 trading day observation period, corresponding to 0.8862 shares of the Company’s common stock per $1,000 principal amount of 2029 Notes. The Company is not required to deliver its common stock upon conversion under any circumstances. The conversion rate for the 2029 Notes is subject to adjustment if certain events occur and contains customary anti-dilution protections. During the three months ended June 30, 2026, the conditions allowing holders of the 2029 Notes to convert were not met.

The 2029 Notes, including the Delayed Draw Notes, are accounted for as a single liability, and the combined carrying amount is $201.7 million as of June 30, 2026, consisting of principal of $229.7 million, net of unamortized issuance costs of $5.3 million and debt discount of $22.6 million. The 2029 Notes were classified as long-term liabilities in the condensed consolidated balance sheets as of June 30, 2026. The remaining term over which the 2029 Notes’ debt issuance costs will be amortized is 3.0 years at an effective interest rate of 19.13% for the 2029 Notes (not including the Delayed Draw Notes) and 13.28% for the Delayed Draw Notes as of June 30, 2026. The 2029 Notes (not including the Delayed Draw Notes) and the Delayed Draw Notes had an effective interest rate of 19.13% and 13.28%, respectively, as of December 31, 2025.

Unamortized debt issuance costs incurred in connection with securing the Company’s financing arrangements are presented in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. All deferred financing costs are amortized to interest expense. The net carrying amount of the liability component of the Notes as of June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026				December 31, 2025
	2026 Notes	2029 Notes	Second Lien Notes (1)	Total	2026 Notes	2029 Notes	Second Lien Notes (1)	Total
	(In thousands)
Principal	$14,972	$229,641	$181,952	$426,565	$20,125	$221,877	$181,952	$423,954
Unamortized debt discount	—	(22,630)	—	(22,630)	—	(25,955)	—	(25,955)
Unamortized issuance costs	(26)	(5,344)	—	(5,370)	(73)	(6,142)	—	(6,215)
Total net carrying value	14,946	201,667	181,952	398,565	20,052	189,780	181,952	391,784
Less: Current portion of senior notes	(14,946)	—	—	(14,946)	(20,052)	—	—	(20,052)
Carrying value of long-term debt, net	$—	$201,667	$181,952	$383,619	$—	$189,780	$181,952	$371,732

(1) Represents $115.0 million of outstanding principal amount of Second Lien Notes, plus the maximum interest of $58.7 million as well as a redemption premium of $8.3 million.

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Contractual interest expense	$6,345	$5,949	$12,586	$11,617
Amortization of debt issuance costs	421	656	821	1,291
Amortization of debt discount	1,724	1,261	3,335	2,436
Total interest expense	$8,490	$7,866	$16,742	$15,344

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Warrants contain customary anti-dilution protections. The triggers for the anti-dilution adjustments include (a) subdivision, combination or reclassification of the outstanding shares of common stock into a greater or smaller number of shares, (b) certain below market issuances of common stock, (c) certain issuances of common stock at a price that is less than the strike price of the Warrant, (d) certain issuances of a dividend or distribution to all holders of common stock, (e) an above market tender offer or exchange offer by the Company for common stock. Pursuant to the anti-dilution terms of the Warrants, and giving effect to the settlement of Warrants with respect to a notional amount of 200,000 shares, the aggregate notional amount of the Warrants increased to 1,054,039 shares as of June 30, 2026.

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

The Warrants were classified as current liabilities under ASC 480, Distinguishing Liabilities from Equity, in the Company’s condensed consolidated balance sheets and recorded at fair value of $5.3 million at the issuance date with subsequent changes in fair value recorded in the Company’s condensed consolidated statements of operations. For the three and six months ended June 30, 2025, a loss of $3.0 million and gain of $5.8 million, respectively, for the change in fair value was recorded in Other income (expense), net, in the Company’s condensed consolidated statements of operations.

Due to the proposed Mergers, the Warrants had a fair value of zero, and the remaining balance was eliminated as of June 30, 2026, consistent with the terms of the Amended and Restated Merger Agreement, pursuant to which all outstanding Warrants will be cancelled for no consideration. For the three and six months ended June 30, 2026, a gain of $1.9 million and $3.0 million, respectively, for the change in fair value was recorded in Other income (expense), net, in the Company’s condensed consolidated statements of operations. Independent of the pending Mergers, the Company believes the Warrants would remain of nominal value. The Warrants’ exercise price is substantially above the Company’s current per-share equity value, and the Company’s significant outstanding secured debt ranks senior to common equity, limiting the residual value available to holders of the Company’s common stock, including the Warrants.

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

Financial Assets and Liabilities

The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2026 and December 31, 2025, are summarized as follows:

	June 30, 2026
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets
Cash equivalents - money market funds	$34,042	$—	$—	$34,042
Total assets	$34,042	$—	$—	$34,042

	December 31, 2025
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Cash equivalents - money market funds	$43,000	$—	$—	$43,000
Total assets	$43,000	$—	$—	$43,000
Liabilities:
Warrants liability	$—	$—	$2,999	$2,999
Total liabilities	$—	$—	$2,999	$2,999

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The estimated fair value of outstanding balances of the Notes as of the dates presented are as follows:

	Level of Hierarchy	Fair Value	Principal Balance	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Value

		(In thousands)
June 30, 2026
2026 Notes	2	$11,978	$14,972	$—	$(26)	$14,946
2029 Notes	3	$164,530	$229,641	$(22,630)	$(5,344)	$201,667
Second Lien 2029 Notes	3	$76,908	$181,952	$—	$—	$181,952
December 31, 2025
2026 Notes	2	$8,175	$20,125	$—	$(73)	$20,052
2029 Notes	3	$200,601	$221,877	$(25,955)	$(6,142)	$189,780
Second Lien 2029 Notes	3	$61,497	$181,952	$—	$—	$181,952

Management determined the fair value of the 2026 Notes by using Level 2 inputs based on observable market prices for the instrument and similar instruments.

Management determined the fair value of the 2029 Notes and Second Lien Notes using the expected transaction proceeds as the proxy for fair value. Management divided the outstanding principal amount by the product of the $7.00 floor multiplied by the SoundHound stock price as of June 30, 2026 to arrive at the fair value per $1,000 of principal amount.

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

Warrants

Upon issuance, the Company recorded the fair value of the Warrants using the Black-Scholes valuation model and is required to revalue these Warrants at each reporting date with any changes in fair value recorded on the Company’s condensed consolidated statements of operations. The valuation of the Warrants was classified as Level 3 within the fair value hierarchy and is influenced by the fair value of the underlying, or notional amount of, common stock of the Company.

As of June 30, 2026, the Company assessed the fair value of the Warrants as $0 due to the implications of the pending Mergers, and the probability of the Warrants being in the money being low as a result of debt obligations being senior to equity holders. According to the agreed-upon terms, upon completion of the Mergers, the Warrants will be cancelled for no consideration, and are therefore deemed to have zero value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Black-Scholes pricing model assumptions used to record the fair value of the Warrants as of June 30, 2025 is as follows:

June 30, 2025
Stock price	$1.01
Risk free rate	4.15%
Expected life (in years)	8.93
Expected volatility	79.00%

Refer to Note 8 – Senior Notes, Capped Call Transactions and Warrants for additional information.

The changes in fair value of the Level 3 Warrants as of the dates presented are as follows:

	June 30, 2026	December 31, 2025

	(In thousands)
Balance, beginning of year	$2,999	$17,498
Settlement of Warrants	—	(1,297)
Change in the fair value of Warrants	(2,999)	(13,202)
Balance, end of period	$—	$2,999
Note 10. Commitments and Contingencies

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company’s 401(k) policy is a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. The match is immediately vested. Salaries and related expenses include $0.3 million and $0.7 million of employer matching contributions for the three and six months ended June 30, 2026, respectively and $0.5 million and $1.2 million of employer matching contributions for the three and six months ended June 30, 2025, respectively.

Letters of Credit

As of June 30, 2026, the Company had letters of credit totaling $0.5 million outstanding as a security deposit for the due performance by the Company of the terms and conditions of a supply contract.

Contractual obligations

The Company’s purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company has purchase obligation agreements primarily relating to contracts with vendors in connection with Information Technology (“IT”) infrastructure services with remaining terms of one year or less. In September 2025, the Company entered into a new three-year contract for $76.4 million in purchase commitments over a three-year term. Total purchase commitments remaining as of June 30, 2026 including those under this contract are as follows: $13.2 million for the remainder of 2026, $25.1 million for 2027, and $25.0 million for 2028.

Indemnifications

The Company enters into service and license agreements in its ordinary course of business. Pursuant to some of these agreements, the Company agrees to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using the Company’s products.

The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2026 and December 31, 2025.

Note 11. Stockholders’ Deficit

Common Stock

As of June 30, 2026, there were 20,000,000 shares of common stock authorized, 12,520,490 shares issued, and 12,336,086 shares outstanding. The par value for the common stock is $0.001 per share.

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

Stock Incentive Plans

The Company’s 2019 Stock Incentive Plan became effective on April 11, 2019. The 2019 Stock Incentive Plan, as amended and restated, allows the Company’s employees and directors to participate in the Company’s future performance through grants of stock-based awards of stock options and RSUs at the discretion of the board of directors. The number of shares authorized for issuance under the 2019 Stock Incentive Plan as of June 30, 2026 was 3,487,182. Options to acquire common stock granted under the 2019 Stock Incentive Plan have ten-year terms. As of June 30, 2026, 52,949 shares of common stock remained available for issuance (taking into account all stock option exercises and other equity award settlements through June 30, 2026).

Employee Stock Purchase Plan

The number of shares authorized for issuance under the ESPP as of June 30, 2026 was 300,000 shares. As of June 30, 2026, there are no shares of common stock available for issuance under the ESPP (taking into account all share purchases through June 30, 2026).

Inducement Plan

There are 1,027,489 shares of common stock authorized and reserved for issuance under the Inducement Plan. As of June 30, 2026, 80,142 shares of common stock remained available for issuance under the Inducement Plan (taking into account all option exercises and other equity award settlements through June 30, 2026).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Option Activity

The following table is a summary of the Company’s stock option activity and weighted average exercise prices for the six months ended June 30, 2026:

	Stock Option Activity		Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
	Options (In thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2025	178	$184.30	5.92	$—
Cancelled or expired	(6)	321.40
Balance outstanding at June 30, 2026	172	179.83	5.59	—
Options vested and expected to vest	99	302.36	3.91	—
Options exercisable at June 30, 2026	79	$373.58	2.60	$—

The total fair value of stock options exercised during the six months ended June 30, 2026 and 2025 was immaterial. As of June 30, 2026, there was $0.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.2 years.

Restricted Stock Unit and Performance-Vesting Restricted Stock Unit Activity

The following table is a summary of the Company’s RSU and PRSU activity and weighted average grant date fair value for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value

	(In thousands)	(Per share)	(In thousands)
Balance outstanding at December 31, 2025	783	$15.45	$3,028
Awarded	44	3.76
Vested	(204)	18.32
Forfeited	(24)	21.50
Non-vested and outstanding at June 30, 2026	599	13.38	1,137
Expected to vest	523	$13.69	$994
RSUs granted to employees generally vest over a one to four-year period, or upon achievement of certain performance conditions. As of June 30, 2026, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs and PRSUs was $3.2 million and the weighted-average remaining vesting period was 0.9 years.

PRSUs granted are generally subject to both a service-based vesting condition and a performance-based vesting condition. PRSUs will vest upon the achievement of specified performance targets and subject to continued service through the applicable vesting dates. The associated compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. There were no PRSUs granted during the three and six months ended June 30, 2026 and 2025, respectively.

Total stock-based compensation costs included in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 are as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Cost of revenue	$55	$203	$136	$389
Sales and marketing	577	1,059	1,084	2,437
General and administrative	1,285	1,755	2,438	3,528
Product development	420	1,243	941	2,615
Total	$2,337	$4,260	$4,599	$8,969

Note 12. Restructuring

LivePerson has undertaken several restructuring initiatives to realign the Company’s cost structure with its current business model, a changing competitive environment and changes in the Company’s commercial performance. In September 2025, the Company initiated a new restructuring plan to reduce cash expenditures to align with the Company’s current commercial performance, resulting in a charge of $11.7 million for the year ended December 31, 2025. Restructuring charges and reversals are recorded in restructuring (reversals) costs, net, in the condensed consolidated statements of operations. The 2025 restructuring activities were substantially completed by December 31, 2025.
The following table presents the detail of the liability for the Company’s restructuring (reversals) costs, net, which is included within Accrued expenses and other current liabilities within the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(In thousands)
Balance, beginning of the year	$1,387	$3,028
Settlement of lease contracts	(472)	—
Severance and other associated (reversals) costs, net	(251)	11,667
Cash payments	(494)	(13,308)
Balance, end of period	$170	$1,387

The following table presents the detail of restructuring (reversals) costs, net for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Settlement of lease contracts	$(472)	$—	$(472)	$—
Severance and other associated (reversals) costs, net	(251)	561	(251)	1,866
Total restructuring (reversals) costs, net	$(723)	$561	$(723)	$1,866

Note 13. Legal Matters

Stockholder Litigation

In December 2023, a putative stockholder class action entitled Damri v. LivePerson, Inc., No. 1:23-cv-10517, was filed under the federal securities laws against the Company, its former Chief Executive Officer, and its Chief Financial Officer in the United States District Court for the Southern District of New York. The complaint alleges that the Company’s Form 10-Q filings and forecasts for the first, second, and third quarters of fiscal year 2022 were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, based on the Company’s later disclosures and report on Form 10-K on March 16, 2023. In May 2024, the plaintiff filed an amended complaint. The Company moved to dismiss the amended complaint in August 2024, and in March 2025, the court granted the Company’s motion and dismissed the action with prejudice. In April

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2025, the plaintiff appealed the decision to the United States Court of Appeals for the Second Circuit and in March 2026, the dismissal was affirmed but the case was remanded to the district court with leave for the plaintiff to try to replead his complaint. A second amended complaint was filed, and the Company renewed its motion to dismiss, which remains pending. A parallel litigation on behalf of stockholders who purchased their shares on the Tel Aviv Stock Exchange, entitled Weissbrod v. LivePerson, Inc., is pending in the Tel Aviv District Court in Israel, but has been stayed pending further developments in the Damri case.

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

In April 2026, Vector Capital VI, L.P. filed a lawsuit in the Court of Chancery of the State of Delaware against the members of the Company’s board of directors who voted in favor of the Company’s September 2025 Debt Exchange transaction. The action, entitled Vector Capital VI, L.P. v. Miller, C.A. No. 2026-0536, alleges that the September 2025 Debt Exchange constituted a breach of fiduciary duty by the board, was unfairly coercive, frustrated stockholder voting rights and improperly diluted the value of the Company’s common stock. The complaint seeks unspecified damages. The Company, on behalf of the directors, has moved to dismiss the complaint and briefing is ongoing.

In July 2026, two substantially similar lawsuits were filed in the Supreme Court of the State of New York against the Company and its board of directors challenging as alleged negligence and negligent misrepresentation supposedly inadequate disclosures in the proxy statement for the proposed Mergers. Among other things, the complaints allege that additional disclosure is needed about the work performed by the Company’s financial advisors, about potential conflicts of interest by those advisors, and about any potential conflicts of interest that Company insiders may have with respect to the proposed Mergers. Both lawsuits seek an injunction directing the Company to make additional disclosures.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025, and makes changes to the deductibility of certain business expenditures including interest expense, research and development expenditures, and property and equipment, and makes changes to elements of U.S. cross-border taxation. The Company implemented the changes enacted under OBBBA. OBBBA impacted the Company’s deferred tax assets as of July 4, 2025, the date of enactment, via the reversal of $32.0 million of deferred tax assets resulting from capitalized research expenses incurred through December 31, 2024. The reversal was reflected in the Company’s annual financial statements as of and for the year ended December 31, 2025.

For the three and six months ended June 30, 2026, the Company recorded a tax provision of $0.5 million and $0.8 million. This consisted of a tax provision on operating earnings of non-US subsidiaries, a tax expense on UK stock compensation windfall, and interest accrual on unrecognized tax benefits in Israel. For the three and six months ended June 30, 2025, the Company recorded a tax provision of $0.4 million and less than $0.1 million. This consisted of a tax provision on operating earnings of non-US subsidiaries, a tax benefit on an increase in tax receivables, and interest accrual on unrecognized tax benefits in Israel.

The Company had a valuation allowance on certain deferred tax assets for the year ended December 31, 2025 of $243.2 million. Inherent in the Company’s 2026 annual effective tax rate is an estimated increase in the valuation allowance of $12.4 million, all of which would be recorded as an expense. During 2025, an increase in the valuation allowance in the amount of $8.6 million was recorded as an expense.

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

Merger Agreement

On April 21, 2026, LivePerson, SoundHound AI, Inc. (“SoundHound”) and Lightspeed Merger Sub, Inc., an indirect wholly owned subsidiary of SoundHound (“Merger Sub I”) entered into a Merger Agreement (the “Original Merger Agreement”), which was amended and restated on July 2, 2026, by the Amended and Restated Merger Agreement (the “Amended and Restated Merger Agreement”), by and among LivePerson, SoundHound, Merger Sub I and Lightspeed Merger Sub II Inc., an indirect wholly owned subsidiary of SoundHound (“Merger Sub II”), under which, upon the terms and subject to the conditions set forth therein, Merger Sub I will be merged with and into LivePerson (the “First Merger”), with LivePerson surviving the First Merger as an indirect, wholly owned subsidiary of SoundHound and, immediately following the First Merger, Merger Sub II will be merged with and into LivePerson (the “Second Merger,” and together with the First Merger, the “Mergers”), with LivePerson surviving the Second Merger as an indirect, wholly owned subsidiary of SoundHound. See Note 1 – Description of Business and Basis of Presentation under Item 1 of this Quarterly Report on Form 10-Q for additional information about the Amended and Restated Merger Agreement.

Revenue Retention and Current Trends

We continue to observe slower than anticipated renewals and new business bookings, primarily driven by customer uncertainty regarding our financial stability as well as broader macroeconomic and industry factors extending enterprise buying cycles, including for high-value AI solutions. Because we recognize revenue from subscriptions over the term of the customer contract, declines in our business may not be immediately reflected in our operating results, but could negatively impact the Company’s revenue on a long-term basis.

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

Except as described below, there have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2026, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 16, 2026.

In connection with the interim goodwill impairment test performed as of June 30, 2026, we determined the fair value of our reporting unit using a direct, market-based approach, rather than the income and market approaches used in our annual test as of October 1, 2025 and interim test on December 31, 2025, which required significant judgment regarding forecasted future revenues, EBITDA, discount rates, and selected marketplace multiples of comparable public companies. The approach used as of June 30, 2026 estimates fair value on a total invested capital basis using (i) the potential settlement value of the outstanding 2026 Notes, (ii) the market capitalization of LivePerson common stock, which has an implied discount from the Original Merger Agreement purchase price (subject to the $7.00 - $12.00 per share collar), and (iii) the fair value of LivePerson’s outstanding debt based on the purchase price in the Original Merger Agreement (subject to the collar), adjusted based on the closing price of SoundHound’s Common Stock as of June 30, 2026, as described further in Note 5. We determined this approach to be the most reliable indicator of fair value given the existence of the Original Merger Agreement negotiated with an unaffiliated third party, which we believe provides more direct evidence of fair value than internally developed cash flow forecasts and selected market multiples. This change reflects the evidence available as of the current measurement date and does not represent a change in the Company’s goodwill impairment testing methodology. However, it reduces the degree of internally developed judgment involved in the estimate relative to our prior tests, while introducing dependency on factors outside our control, including the trading prices of LivePerson and SoundHound common stock, the timing and consummation of the Mergers, and the terms of the Original Merger Agreement and Notes Restructuring Agreement, including the $7.00–$12.00 per share collar. Because the fair value of our reporting unit as of June 30, 2026 approximated its carrying value after giving effect to the impairment charge described in Note 5, future declines in LivePerson’s or SoundHound’s stock price, adverse changes to or termination of the Amended and Restated Merger Agreement or Notes Restructuring Agreement, or increases in the carrying value of our reporting unit’s net assets could result in additional goodwill impairment charges, which could be material to our consolidated financial statements.

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

Comparison of the Three and Six Months Ended June 30, 2026 and June 30, 2025

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Revenue	$52,496	$59,600	$(7,104)	(12)%	$109,452	$124,300	$(14,848)	(12)%

Revenue decreased by 12% to $52.5 million and by 12% to $109.5 million for the three and six months ended June 30, 2026, respectively, from $59.6 million and $124.3 million for the comparable periods in 2025. This decrease in revenue is due to a decrease in hosted services of $4.7 million and $10.5 million primarily driven by customer cancellations and downsells and a decrease in professional services of $2.4 million and $4.4 million for the three and six months ended June 30, 2026, respectively.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Cost of revenue	$15,786	$18,038	$(2,252)	(12)%	$31,311	$36,256	$(4,945)	(14)%
Percentage of total revenue	30%	30%			29%	29%
Headcount (at period end)	147	176		(16)%	147	176		(16)%

Cost of revenue decreased by 12% to $15.8 million for the three months ended June 30, 2026 from $18.0 million for the comparable period in 2025. This decrease in expense is primarily attributable to a decrease in software and hosting expenses of $1.4 million, a decrease in business services and outsourced expenses of $0.6 million, and a decrease in salary, stock-based compensation and employee-related expenses of $0.3 million due to restructuring activities.

Cost of revenue decreased by 14% to $31.3 million for the six months ended June 30, 2026 from $36.3 million for the comparable period in 2025. This decrease in expense is primarily attributable to a decrease in software and hosting expenses of $2.6 million, a decrease in business services and outsourced expenses of $1.7 million, and a decrease in salary, stock-based compensation and employee-related expenses of $0.7 million due to restructuring activities.

Sales and Marketing

Sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Sales and marketing	$13,759	$19,888	$(6,129)	(31)%	$27,529	$43,373	$(15,844)	(37)%
Percentage of total revenue	26%	33%			25%	35%
Headcount (at period end)	128	221		(42)%	128	221		(42)%

Sales and marketing expenses decreased by 31% to $13.8 million for the three months ended June 30, 2026 from $19.9 million for the comparable period in 2025. This decrease was primarily attributable to a decrease in salary, stock-based compensation expense and employee-related expenses of $6.1 million due to restructuring activities, and a decrease in software and hosting expenses of $0.5 million, partially offset by an increase in business services and outsourced expenses of $0.4 million.

Sales and marketing expenses decreased by 37% to $27.5 million for the six months ended June 30, 2026 from $43.4 million for the comparable period in 2025. This decrease was primarily attributable to a decrease in salary, stock-based compensation expense and employee-related expenses of $13.8 million due to restructuring activities, a decrease in marketing expenses of $1.0 million, a decrease in software and hosting expenses of $0.9 million, and a decrease in business services and outsourced expenses of $0.3 million.

General and Administrative

Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
General and administrative	$23,979	$7,945	$16,034	202%	$36,099	$24,729	$11,370	46%
Percentage of total revenue	46%	13%			33%	20%
Headcount (at period end)	97	138		(30)%	97	138		(30)%

General and administrative expenses increased by 202% to $24.0 million for the three months ended June 30, 2026 from $7.9 million for the comparable period in 2025. This is primarily attributable to merger-related costs of $13.4 million, an increase in other legal and consulting costs of $2.6 million, and an increase in bad debt expense of $2.2 million, partially offset by a decrease in salary, stock-based compensation expense and employee-related expenses of $2.2 million due to restructuring activities.

General and administrative expenses increased by 46% to $36.1 million for the six months ended June 30, 2026 from $24.7 million for the comparable period in 2025. This is primarily attributable to merger-related costs of $15.0 million and an increase in bad debt expense of $2.2 million, partially offset by a decrease in salary, stock-based compensation expense and employee-related expenses of $3.9 million due to restructuring activities and a decrease in other legal and consulting costs of $1.9 million.

Product Development

Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Product development	$10,385	$13,843	$(3,458)	(25)%	$22,565	$29,877	$(7,312)	(24)%
Percentage of total revenue	20%	23%			21%	24%
Headcount (at period end)	241	358		(33)%	241	358		(33)%

Product development costs decreased by 25% to $10.4 million for the three months ended June 30, 2026 from $13.8 million for the comparable period in 2025. This decrease is primarily related to a decrease in salary, stock-based compensation expense and employee-related expenses of $3.9 million due to restructuring activities, partially offset by an increase in software and hosting expenses of $0.4 million.

Product development costs decreased by 24% to $22.6 million for the six months ended June 30, 2026 from $29.9 million for the comparable period in 2025. This decrease is primarily related to a decrease in salary, stock-based compensation expense and employee-related expenses of $7.6 million due to restructuring activities, partially offset by an increase in software and hosting expense of $0.5 million.

We continued to make investments in public cloud migration, and in the Conversational Cloud. While innovation remains a core component of our strategy, we are operating in a competitive environment characterized by aggressive investment in artificial intelligence and other technological innovation by competitors with significant resources and investment capital. For the three and six months ended June 30, 2026, $2.4 million and $4.8 million was capitalized, respectively, compared to $3.0 million and $6.3 million, respectively, for the comparable periods in 2025.

Depreciation and Amortization Expense

Our depreciation and amortization expense relates to depreciation and amortization of our property and equipment and to amortization of our intangible assets and finance leases.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Depreciation and amortization expense	$5,184	$5,758	$(574)	(10)%	$10,296	$11,576	$(1,280)	(11)%
Percentage of total revenue	10%	10%			9%	9%

Total depreciation and amortization expense decreased by 10% to $5.2 million for the three months ended June 30, 2026 from $5.8 million for the comparable period in 2025. There were no impairments of property and equipment in 2025 and for the first six months of 2026, but we recorded a non-cash impairment charge of $2.1 million related to patents in the fourth quarter of 2025 as a result of our annual impairment test, thus reducing our amortizable asset balance.

Total depreciation and amortization expense decreased by 11% to $10.3 million for the six months ended June 30, 2026 from $11.6 million for the comparable period in 2025.

Impairment of Goodwill

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Impairment of goodwill	$51,826	$—	$51,826	—%	$51,826	$—	$51,826	—%
Percentage of total revenue	99%	—%			47%	—%

The impairment charge during the three and six months ended June 30, 2026 was a result of several triggering events including the execution of the Original Merger Agreement and Notes Restructuring Agreement in April 2026, and a decline in both LivePerson and SoundHound common stock prices. See Note 5 – Goodwill and Intangible Assets, Net under Item 1 of this Quarterly Report on Form 10-Q for additional information about the circumstances surrounding the goodwill impairment charge. There were no goodwill impairment charges for the three months ended March 31, 2026 and the three and six months ended June 30, 2025.

Restructuring (Reversals) Costs, Net

We maintain restructuring initiatives to realign our cost structure with our current business model, in which we have flattened the organization to align to more efficient sales and service support. While the Company’s restructuring efforts are ongoing, the 2025 restructuring activities were substantially completed by December 31, 2025.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Restructuring (reversals) costs net	$(723)	$561	$(1,284)	(229)%	$(723)	$1,866	$(2,589)	(139)%
Percentage of total revenue	(1)%	1%			(1)%	2%

The net reversals in the three and six months ended June 30, 2026 were related to settlement of lease contracts of $0.5 million, with the remainder related to severance and other associated (reversals) costs, net.

The net costs in the three and six months ended June 30, 2025 were related to severance and other associated costs for the 2025 restructuring activities.

Total Other Expense, net

Interest expense represents interest expense from our senior notes, and amortization of debt issuance costs and debt discount. Interest income represents interest earned from cash deposits. Other income (expense), net consists primarily of fair value adjustments for our Warrants and foreign currency gains and losses.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Interest expense	$(8,490)	$(7,866)	$(624)	(8)%	$(16,742)	$(15,344)	$(1,398)	(9)%
Interest income	381	1,493	(1,112)	(74)%	884	2,950	(2,066)	(70)%
Gain on troubled debt restructuring	2,191	—	2,191	—%	2,191	—	2,191	—%
Other income (expense), net	1,518	(2,520)	4,038	160%	2,516	5,967	(3,451)	(58)%
Total other expense, net	$(4,400)	$(8,893)	$4,493	51%	$(11,151)	$(6,427)	$(4,724)	(74)%

Total other expense, net improved by 51% to $4.4 million for the three months ended June 30, 2026 from $8.9 million for the comparable period in 2025. This improvement was primarily due to a $1.9 million gain on the fair value adjustment of the Warrants compared to a $3.0 million loss during the second quarter of fiscal 2025, and the $2.2 million gain on troubled debt restructuring related to the repurchase of a portion of the 2026 Notes in April 2026. These improvements were partially offset by lower interest income earned on a lower cash balance.

Total other expense, net increased by 74% to $11.2 million for the six months ended June 30, 2026 from $6.4 million for the comparable period in 2025. This was primarily due to a $3.0 million gain on the fair value adjustment of the Warrants in 2026 compared to a $5.8 million gain in 2025, higher interest expense due to the terms of the troubled debt restructuring in September 2025, and lower interest income earned on a lower cash balance. These were partially offset by the $2.2 million gain on troubled debt restructuring related to the repurchase of a portion of the 2026 Notes in April 2026.

Provision for Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(Dollars in thousands)				(Dollars in thousands)
Provision for income taxes	$457	$384	$73	19%	$782	$39	$743	1,905%

Provision for income taxes was $0.5 million and $0.8 million for the three and six months ended June 30, 2026, respectively, compared to $0.4 million and less than $0.1 million for the comparable periods in 2025. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate, valuation allowance recorded against losses generated in the U.S. and Germany, UK stock compensation windfall, and changes to unrecognized tax benefits in Israel. The overall tax provision recorded represents tax on non-U.S. earnings in the various jurisdictions in which we operate and the provision for U.S. state and local impacts. The total tax expense associated with non-U.S. jurisdictions is relatively consistent between periods.

Liquidity and Capital Resources

The following describes the Company’s cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$10,786	$(14,772)
Net cash used in investing activities	(5,613)	(7,947)
Net cash (used in) provided by financing activities	$(2,784)	$444

As of June 30, 2026, we had approximately $96.7 million in cash and cash equivalents, an increase of $1.7 million from December 31, 2025. The increase is primarily attributable to favorable working capital management during the six months ended June 30, 2026.

Cash Flows from Operating Activities

Net cash provided by operating activities was $10.8 million for the six months ended June 30, 2026. Our net loss of $81.4 million includes the effect of the goodwill impairment of $51.8 million, non-cash expenses of depreciation and amortization of $10.3 million, interest expense of $8.2 million, stock-based compensation of $4.6 million, amortization of debt issuance costs and accretion of debt discount of $4.2 million, and allowance for credit losses of $2.1 million, partially offset by a gain from the change in the fair value of our Warrants of $3.0 million and a gain on troubled debt restructuring of $2.2 million. Net cash provided by operating activities was further driven by an increase in accounts payable, accrued expenses and other current liabilities of $11.4 million, a decrease in accounts receivable of $7.3 million, and a decrease in contract acquisition costs of $5.8 million, partially offset by a decrease in deferred revenue of $7.5 million.

Net cash used in operating activities was $14.8 million for the six months ended June 30, 2025. Our net loss of $29.8 million includes the effect of non-cash expenses of depreciation and amortization of $11.6 million, stock-based compensation of $9.0 million, interest expense of $7.7 million, and amortization of debt issuance costs and accretion of debt discount of $3.7 million, partially offset by a gain from the change in the fair value of our Warrants of $5.8 million. Net cash used in operating activities was further driven by an increase in prepaid expenses and other current assets of $25.3 million and a decrease in deferred revenue of $2.1 million, partially offset by a decrease in accounts receivable of $5.7 million, a decrease in contract acquisition costs of $4.2 million, and an increase in accounts payable, accrued expenses and other current liabilities of $6.4 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.6 million for the six months ended June 30, 2026, and was primarily driven by purchases of property and equipment and capitalization of internal-use software development costs.

Net cash used in investing activities was $7.9 million for the six months ended June 30, 2025, and was primarily driven by purchases of property and equipment and capitalization of internal-use software development costs.

Cash Flows from Financing Activities

Net cash used in financing activities was $2.8 million for the six months ended June 30, 2026, and was primarily driven by the repurchase of a portion of our 2026 Notes.

Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2025, and was primarily driven by proceeds from the issuance of common stock under our ESPP.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service and sales and marketing departments, and for the amortization of purchased intangible assets, as well as acquisition costs and non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of June 30, 2026, we had an accumulated deficit of $1,139.9 million.

Our principal sources of liquidity are payments received from customers using our products. We anticipate that our current cash and cash equivalents will be sufficient to satisfy our working capital and capital requirements for at least the next 12 months. However, we cannot assure you that we will not require additional funds prior to such time, and we would then seek to sell additional equity or debt securities through public financings, or seek alternative sources of financing. We cannot assure you that additional funding will be available on favorable terms, when needed, if at all. If we are unable to obtain any necessary financing, we may be required to further reduce the scope of our planned sales and marketing and product development efforts, which could materially adversely affect our financial condition and operating results. In addition, we may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in or acquire complementary businesses, technologies, services or products.

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

Collection Risks

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the six months ended June 30, 2026, our allowance for credit losses increased by $1.6 million to $6.0 million. During the six months ended June 30, 2025, our allowance for credit losses decreased by $2.5 million to $6.1 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for credit losses on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written off and charged against the applicable recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for credit losses when accounts previously reserved have been collected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026. Disclosure controls and procedures ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed and summarized within the time periods specified in the Securities and Exchange Commission’s rules and forms, and ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to the Pending Merger with SoundHound

The Mergers may not be completed, and the Amended and Restated Merger Agreement may be terminated in accordance with its terms. Failure to complete the Mergers could negatively impact the price of shares of LivePerson Common Stock, as well as LivePerson’s respective future businesses and financial results.

The Mergers are subject to a number of conditions that must be satisfied, including the approval by LivePerson stockholders of the merger proposal, or, to the extent permitted by applicable law, waived, in each case prior to the completion of the Mergers. These conditions to the completion of the Mergers, some of which are beyond the control of SoundHound and LivePerson, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Mergers may be delayed or may not be completed.

In addition, if the First Merger is not completed by October 21, 2026, or, in certain instances, on or before December 5, 2026, either SoundHound or LivePerson may choose not to proceed with the Mergers by terminating the Amended and

Restated Merger Agreement, and the parties can mutually decide to terminate the Amended and Restated Merger Agreement at any time, before or after LivePerson stockholder approval. Further, either SoundHound or LivePerson may elect to terminate the Amended and Restated Merger Agreement in certain other circumstances.

If the transactions contemplated by the Amended and Restated Merger Agreement are not completed for any reason, LivePerson’s ongoing business, financial condition and financial results may be adversely affected. Without realizing any of the benefits of having completed the transactions, LivePerson will be subject to a number of risks, including the following:

•LivePerson may be required to pay its costs relating to the transactions, which are substantial, such as legal, accounting, financial advisory and printing fees, whether or not the transactions are completed;
•LivePerson may owe a termination fee of $5 million, plus SoundHound transaction expenses, as further described below;
•time and resources committed by LivePerson’s management to matters relating to the transactions could otherwise have been devoted to pursuing other beneficial opportunities;
•LivePerson may experience negative reactions from financial markets, including negative impacts on the prices of its common stock, including to the extent that the current market price reflects a market assumption that the transactions will be completed;
•LivePerson may experience negative reactions from employees, customers or vendors; and
•since the Amended and Restated Merger Agreement restricts the conduct of LivePerson’s business prior to completion of the Mergers, LivePerson may not have been able to take certain actions during the pendency of the Mergers that would have benefited it as an independent company and the opportunity to take such actions may no longer be available.

If the Amended and Restated Merger Agreement is terminated and the LivePerson board of directors seeks another merger or business combination, LivePerson may not be able to find a party willing to offer equivalent or more attractive consideration than the consideration SoundHound has agreed to provide in the Mergers, or that such other merger or business combination is completed. If the Amended and Restated Merger Agreement is terminated under specified circumstances, LivePerson may be required to pay SoundHound a termination fee of $5 million, plus an additional amount equal to SoundHound’s documented expenses incurred prior to and including the date of the termination of the Amended and Restated Merger Agreement.

LivePerson stockholders that receive SoundHound Common Stock in the First Merger will not receive cash consideration (other than cash in lieu of fractional shares of SoundHound Common Stock) with which to pay any tax liability resulting from the First Merger.

The receipt of SoundHound Common Stock and any cash in lieu of fractional shares of SoundHound Common Stock by LivePerson stockholders entitled to receive the Per Share Merger Consideration in exchange for LivePerson Common Stock in the First Merger is intended to be treated as a taxable transaction for U.S. federal income tax purposes. The amount of gain or loss, if any, recognized by such LivePerson stockholders will vary depending on such LivePerson stockholders’ particular situation, including the fair market value of the SoundHound Common Stock and the amount of any cash in lieu of fractional shares of SoundHound Common Stock received by such LivePerson stockholder in the First Merger, and the adjusted tax basis of the LivePerson Common Stock exchanged by such LivePerson stockholder in the First Merger. LivePerson stockholders that receive SoundHound Common Stock in the First Merger will not receive any cash consideration (other than any cash received in lieu of fractional shares of SoundHound Common Stock) with which to pay any tax liability resulting from the First Merger.

LivePerson will be subject to business uncertainties while the Mergers are pending, which could adversely affect their business.

Uncertainty about the effect of the Mergers on employees, industry contacts and business partners may have an adverse effect on LivePerson. These uncertainties may impair LivePerson’s ability to attract, retain and motivate key personnel until the Mergers are completed and for a period of time thereafter and could cause industry contacts, business partners and others that deal with LivePerson to seek to change their existing business relationships with LivePerson. Employee retention at LivePerson may be particularly challenging during the pendency of the Mergers, as employees may experience uncertainty about their roles with SoundHound following the Mergers. In addition, the Amended and Restated Merger Agreement restricts

LivePerson from entering into certain corporate transactions and taking other specified actions without the consent of SoundHound. These restrictions may prevent LivePerson from pursuing attractive business opportunities that may arise prior to the completion of the Mergers.

SoundHound and LivePerson will incur significant transaction and merger-related costs in connection with the Mergers, which may be in excess of those anticipated by SoundHound or LivePerson.

Each of SoundHound and LivePerson has incurred and expects to continue to incur a number of non-recurring costs associated with negotiating and completing the Mergers and combining the operations of the two companies. These fees and costs have been, and will continue to be, substantial. The substantial majority of non-recurring expenses will consist of transaction costs related to the Mergers and include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, severance and benefit costs, and filing fees.

SoundHound and LivePerson will also incur transaction fees and costs related to the integration of the companies, which may be substantial. Moreover, each company may incur additional unanticipated expenses in connection with the Mergers and the integration, including costs associated with any stockholder litigation related to the Mergers. Although SoundHound and LivePerson each expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow SoundHound and LivePerson to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all. For additional information, see the risk factor entitled “The integration of LivePerson and SoundHound may not be as successful as anticipated, and SoundHound may not achieve the intended benefits or do so within the intended timeframe” below.

The costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on the financial condition and operating results of the combined company following the completion of the Mergers.

The Amended and Restated Merger Agreement limits LivePerson’s ability to pursue alternatives to the Mergers, which may discourage certain other companies from making favorable alternative transaction proposals and, in specified circumstances, could require LivePerson to pay SoundHound a termination fee.

The Amended and Restated Merger Agreement contains provisions that may discourage a third party from submitting a competing proposal to LivePerson that might result in greater value to LivePerson stockholders than the Mergers or, in the event that a third party competing proposal is made, a third party may propose to pay a lower per share price to acquire LivePerson than it might otherwise have proposed to pay. These provisions include a general prohibition on LivePerson soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by the LivePerson board of directors, entering into discussions with any third party regarding any acquisition proposal. Furthermore, there are only limited exceptions to the requirement under the Amended and Restated Merger Agreement that the LivePerson board of directors not withdraw or modify the LivePerson board of directors recommendation. Although the LivePerson board of directors is permitted to effect a recommendation change, after complying with certain procedures set forth in the Amended and Restated Merger Agreement, in response to certain superior proposals or certain intervening events (if the LivePerson board of directors determines in good faith, after having taken into account the advice of outside legal counsel, that a failure to do so would be inconsistent with its fiduciary duties under applicable law), such recommendation change would entitle SoundHound to terminate the Amended and Restated Merger Agreement and receive a cash termination fee in the amount of $5 million, plus an additional amount equal to SoundHound’s documented transaction expenses incurred prior to and including the date of the termination of the Amended and Restated Merger Agreement.

The integration of LivePerson into SoundHound may not be as successful as anticipated, and SoundHound may not achieve the intended benefits or do so within the intended timeframe.

The Mergers involve numerous operational, strategic, financial, accounting, legal, tax and other risks, potential liabilities associated with the acquired businesses, and uncertainties related to design, operation and integration of LivePerson’s internal control over financial reporting. Difficulties in integrating LivePerson into SoundHound may result in LivePerson performing differently than expected, operational challenges, or the failure to realize anticipated expense-related efficiencies. Potential difficulties that may be encountered in the integration process include, among others:

•the inability to successfully integrate the businesses of LivePerson into SoundHound in a manner that permits SoundHound to achieve the full revenue and cost savings anticipated from the Mergers;
•complexities associated with managing the larger, more complex, integrated business;

•integrating personnel from the two companies and the loss of key employees;
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Mergers;
•integrating relationships with industry contacts and business partners;
•performance shortfalls as a result of the diversion of management’s attention caused by completing the Mergers and integrating LivePerson’s operations into SoundHound; and
•the disruption of, or the loss of momentum in, ongoing business or inconsistencies in standards, controls, procedures and policies.

Additionally, the success of the Mergers will depend, in part, on SoundHound’s ability to realize the anticipated benefits from combining SoundHound’s and LivePerson’s businesses. The anticipated benefits of the Mergers may not be realized fully or at all, may take longer to realize than expected, or could have other adverse effects that SoundHound does not currently foresee.

Because the value ascribed to the SoundHound Common Stock, the Aggregate Consideration Amount and the Closing TASE Cash Merger Consideration will be subject to adjustment and because the market price of SoundHound Common Stock will fluctuate, LivePerson stockholders cannot be certain of the precise value of the Per Share Merger Consideration they may receive in the First Merger or the Per Share Cash Merger Consideration they may receive in the Second Merger, as applicable.

If the First Merger is completed, at the First Effective Time, each issued and outstanding eligible share of LivePerson Common Stock (other than (i) shares held by LivePerson as treasury shares, (ii) shares held by any subsidiary of LivePerson, (iii) shares held by SoundHound or any subsidiary of SoundHound (such shares described in the foregoing clauses (i) through (iii), “Cancelled LivePerson Shares”) or (iv) TASE Shares) will be converted into the right to receive the Per Share Merger Consideration. The Per Share Merger Consideration is calculated by dividing the Closing Merger Consideration by the total number of shares of LivePerson Common Stock that are issued and outstanding, or that are issuable upon the conversion, exercise or settlement in full of other rights to acquire LivePerson Common Stock, immediately prior to the First Effective Time (other than Cancelled LivePerson Shares and the TASE Shares). The Closing Merger Consideration, being the aggregate amount of consideration payable by SoundHound to holders of LivePerson Common Stock (other than Cancelled LivePerson Shares and TASE Shares) in connection with the First Merger, will be a number of shares of SoundHound Common Stock equal to the quotient of (a) the Aggregate Consideration Amount, divided by (b) the SoundHound Closing Stock Price. The Aggregate Consideration Amount refers to an amount equal to (I) $42,784,532.64, minus (II) the LivePerson Shortfall Cash, plus (III) the aggregate dollar amount of the exercise prices of all In-the-Money Options (other than Assumed Options). LivePerson Shortfall Cash refers to an amount equal to (x) $74,000,000, minus (y) the aggregate principal amount of the 2026 Notes repurchased by LivePerson between April 1, 2026 and the closing date, minus (z) the cash and cash equivalents on LivePerson’s balance sheet as of 12:01 a.m. Pacific Time on the closing date (net of certain LivePerson transaction expenses) (as estimated in accordance with the Amended and Restated Merger Agreement); provided that, if a negative number results from such calculation, LivePerson Shortfall Cash will be $0. The SoundHound Closing Stock Price is subject to a collar and will be the volume-weighted average sales price per share of SoundHound Common Stock on the Nasdaq for each of the ten consecutive trading days ending on (and including) the trading day that is three (3) trading days prior to the Closing Date (the “SoundHound Closing VWAP Stock Price”); provided that it will be no greater than $12.00 and no less than $7.00.

If the Second Merger is completed, at the Second Effective Time, each issued and outstanding eligible TASE Share (other than any Dissenting Shares) will be converted into the right to receive the Per Share Cash Merger Consideration. The Per Share Cash Merger Consideration is calculated by dividing the Closing TASE Cash Merger Consideration by the Fully Diluted TASE Common Number. The Closing TASE Cash Merger Consideration will be equal to the Closing Merger Consideration, multiplied by the SoundHound Closing VWAP Stock Price, multiplied further by the Closing TASE Merger Consideration Percentage, which will be a figure equal to the total number of TASE Shares issued and outstanding immediately prior to the Second Effective Time, divided by the Fully Diluted Common Number. If the Closing TASE Cash Merger Consideration is greater than $7.5 million, then the Closing TASE Cash Merger Consideration will be deemed to equal $7.5 million.

If the Mergers are completed, there will be a time lapse between each of the date of the proxy statement/prospectus for the special meeting at which LivePerson stockholders vote to approve the merger proposal, the date of the special meeting and the date on which LivePerson stockholders entitled to receive the Per Share Merger Consideration or the Per Share Cash Merger Consideration, as applicable, actually receive the Per Share Merger Consideration or the Per Share Cash Merger Consideration, as applicable. The market value of shares of SoundHound Common Stock will fluctuate, possibly materially, during and after these periods as a result of a variety of factors, including general market and economic conditions, changes in

SoundHound’s businesses, operations and prospects, and regulatory considerations. Such factors are difficult to predict and, in many cases, may be beyond the control of SoundHound and LivePerson. Furthermore, LivePerson’s cash balance will fluctuate over the interim period. The actual value of any Per Share Merger Consideration or Per Share Cash Merger Consideration, as applicable, received by LivePerson stockholders at the completion of the Mergers will depend in part on the market value of the shares of SoundHound Common Stock and the cash and cash equivalents on LivePerson’s balance sheet at that time and, in the case of the Per Share Cash Merger Consideration, the total number of TASE Shares issued and outstanding at that time. Additionally, if the market value of the SoundHound shares exceeds $12.00 or is less than $7.00 at the relevant measurement time before Closing, the SoundHound Closing Stock Price used to determine the number of shares of SoundHound Common Stock the LivePerson stockholders will be entitled to receive in the First Merger will be adjusted. Consequently, at the time LivePerson stockholders decide whether to approve the merger proposal, they will not know the actual market value of the Per Share Merger Consideration or the Per Share Cash Merger Consideration, as applicable, they will receive when the Mergers are completed. For additional information about the merger consideration, please see Note 1 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

LivePerson stockholders who receive the Per Share Merger Consideration will have a reduced ownership and voting interest in the combined company after the First Merger compared to their current ownership in LivePerson and will exercise less influence over the combined company’s management, and LivePerson stockholders who receive the Per Share Cash Merger Consideration as a result of the Second Merger will not have any ownership or voting interest in the combined company after the Second Merger.

Currently, LivePerson stockholders have the right to vote in the election of the LivePerson board of directors and the power to approve or reject any matters requiring stockholder approval under Delaware law and the LivePerson organizational documents. Upon completion of the First Merger, each LivePerson stockholder who receives shares of SoundHound Common Stock in the First Merger will become a stockholder of SoundHound with a percentage ownership of SoundHound that is smaller than such LivePerson stockholder’s current percentage ownership of LivePerson. Based on the number of issued and outstanding shares of SoundHound Common Stock and LivePerson Common Stock and LivePerson Options as of July 6, 2026, and assuming there is no cash adjustment to the Aggregate Consideration Amount and the Closing Merger Consideration is approximately 3.0 million to 5.1 million shares of SoundHound Common Stock, after the First Merger LivePerson stockholders who receive the Per Share Merger Consideration are expected to become owners of approximately 1.5% to 0.9% of the outstanding shares of SoundHound Common Stock. Even if all former LivePerson stockholders voted together on all matters presented to SoundHound stockholders from time to time, the former LivePerson stockholders would exercise significantly less influence over the management and policies of SoundHound after the Mergers than they now have on the management and policies of LivePerson.

SoundHound and LivePerson may be targets of securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the Mergers from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on SoundHound’s and LivePerson’s respective liquidity and financial condition. Any such lawsuit could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Amended and Restated Merger Agreement already implemented or to otherwise enjoin the parties from consummating the Mergers. If a plaintiff is successful in obtaining an injunction prohibiting completion of the Mergers, then that injunction may delay or prevent the Mergers from being completed, which may adversely affect SoundHound’s and LivePerson’s respective business, financial position and results of operations.

One of the conditions to the closing of the Mergers is that no injunction, order or award by any court or governmental entity having jurisdiction over any party has been entered and continues to be in effect and no law has been adopted or is effective, in either case, that prohibits or makes illegal the consummation of the Mergers. Consequently, if a lawsuit is filed and a plaintiff is successful in obtaining an injunction prohibiting consummation of the Mergers, then that injunction may delay or prevent the Mergers from being completed within the expected timeframe or at all, which may adversely affect SoundHound’s and LivePerson’s respective business, financial position, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by the issuer during the three months ended June 30, 2026.

Purchase of Equity Securities by the Issuer

There were no repurchases of equity securities by the issuer during the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended June 30, 2026, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulations S-K.

ITEM 6. EXHIBITS

2.1
Merger Agreement, dated as of April 21, 2026, by and among SoundHound AI, Inc., Lightspeed Merger Sub Inc. and LivePerson, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed by SoundHound AI, Inc. on April 21, 2026)

2.2
Amended and Restated Merger Agreement, dated as of July 2, 2026, by and among SoundHound AI, Inc., Lightspeed Merger Sub Inc., Lightspeed Merger Sub II Inc., and LivePerson, Inc. (incorporated by reference to Exhibit 2.1 to LivePerson’s Current Report on Form 8-K filed on July 2, 2026)

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

LIVEPERSON, INC.
(Registrant)

Date:	August 7, 2026	By:	/s/ JOHN SABINO
		Name:	John Sabino

		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2026	By:	/s/ JOHN COLLINS
		Name:	John Collins

		Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)